Form 10-Q
period 1996-03-31
CARBO CERAMICS INC
filed 1996-06-03
CIK 1009672

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---              OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ________.


                          COMMISSION FILE NO. 0-28178



                              CARBO CERAMICS INC.
            (Exact name of registrant as specified in its charter)



            DELAWARE                                       72-1100013
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)



                         600 E. LAS COLINAS BOULEVARD
                                  SUITE 1520
                              IRVING, TEXAS 75039
                   (Address of principal executive offices)


                                 (214)401-0090
                        (Registrant's telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes           No  X
                                                      -----        -----

          As of June 3, 1996, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              PAGE
- ------------------------------

     Item 1.  Financial Statements

              Balance Sheets (Unaudited) -                                    3
              March 31, 1996 and December 31, 1995

              Statements of Income                                            4
              (Unaudited) - Three months ended March 31, 1996 and 1995

              Statements of Cash Flows                                        5
              (Unaudited) - Three months ended March 31, 1996 and 1995

              Notes to Financial Statements - March 31, 1996                6-7
              (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial               8
              Condition and Results of Operations


PART II.  OTHER INFORMATION
- -----------------------------

     Item 1.  Legal proceedings                                               9

     Item 2.  Changes in securities                                           9

     Item 3.  Defaults upon senior securities                                 9

     Item 4.  Submission of matters to a vote of security-holders             9

     Item 5.  Other information                                               9

     Item 6.  Exhibits and reports on Form 8-K                                9


Signatures                                                                   10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- -------

                              CARBO CERAMICS INC.
                                 BALANCE SHEETS

                                                                                 PRO FORMA
                                                                  MARCH 31,       MARCH 31,
                                                                    1996            1996         DECEMBER 31,
                                                                 (UNAUDITED)     (UNAUDITED)         1995
                                                                 -----------  ----------------   ------------
                                                                              ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents (overdraft)                           $  (353)        $  (353)         $   201
  Trade accounts receivable                                         7,997           7,997            8,783
  Inventories:
     Finished goods                                                 4,404           4,404            3,852
     Raw  materials and supplies                                    4,371           4,371            3,979
                                                                  -------         -------          -------
                                                                    8,775           8,775            7,831
  Prepaid expenses and other current assets                           439             439              270
  Deferred income taxes                                                 -           5,408                -
                                                                  -------         -------          -------
     Total current assets                                          16,858          22,266           17,085
Property, plant and equipment:
  Land and land improvements                                           57              57               57
  Buildings                                                         4,505           4,505            2,759
  Machinery and equipment                                          23,870          23,870           16,400
  Construction in progress                                            683             683            8,746
                                                                  -------         -------          -------
                                                                   29,115          29,115           27,962
  Less accumulated depreciation                                     6,353           6,353            5,958
                                                                  -------         -------          -------
                                                                   22,762          22,762           22,004
                                                                  -------         -------          -------
                                                                  $39,620         $45,028          $39,089
                                                                  =======         =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $ 3,404         $ 3,404          $ 2,780
  Accounts payable                                                  1,088           1,088            1,820
  Accrued expenses                                                  3,005           5,264            3,108
                                                                  -------         -------          -------
     Total current liabilities                                      7,497           9,756            7,708
Deferred income taxes                                                   -           1,039                -
Notes payable to shareholders                                           -          26,842                -
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     5,000 shares authorized, pro forma;
     no shares outstanding, pro forma                                   -               -                -
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized:
     12,002,000 shares outstanding;
     12,302,000 shares outstanding, pro forma                         120             123              120
  Class B nonvoting common stock, par value $0.01 per share,
     4,000,000 shares authorized; 300,000 shares outstanding;
     no shares authorized or outstanding, pro forma                     3               -                3
  Additional paid-in capital                                        6,626           6,385            6,626
  Unearned compensation                                            (1,206)              -           (1,316)
  Retained earnings                                                26,580             883           25,948
                                                                  -------         -------          -------
Total shareholders' equity                                         32,123           7,391           31,381
                                                                  -------         -------          -------
                                                                  $39,620         $45,028          $39,089
                                                                  =======         =======          =======

        The accompanying notes are an integral part of these statements.

                             CARBO CERAMICS  INC.
                             STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                     1996         1995
                                                 ------------  -----------
                                                     ($ IN THOUSANDS)

Sales                                            $    13,033   $    13,258
Cost of goods sold                                     6,893         6,731
                                                 -----------   -----------

Gross profit                                           6,140         6,527
Selling, general and administrative expenses           1,771         1,672
                                                 -----------   -----------

Operating profit                                       4,369         4,855
Other income (expense):
  Interest income                                          2            67
  Interest expense                                       (20)            -
  Other, net                                              24            34
                                                 -----------   -----------
                                                           6           101
                                                 -----------   -----------

Net income                                       $     4,375   $     4,956
                                                 ===========   ===========

Pro forma income data
  Historical income before income taxes          $     4,375   $     4,956
  Pro forma adjustment for income taxes                1,663         1,883
                                                 -----------   -----------
  Pro forma net income                           $     2,712   $     3,073
                                                 ===========   ===========
  Pro forma net income per share                 $      0.19   $      0.21
                                                 ===========   ===========
  Pro forma weighted average number of shares     14,602,000    14,602,000
                                                 ===========   ===========

        The accompanying notes are an integral part of these statements.

                             CARBO CERAMICS  INC.
                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1996      1995
                                                         --------  --------
                                                         ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                               $ 4,375   $ 4,956
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                            395       257
     Amortization of unearned compensation                   110       110
Changes in operating assets and liabilities:
     Trade accounts receivable                               786     1,126
     Inventories                                            (944)     (982)
     Prepaid expenses and other current assets              (169)       67
     Accounts payable                                       (732)     (285)
     Accrued expenses                                       (103)     (569)
                                                         -------   -------
Net cash provided by operating activities                  3,718     4,680

INVESTING ACTIVITIES
Purchase of property, plant and equipment                 (1,153)   (2,332)
                                                         -------   -------
Net cash used in investing activities                     (1,153)   (2,332)

FINANCING ACTIVITIES
Net proceeds on bank borrowings                              624         -
Dividends paid                                            (3,743)   (3,681)
                                                         -------   -------
Net cash used in financing activities                     (3,119)   (3,681)
                                                         -------   -------

Net decrease in cash and cash equivalents                   (554)   (1,333)
Cash and cash equivalents at beginning of period             201     4,413
                                                         -------   -------
Cash and cash equivalents (overdraft) at end of period   $  (353)  $ 3,080
                                                         =======   =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                            $    22   $     -
                                                         =======   =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements of Carbo Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form S-1 Registration Statement No. 333-1884 as filed with the SEC.

2. PLANT EXPANSION

   The Company substantially completed the expansion of its Eufaula, Alabama plant in the quarter ended March 31, 1996. The expansion became fully operational in March 1996 with project-to-date spending at $12,177,534. The Company estimates additional spending of approximately $168,000 to complete the expansion.

3. DIVIDENDS PAID

   On March 28, 1996, the Company declared a $3,383,050 dividend ($0.275 per share based on 12,302,000 shares) payable to all shareholders of record on March 28, 1996. The dividend was paid on March 29, 1996, and was partially funded by borrowing against the Company's revolving line of credit which had an outstanding balance of $3,404,000 at March 31, 1996.

4. PRO FORMA INFORMATION

   The unaudited pro forma balance sheet as of March 31, 1996, reflects the pro forma effects of certain transactions associated with the initial public offering of the Company's common stock including:

   (i) vesting of 800,000 restricted shares of Common Stock upon the occurrence of the initial public offering, and the resulting recognition of (A) compensation expense totaling $1,206,175 (no change in total shareholders' equity) and (B) a deferred income tax asset with a corresponding increase in additional paid-in capital of $3,486,196, which is equal to 38% of the tax deduction the Company will receive as compensation expense (to the extent that such deduction exceeds the amount recognized as compensation expense in the financial statements);

   (ii) recognition of a deferred income tax asset of $1,922,039 and a deferred income tax liability of $1,038,536 for the effect of cumulative temporary differences upon the termination of the Company's S Corporation status in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes;

   (iii) issuance of notes payable to the current shareholders for the distribution of the Company's previously taxed, undistributed S Corporation income as of December 31, 1995, of $26,841,926, and payment of the final S Corporation distribution of $2,258,961 which represents the Company's remaining undistributed S Corporation earnings (as measured under the rules governing S Corporations under the Internal Revenue Code, but prior to deductions for compensation expense arising from distributions with respect to restricted shares of Common Stock) from January 1, 1996, through the termination of the Company's S Corporation status;

   (iv) conversion of all outstanding shares of Class B nonvoting common stock to voting shares of Common Stock; and

   (v)  authorization of 5,000 shares of Preferred Stock.

Significant components of pro forma deferred tax assets and liabilities are as follows:

DEFERRED TAX ASSETS:
Compensation related to restricted stock...........      $4,655,076
Employee benefits..................................         258,696
Inventories........................................         390,174
Other..............................................         104,289
                                                         ----------
Total deferred tax assets..........................       5,408,235

DEFERRED TAX LIABILITIES:
Depreciation.......................................       1,038,536
                                                         ----------
Total deferred tax liabilities.....................       1,038,536
                                                         ----------
Net deferred assets................................      $4,369,699
                                                         ==========

Pro forma net income reflects the pro forma effects for income taxes at an effective tax rate of 38%, as if the Company were a taxable entity during the periods presented.

Pro forma net income per share is calculated by dividing pro forma net income by the pro forma weighted average number of shares of Common Stock outstanding, adjusted to reflect a 2,000 for 1 stock split and the assumed issuance of an additional 2,300,000 shares of Common Stock which are equivalent to the number of shares issued by the Company in the initial public offering of its Common Stock, including the exercise of the Underwriters' over-allotment option of 300,000 shares.

5. SUBSEQUENT EVENTS

   On April 17, 1996, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing 5,000 shares of Preferred Stock with a par value of $0.01 per share, a 2,000 for 1 split of the Company's Common Stock and the conversion of all previously issued and outstanding shares of Class B common stock into voting shares of Common Stock. (All capital amounts, share and per share data in these financial statements have been retroactively restated to reflect the stock split.)

   On April 19, 1996, the Company declared a dividend of $26,841,926, the amount of previously undistributed S Corporation earnings as of December 31, 1995. The Company issued notes to its shareholders in payment of the dividend. On April 24, 1996, the Company terminated its election to be taxed as an S Corporation under the Internal Revenue Code.

   The Company completed an initial public offering of its Common Stock on April 26, 1996, pursuant to which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $17.00 per share. Net proceeds from the offering after deducting the underwriting discount of $2,737,000 and estimated expenses of $875,000 incurred in connection with the offering were $35,488,000. Of the net proceeds received from the Offering, the Company has used (i) $26,841,926 to prepay the principal of notes issued by the company to its current shareholders in payment of an S Corporation dividend and (ii) $3,615,000 to repay borrowings on its revolving line of credit.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Results of Operations

Revenues were $13.0 million for the three months ended March 31, 1996, compared to $13.3 million for the same period in the prior year, a decrease of 1.7%. Revenues declined from the prior year due to a reduction in export shipments, principally those destined for use in the North Sea. Revenues increased from the prior year by 9% in the U.S. and 6% in Canada.

Gross profit in the first quarter 1996 was $6.1 million, or 47.1% of revenues, a 5.9% reduction from the gross profit of $6.5 million or 49.2% in the same quarter in 1995. Gross profit declined primarily due to the fact that the geographic areas in which sales volume and revenue increased utilized the lower margin CarboEconoProp(R) product while the export markets in which sales volume and revenues declined, had used the higher margin CarboLite(R) product. This shift in the product mix resulted in a reduction in the average selling price of the Company's products and a corresponding reduction in gross profit.

Selling, general and administrative expenses were $1.8 million in the first quarter 1996, a 5.9% increase as compared to $1.7 million for the same period a year earlier. Costs associated with the warehousing and shipping of the Company's products increased by $143,000 from the previous year. The increase in these costs was associated with an increase in inventory levels and a continuing upgrade of equipment in the Company's distribution operation.

Liquidity and Capital Resources

Through the first quarter 1996, the Company has continued to rely on internally generated cash flows and borrowings under its existing credit facility to finance its operations and growth. Cash provided by operations during the three months ended March 31, 1996, was $3.7 million net of a $1.2 million use of cash for increases in working capital. Working capital increased primarily due to an increase in finished goods inventories and a decrease in accounts payable balances in connection with payments made for the expansion of the Company's Eufaula manufacturing facility.

During the three months ended March 31, 1996, the Company recorded additions to property, plant and equipment of $1.2 million including $759,000 for the expansion of its Eufaula manufacturing facility which was completed in February 1996.

The Company currently has an unsecured line of credit in the amount of $9.0 million. During the first quarter 1996, the Company borrowed an additional $624,000 against its line of credit bringing the total amount outstanding to $3.4 million as of March 31, 1996.

The Company anticipates that it will be able to satisfy its operational and capital spending requirements for the remainder of 1996 with cash flow generated from operations. On April 24, 1996, the Company and its shareholders terminated their election to be treated as an S Corporation under the Internal Revenue Code. However, due to a deferred tax asset arising primarily from the vesting of 800,000 shares of restricted common stock in connection with the initial public offering of the Company's common stock, the Company does not anticipate actually paying income taxes until the fourth quarter of 1996.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CARBO CERAMICS INC.

                                         By: /S/Paul G. Vitek
                                         ------------------------------------
                                         Paul G. Vitek
                                         Vice President, Finance

Date:  June  3, 1996