Form 10-Q
period 1996-06-30
CARBO CERAMICS INC
filed 1996-08-01
CIK 1009672

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---            OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

    ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO ________.


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


                                (214) 401-0090
                        (Registrant's telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X      No
                                                     -----        -----

          As of August 1, 1996, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                 PAGE
- ------------------------------

  Item 1.  Financial Statements

           Balance Sheets (Unaudited) -                          3
           June 30, 1996 and December 31, 1995

           Statements of Income                                  4
           (Unaudited) - Three months and six months ended
           June 30, 1996 and 1995

           Statements of Cash Flows                              5
           (Unaudited) - Six months ended June 30, 1996
           and 1995

           Notes to Financial Statements - June 30, 1996        6-8
           (Unaudited)

  Item 2.  Management's Discussion and Analysis of Financial    9-10
           Condition and Results of Operations


PART II.  OTHER INFORMATION
- ---------------------------

  Item 1.  Legal proceedings                                     11

  Item 2.  Changes in securities                                 11

  Item 3.  Defaults upon senior securities                       11

  Item 4.  Submission of matters to a vote of
           security-holders                                      11

  Item 5.  Other information                                     11

  Item 6.  Exhibits and reports on Form 8-K                      11

Signatures                                                       12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -------

                              CARBO CERAMICS INC.
                                BALANCE SHEETS

                                                                            JUNE 30,
                                                                             1996         DECEMBER 31,
                                                                          (UNAUDITED)        1995
                                                                          -----------     ------------
                                                                                ($ in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 3,809        $   201
  Trade accounts receivable                                                   12,539          8,783
  Inventories:
     Finished goods                                                            4,479          3,852
     Raw  materials and supplies                                               4,393          3,979
                                                                             -------        -------
     Total inventories                                                         8,872          7,831
  Prepaid expenses and other current assets                                      724            270
  Deferred income taxes                                                        3,750              -
                                                                             -------        -------
     Total current assets                                                     29,694         17,085
Property, plant and equipment:
  Land and land improvements                                                      57             57
  Buildings                                                                    4,536          2,759
  Machinery and equipment                                                     24,555         16,400
  Construction in progress                                                       639          8,746
                                                                             -------        -------
     Total                                                                    29,787         27,962
  Less accumulated depreciation                                                6,855          5,958
                                                                             -------        -------
     Net property, plant and equipment                                        22,932         22,004
                                                                             -------        -------

     Total Assets                                                            $52,626      $  39,089
                                                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                                            $     -      $   2,780
  Accounts payable                                                             1,308          1,820
  Accrued expenses                                                             3,030          3,108
                                                                             -------        -------
     Total current liabilities                                                 4,338          7,708
Deferred income taxes                                                          1,267              -

Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     5,000 shares authorized,
     none outstanding                                                              -              -
  Common stock, par value $0.01 per share,
     40,000,000 shares authorized:
     14,602,000 and 12,302,000 shares issued and
     outstanding in 1996 and 1995, respectively                                  146            120
  Class B nonvoting common stock, par value $0.01 per share,
     4,000,000 shares authorized; 300,000 shares issued
     and outstanding in 1995                                                       -              3
  Additional paid-in capital                                                  42,919          6,626
  Unearned compensation                                                            -         (1,316)
  Retained earnings                                                            3,956         25,948
                                                                             -------        -------
     Total shareholders' equity                                               47,021         31,381
                                                                             -------        -------

  Total liabilities and shareholders' equity                                 $52,626      $  39,089
                                                                             =======        =======

       The accompanying notes are an integral part of these statements.

                             CARBO CERAMICS  INC.
                             STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                --------------------------  --------------------------
                                                    1996          1995          1996          1995
                                                ------------  ------------  ------------  ------------
                                                                   ($ IN THOUSANDS)
Sales                                           $    17,399   $    15,197   $    30,432   $    28,455
Cost of goods sold                                    9,382         7,485        16,275        14,216
                                                -----------   -----------   -----------   -----------

Gross profit                                          8,017         7,712        14,157        14,239
Selling, general and administrative expenses          2,965         1,873         4,736         3,545
                                                -----------   -----------   -----------   -----------

Operating profit                                      5,052         5,839         9,421        10,694
Other  income (expense):
 Interest income                                         47            48            49           115
 Interest expense                                       (66)            -           (86)            -
 Other, net                                              (8)          (67)           16           (33)
                                                -----------   -----------   -----------   -----------
                                                        (27)          (19)          (21)           82
                                                -----------   -----------   -----------   -----------

Income before taxes                                   5,025         5,820         9,400        10,776
Income taxes                                          1,003             -         1,003             -
                                                -----------   -----------   -----------   -----------

Net income                                      $     4,022   $     5,820   $     8,397   $    10,776
                                                -----------   -----------   -----------   -----------

Pro forma data:
 Income before income taxes                     $     5,025   $     5,820   $     9,400   $    10,776
 Pro forma income taxes                               1,910         2,212         3,572         4,095
                                                -----------   -----------   -----------   -----------
 Pro forma net income                           $     3,115   $     3,608   $     5,828   $     6,681
                                                -----------   -----------   -----------   -----------
 Pro forma net income per share                       $0.21         $0.25         $0.40         $0.46
                                                -----------   -----------   -----------   -----------
 Pro forma weighted average number of shares     14,729,863    14,602,000    14,665,932    14,602,000
                                                -----------   -----------   -----------   -----------

       The accompanying notes are an integral part of these statements.

                             CARBO CERAMICS  INC.
                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                        ------------------
                                                          1996       1995
                                                        --------   -------
                                                         ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                              $  8,397   $10,776
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                               897       524
  Amortization of unearned compensation                    1,316       219
  Deferred income taxes                                    1,003
Changes in operating assets and liabilities:
  Trade accounts receivable                               (3,756)     (798)
  Inventories                                             (1,041)     (370)
  Prepaid expenses and other current assets                 (454)     (114)
  Accounts payable                                          (512)      745
  Accrued expenses                                           (78)      356
                                                        --------   -------
Net cash provided by operating activities                  5,772    11,338

INVESTING ACTIVITIES
Purchase of property, plant and equipment                 (1,825)   (5,800)
                                                        --------   -------
Net cash used in investing activities                     (1,825)   (5,800)

FINANCING ACTIVITIES
Net payments on bank borrowings                           (2,780)        -
Net proceeds from initial public offering                 35,285         -
Dividends paid                                           (32,844)   (7,833)
                                                        --------   -------
Net cash used in financing activities                       (339)   (7,833)
                                                        --------   -------

Net increase (decrease) in cash and cash equivalents       3,608    (2,295)
Cash and cash equivalents at beginning of period             201     4,413
                                                        --------   -------
Cash and cash equivalents at end of period              $  3,809   $ 2,118
                                                        ========   =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                           $     86   $     -
                                                        ========   =======

       The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1996

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

  On April 17, 1996, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing 5,000 shares of Preferred Stock with a par value of $0.01 per share, a 2,000 for 1 split of the Company's Common Stock and the conversion of all previously issued and outstanding shares of Class B common stock into voting shares of Common Stock. All capital amounts, share and per share data in the accompanying financial statements have been retroactively restated to reflect the stock split for all periods presented.

2.   DIVIDENDS PAID

  During the six months ended June 30, 1996, the Company paid dividends totaling $32,843,937 ($2.67 per share based on 12,302,000 shares outstanding) to the shareholders of the Company prior to its initial public offering.

  On March 28, 1996, the Company declared a dividend of $3,383,050 ($.275 per share based on 12,302,000 shares outstanding) payable to all shareholders of record on March 28, 1996. In addition, on March 15, 1996, the Company recorded as a dividend, certain state taxes in the amount of $360,000 paid on behalf of its shareholders.

  On April 24, 1996, the Company terminated its S Corporation status and declared a dividend of $26,841,926, the amount of previously undistributed S Corporation earnings as of December 31, 1995, and issued notes to its shareholders in payment of the dividend. On June 24, 1996, the Company paid a final S Corporation dividend of $2,258,961 representing the remaining undistributed S Corporation earnings through the termination of the Company's S Corporation status. Dividends per share of common stock for the above distributions were $2.18 and $0.18, respectively, based on 12,302,000 shares of common stock outstanding.

3.  INITIAL PUBLIC OFFERING

  The Company completed an initial public offering (the "Offering") of its Common Stock on April 26, 1996, pursuant to which the Company sold 2,300,000 shares of Common Stock at an initial public offering price of $17.00 per share. Net proceeds from the Offering (after deducting the underwriting discount of $2,737,000 and expenses of $1,078,050 incurred in connection with the Offering) were $35,284,950. Of the net proceeds received from the Offering, the Company has used (i) $26,841,926 to prepay the principal of notes issued by the Company to the original shareholders in payment of an S Corporation dividend, (ii) $2,258,961 to pay a final S Corporation dividend and (iii) $3,615,000 to repay borrowings on its revolving line of credit.

4.  PRO FORMA INFORMATION

  Pro Forma Net Income:

  Pro forma net income reflects a provision for income taxes at an effective rate of 38% to illustrate how historical net income might have been affected if the Company had not been a Subchapter S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with the initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations during this period.

  Pro Forma Net Income Per Share:

  Pro forma net income per share is based on 14,602,000 shares of common stock outstanding, including 2,300,000 shares issued in the Company's initial public offering. For the three and six months ended June 30, 1996, the weighted average number of shares outstanding also included 127,863 and 63,932 average common stock equivalent shares, respectively, for the assumed exercise of options for the purchase of 700,000 shares of Common Stock at an exercise price of $17.00 per share using the treasury stock method at the average market prices during the respective periods.

  For the three and six months ended June 30, 1995, pro forma net income per share is based on (i) 12,302,000 shares of Common Stock outstanding during the periods and (ii) the assumed issuance of 2,300,000 shares of Common Stock to pay S Corporation dividends of $29,100,887.

5.  INCOME TAXES (FAS 109)

  Effective April 24, 1996, the Company terminated its S Corporation status and recorded deferred income taxes as required by FASB Statement No. 109, Accounting for Income Taxes. The deferred tax effects of the change in tax status have increased net income by $883,503 in the second quarter of 1996.

  The Company also recorded a deferred tax asset of $3,486,196 with a corresponding increase in additional paid-in capital in the second quarter of 1996 related to the vesting of 800,000 restricted shares of common stock upon the occurrence of the initial public offering.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996, are as follows:

DEFERRED TAX ASSETS:
Compensation related to restricted stock..  $3,025,636
Employee benefits.........................     268,872
Inventories...............................     399,674
Other.....................................      77,255
                                            ----------
Total deferred tax assets.................   3,771,437

DEFERRED TAX LIABILITIES:
Depreciation..............................   1,267,106
Other.....................................      21,425
                                            ----------
Total deferred tax liabilities............   1,288,531
                                            ----------
Net deferred assets.......................  $2,482,906
                                            ==========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Result of Operations

Three Months and Six Months Ended June 30, 1996, Compared to Three Months and Six Months Ended June 30, 1995

Revenues for the three months ended June 30, 1996, increased 14% over the same period in 1995 to $17.4 million. The increase in revenues was due to a 20% increase in sales volume which was attributable to increased drilling activity in the U.S. where natural gas prices averaged $.74/MMBtu higher than the second quarter 1995 and $1.06/MMBtu higher than the year to date 1995. The average selling price of the Company's products declined by 5% during the second quarter when compared to the same period in 1995 as much of the increase in sales volume was generated by sales of CARBOECONOPROP/(R)/. CARBOECONOPROP/(R)/ is the Company's lowest priced ceramic proppant, designed for use in areas where ceramic proppants were not previously used. The growth of this product line is consistent with the plans and expectations of the Company.

Gross profit for the three months ended June 30, 1996, was $8.0 million versus $7.7 million during the second quarter 1995. For the year to date, gross profit was $14.1 million in 1996 and $14.2 million in 1995. Gross profit as a percentage of sales fell from 51% in the second quarter 1995 to 46% in the second quarter 1996, and from 50% for the year to date 1995 to 47% for the year to date 1996. These decreases were due to the decline in the average selling price and a temporary increase in manufacturing costs at the Company's New Iberia manufacturing facility due to unexpected maintenance costs.
Manufacturing costs are expected to return to historical levels for the remainder of the year.

Selling, general and administrative expenses were $3.0 million for the three months ended June 30, 1996. While this represents an increase of $1.1 million from the second quarter 1995, the increase is entirely attributable to a non-recurring, non-cash charge incurred in connection with the vesting of restricted stock at the time of the Company's initial public offering. Excluding this non-recurring charge, selling, general and administrative expenses were unchanged from the same period last year and declined from 12% of sales to 11% of sales. For the six months ended June 30, 1996, selling, general and administrative expenses were $4.8 million, an increase of $1.2 million from the same period a year earlier.

The provision for income taxes was $1.0 million for the three months and six months ended June 30, 1996. This provision represents an effective tax rate of 20% for the three months ended June 30, 1996, and 11% for the six months ended June 30, 1996. These low effective tax rates are due to the fact that the Company's earnings through April 23, 1996, were not taxable because of the Company's S Corporation status and the fact that the Company reduced its tax provision by $.9 million during the period due to the cumulative effects of adopting FASB Statement 109 in connection with the termination of its S Corporation election. The Company expects that its effective tax rate in the future will be approximately 38%.

Liquidity and Capital Resources

On April 26, 1996, the Company completed an initial public offering of its common stock in which it sold 2.3 million shares of stock for net proceeds of $35.3 million. Proceeds of the offering were used to repay notes issued to the S Corporation shareholders of $26.8 million, pay a final S Corporation dividend of $2.3 million, and repay borrowings under the company's revolving line of credit in the amount of $3.6 million.

The Company increased its investment in working capital by $5.8 million during the six month period ended June 30, 1996. Trade accounts receivable increased by $3.8 million due to an increase in revenues during the second quarter 1996. Inventories increased by $1.0 million as both raw material and finished goods inventories increased in order to properly service the increasing demand for the Company's products.

Additionally, the Company recognized a current deferred income tax benefit of $5.4 million and a deferred tax liability of $1.0 million in connection with the vesting of restricted stock upon the occurrence of its initial public offering and the termination of its S Corporation election.

Total capital expenditures for the six months ended June 30, 1996, were $1.8 million of which $1.1 million was spent on completing the expansion of the Eufaula manufacturing facility.

The Company anticipates that it will generate additional cash balances in the remainder of 1996 in light of its tax benefits and the low level of capital spending expected for the balance of the year. The Company is currently evaluating the possible construction of a new production facility which is expected to cost approximately $25 million and could begin construction in 1997. Financing for such a facility is expected to come from cash provided by operations. The Company believes that it has the ability to obtain additional borrowing capacity to incur debt to finance a portion of a new manufacturing facility should it be necessary.

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

                                   CARBO CERAMICS INC.


                                   By: /S/Paul G. Vitek
                                   -----------------------
                                   Paul G. Vitek
                                   Vice President, Finance

Date: August 1, 1996