Form 10-Q
period 1996-09-30
CARBO CERAMICS INC
filed 1996-11-05
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO ____.


                          COMMISSION FILE NO.0-28178



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


                                 (972) 401-0090
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

     As of November 5, 1996, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION                                             PAGE
-----------------------------

     Item 1.  Financial Statements

              Balance Sheets (Unaudited) -                                   3
              September 30, 1996 and December 31, 1995

              Statements of Income                                           4
              (Unaudited) - Three months and nine months ended
              September 30, 1996 and 1995

              Statements of Cash Flows                                       5
              (Unaudited) - Nine months ended September 30,
              1996 and 1995

              Notes to Financial Statements - September 30, 1996           6-7
              (Unaudited)

     Item 2.  Management's Discussion and Analysis of Financial            8-9
              Condition and Results of Operations

PART II. OTHER INFORMATION
--------------------------

     Item 1.  Legal proceedings                                             10

     Item 2.  Changes in securities                                         10

     Item 3.  Defaults upon senior securities                               10

     Item 4.  Submission of matters to a vote of security-holders           10

     Item 5.  Other information                                             10

     Item 6.  Exhibits and reports on Form 8-K                              10

Signatures                                                                  11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------
                              CARBO CERAMICS INC.
                                 BALANCE SHEETS

                                                      SEPTEMBER 30,
                                                          1996      DECEMBER 31,
                                                       (UNAUDITED)      1995
                                                      ------------- ------------
                                                           ($ in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                             $10,794      $   201
   Trade accounts receivable                              12,250        8,783
    Inventories:
     Finished goods                                        4,121        3,852
     Raw materials and supplies                            4,172        3 979
                                                         -------      -------
     Total inventories                                     8,293        7,831
   Prepaid expenses and other current assets                 719          270
   Deferred income taxes                                   1,521            _
                                                         -------      -------
     Total current assets                                 33,577       17,085
Property, plant and equipment:
   Land and land improvements                                 57           57
   Buildings                                               4,536        2,759
   Machinery and equipment                                25,027       16,400
   Construction in progress                                  304        8,746
                                                         -------      -------
     Total                                                29,924       27,962
   Less accumulated depreciation                           7,359        5,958
                                                         -------      -------
     Net property, plant and equipment                    22,565       22,004
                                                         -------      -------
Total assets                                             $56,142      $39,089
                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings                                         $     -      $ 2,780
 Accounts payable                                          1,317        1,820
 Accrued expenses                                          2,916        3,108
                                                         -------      -------
  Total current liabilities                                4,233        7,708
Deferred income taxes                                      1,634            -

Shareholders' equity:
    Preferred stock, par value $0.01 per share,
      5,000 shares authorized, none outstanding                -            -
    Common stock, par value $0.01 per share,
      40,000,000 shares authorized:
      14,602,000 and 12,302,000
      shares issued and outstanding in
      1996 and 1995, respectively                            146          120
   Class B nonvoting common stock,
     par value $0.01 per share,
     4,000,000 shares authorized;
     300,000 shares issued
     and outstanding in 1995                                   -            3
   Additional paid-in capital                             42,919        6,626
   Unearned compensation                                       -       (1,316)
   Retained earnings                                       7,210       25,948
                                                         -------      -------
     Total shareholders' equity                           50,275       31,381
                                                         -------      -------
   Total liabilities and shareholders' equity            $56,142      $39,089
                                                         =======      =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                              STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                -------------------------    ------------------------
                                                    1996         1995           1996         1995
                                                ------------  -----------    -----------  -----------
                                                                 ($ IN THOUSANDS)
Sales                                           $    17,898   $    15,736    $    48,330   $    44,191
Cost of goods sold                                    9,432         7,867         25,707        22,083
                                                -----------   -----------    -----------   -----------
Gross profit                                          8,466         7,869         22,623        22,108
Selling, general and administrative expenses          1,585         1,761          6,321         5,306
                                                -----------   -----------    -----------   -----------
Operating profit                                      6,881         6,108         16,302        16,802
Other income:
 Interest income                                         97            38            146           153
 Interest expense                                         -             -            (86)            -
 Other, net                                             (34)           27            (18)           (6)
                                                -----------   -----------    -----------   -----------
                                                         63            65             42           147
                                                -----------   -----------    -----------   -----------
Income before taxes                                   6,944         6,173         16,344        16,949
Income taxes                                          2,595             -          3,598             -
                                                -----------   -----------    -----------   -----------
Net income                                      S     4,349   $     6,173    $    12,746   $    16,949
                                                ===========   ===========    ===========   ===========

Pro forma data:
 Income before income taxes                     $     6,944   $     6,173    $    16,344   $    16,949
 Income taxes                                         2,595         2,307          6,108         6,334
                                                -----------   -----------    -----------   -----------
 Net income                                     $     4,349   $     3,866    $    10,236   $    10,615
                                                ===========   ===========    ===========   ===========
 Net income per share                           $      0.30   $      0.26    $      0.70   $      0.73
                                                ===========   ===========    ===========   ===========
 Weighted average number of shares               14,715,448    14,602,000     14,681,660    14,602,000
                                                ===========   ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                          1996      1995
                                                       ---------  ---------
                                                        ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                             $ 12,746   $ 16,949
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                          1,401        804
    Amortization of unearned compensation                 1,316        329
    Deferred income taxes                                 3,599          -
Changes in operating assets and liabilities:
    Trade accounts receivable                            (3,467)      (356)
    Inventories                                            (462)    (2,025)
    Prepaid expenses and other current assets              (449)      (213)
    Accounts payable                                       (503)     1,166
    Accrued expenses                                       (192)       519
                                                       --------   --------
Net cash provided by operating activities                13,989     17,173

INVESTING ACTIVITIES
Purchase of property, plant and equipment                (1,962)    (9,140)
                                                       --------   --------
Net cash used in investing activities                    (1,962)    (9,140)

FINANCING ACTIVITIES
Net payments on bank borrowings                          (2,780)         -
Net proceeds from initial public offering                35,285          -
Dividends paid                                          (33,939)   (12,139)
                                                       --------   --------
Net cash used in financing activities                    (1,434)   (12,139)
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents     10,593     (4,106)
Cash and cash equivalents at beginning of period            201      4,413
                                                       --------   --------
Cash and cash equivalents at end of period             $ 10,794   $    307
                                                       ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                          $     92   $      -
                                                       ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements of Carbo Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form S-1 Registration Statement No.333-1884 as filed with the SEC.

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

2. DIVIDENDS PAID

   On July 9, 1996, the Board of Directors declared a cash dividend of $0.075 per common share payable to stockholders of record on July 19, 1996. The dividend was paid on July 31, 1996.

3. PRO FORMA INFORMATION

   Pro Forma Net Income:

   Pro forma net income reflects a provision for income taxes at an effective rate of approximately 37% to illustrate how historical net income might have been affected if the Company had not been a Subchapter S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with the initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations during this period.

   Pro Forma Net Income Per Share:

   Pro forma net income per share is based on 14,602,000 shares of common stock outstanding, including 2,300,000 shares issued in the Company's initial public offering. For the three and nine months ended September 30, 1996, the weighted average number of shares outstanding also included 113,448 and 79,660 average common stock equivalent shares, respectively, for the assumed exercise of options for the purchase of 700,000 shares of Common Stock at an exercise price of $17.00 per share using the treasury stock method at the average market prices during the respective periods.

   For the three and nine months ended September 30, 1995, pro forma net income per share is based on (i) 12,302,000 shares of Common Stock outstanding during the periods and (ii) the assumed issuance of 2,300,000 shares of Common Stock to pay S Corporation dividends of $29,100,887.

4. INCOME TAXES (FAS 109)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1996 are as follows:

DEFERRED TAX ASSETS:
Compensation related to restricted stock...................  $  721,405
Employee benefits..........................................     283,854
Inventories................................................     413,662
Other......................................................     102,250
                                                             ----------
Total deferred tax assets..................................   1,521,171

DEFERRED TAX LIABILITIES:
Depreciation...............................................   1,603,645
Other......................................................      29,678
                                                             ----------
Total deferred tax liabilities.............................   1,633,323
                                                             ----------
Net deferred liabilities...................................  $ (112,152)
                                                             ==========

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996
-------------------------------------

Revenues. Revenues for the third quarter 1996 were a record $17.9 million, an
--------
increase of 14% over the third quarter 1995. The increase was due to a 12% increase in sales volume and an increase in the average selling price due to a change in the mix of products sold. Demand was particularly strong for CarboProp and CarboHSP, the Company's premium products. Revenues from these two products established a new quarterly high, exceeding the previous quarterly high, established in the third quarter 1995, by 36%. Much of this demand was due to an increase in deep natural gas drilling activity in the United States where the number of rigs drilling for natural gas averaged 493 for the quarter and exceeded 500 rigs for most of September. The Company believes that a portion of the sales increase for these products may have been due to production problems encountered by its primary competitor. For the quarter, domestic revenues increased by 23% versus the same period in 1995 while export activity declined 5% versus the previous year.

Gross Profit. Gross profit for the quarter was $8.5 million or 47% of sales as
------------
compared to $7.9 million and 50% of sales for the third quarter 1995. The reduction in the gross profit percentage was primarily due to higher manufacturing costs at the Company's New Iberia plant. Manufacturing costs at the New Iberia plant increased due to the increase in demand for CarboHSP which uses a higher cost raw material and generates lower throughput rates than CarboProp, the second product manufactured at the New Iberia facility. Gross profit margins were also impacted by higher depreciation expense recorded subsequent to the completion of the Eufaula expansion in 1996.

Selling, General and Administrative Expenses (SG&A). SG&A was $1.6 million for
---------------------------------------------------
the third quarter 1996 and $1.8 million for the corresponding period in 1995. Expenses incurred for consulting fees and the amortization of unearned compensation decreased from 1995 while expenses incurred in connection with distribution operations increased with the higher sales volumes experienced in 1996. Distribution expenses as a percentage of sales were unchanged from the third quarter 1995.

Nine Months Ended September 30, 1996
------------------------------------

Revenues. Revenues for the nine months ended September 30, 1996, were $48.3
--------
million, up 9% from the same period in 1995. Domestic sales increased 21% from a year earlier as CarboEconoProp continued to penetrate the market for sand and resin coated sand, while an increase in natural gas drilling fueled demand for the Company's high strength proppants.

Gross Profit. Gross profit as a percentage of sales for the nine months ended
------------
September 30, 1996, was 47% as compared to 50% for the same period a year earlier. Gross profit margins declined due to the continued growth in lower margin CarboEconoProp sales, increased depreciation and overhead costs attributable to the expansion of the Eufaula plant and higher costs incurred at the New Iberia plant due to increased production of CarboHSP.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $6.3
---------------------------------------------------
million for the year to date 1996 as compared to $5.3 million for the same period in 1995. In connection with the vesting of restricted stock which occurred at the time of the initial public offering of Carbo Ceramics' common stock in April 1996, the Company accelerated the recognition of unearned compensation expense. For the year to date 1996, the total expense recognized was $1.3 million. During the nine months ended September 30, 1995, the Company recognized a total of $.3 million in unearned compensation expense. Excluding this incremental charge, SG&A for the year to date was unchanged versus the same period in 1995.

Net Income. Pro forma net income for the nine months ended September 30, 1996,
----------
was $10.2 million, a decrease of 4% versus the same period a year earlier. The primary reason for the decline in net income is the accelerated recognition of unearned compensation expense as discussed above in the analysis of SG&A. Excluding the effect of this incremental charge, pro forma net income for the nine months ended 1996 increased by 2% from the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $10.8 million as of September 30, 1996, an increase of $10.6 million from December 31, 1995. The increase in cash and cash equivalents was due to cash generated from operations of $14.0 million. In April 1996, the Company generated $35.3 million from the sale of shares in the initial public offering of its common stock. Proceeds from this offering were used to repay notes and to pay a final dividend of previously taxed, undistributed earnings to the original shareholders of the Company.

Since the time of the initial public offering of the Company's stock, the Company has benefited from a significant tax deduction resulting from compensation expense recognized in connection with the lapsing of restrictions on stock previously issued to its President. The benefit from this deduction is expected to be fully realized during the fourth quarter 1996 at which time the Company expects to begin to pay tax on its income.

The Company anticipates that it will continue to generate cash from operations and increase its cash balance through the remainder of 1996. The Company is currently evaluating the possible construction of a new production facility which is expected to cost $30-$35 million and could begin construction in 1997. The Company expects to fund a substantial portion of the expansion from existing cash balances and cash generated from operations. The Company believes that it has the ability to obtain sufficient debt financing to complete the expansion project, if necessary.

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

                                    CARBO CERAMICS INC.

                                    By:  /S/ Jesse P. Orsini
                                    ---------------------------------------
                                    Jesse P. Orsini
                                    President
                                    & Chief Executive Officer


                                    By:  /S/ Paul G. Vitek
                                    ---------------------------------------
                                    Paul G. Vitek
                                    Vice President, Finance
                                    & Chief Financial Officer

Date:  November 5, 1996