Form 10-K
period 1996-12-31
CARBO CERAMICS INC
filed 1997-03-28
CIK 1009672

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----- EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934.

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

                                (972) 401-0090
                        (Registrant's telephone number)
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 1997, as reported on the Nasdaq National Market, was approximately $34,084,125. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 1997, Registrant had outstanding 14,602,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 15, 1997, are incorporated by reference in Part III.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

          Carbo Ceramics Inc. is the world's largest producer and supplier of ceramic proppants for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppants depends generally upon the number of natural gas and oil wells drilled, completed or recompleted worldwide, the depth of these wells and the percentage of these wells that are hydraulically fractured. Drilling, completion and recompletion of new zones and existing producing zones and hydraulic fracturing activity are in turn largely dependent upon the demand for natural gas and oil and the level and volatility of natural gas and oil prices.

          The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures and flow rates sufficient to split the hydrocarbon bearing formation and create fractures in the formation. A granular material, such as ceramic proppant or sand-based proppant, is suspended in the fluid and packs the newly created fracture, keeping the fracture open once high pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

          From its inception, the Company has pursued a strategy of manufacturing high strength, premium priced proppants that can be used in very deep wells, and introducing new, lightweight, intermediate strength ceramic proppants that are more competitively priced to capture a greater portion of the large existing market for sand-based proppants. While these new products do not have the performance characteristics of the Company's premium product lines, they are less costly to produce and are also technically superior to sand-based proppants.

          Based on industry sources, the Company believes that in 1996 the U.S. market for fracturing proppants was approximately 3.5 billion pounds and that ceramic proppants represented approximately 9% of proppants pumped in the United States. The Company believes that the low relative market share for ceramic proppants represents an opportunity for future domestic growth. The Company also believes that there is an opportunity for continued growth in export markets as operators explore new geographic areas and the Company is able to demonstrate the economic benefits of using ceramics proppants in these areas.

          The Company estimates that it supplies 60% of the ceramic proppants used by the oilfield service companies that perform hydraulic fracturing services worldwide. The Company also estimates that approximately 90% of its North American sales and 80% of its worldwide sales are used in the fracturing of natural gas wells as opposed to oil wells.

PRODUCTS

          The Company's four product lines cover the entire spectrum of commercially available ceramic proppants. CarboHSP/TM/ and CarboProp(R), which are manufactured at the Company's plant in New Iberia, Louisiana, are premium priced, high strength proppants designed primarily for use in deep gas wells. CarboHSP/TM/, which was introduced in 1979, is the original ceramic proppant, formerly marketed as "Sintered Bauxite". CarboHSP/TM/ is approximately 83% alumina and offers the greatest level of strength and conductivity for use in deeper wells. CarboProp(R), which was introduced by the Company in 1982, is approximately 72% alumina and slightly lower in weight and strength than CarboHSP/TM/. CarboProp(R) was developed for use in deep gas wells with less extreme conditions that do not require the strength of CarboHSP/TM/.

          The CarboLite(R) and EconoProp(R) products, produced at the Company's Eufaula, Alabama plant, are lightweight, intermediate strength proppants designed for use in gas wells of moderate depth and shallower oil wells and more directly compete with sand-based proppants. CarboLite(R), introduced in 1984, is approximately 51% alumina and is used in medium depth applications, where the additional strength of ceramic proppants may not be essential, but their roundness (i.e., their higher sphericity), uniform grain size, strength and the resulting increase in permeability often justify the use of ceramic proppants. In addition, larger granule versions of CarboLite(R) provide additional permeability, as the larger proppant granules will pack less tightly (and are accordingly more porous) than sand-based proppants or smaller granule ceramic proppants.

       EconoProp(R), introduced in 1992 to compete with sand-based proppants, is the Company's lowest priced ceramic proppant and its fastest growing product. EconoProp(R) has an alumina content of approximately 49%. EconoProp(R) is a cost competitive alternative to sand in a large number of fracturing applications and has helped expand the overall market share of ceramic proppants.

       The following table shows each of these product lines together with their typical areas of use:

                                YEAR
              PRODUCT        INTRODUCED           TYPICAL AREAS OF USE
              -------        ----------           --------------------
            CarboHSP/TM/        1979     Deep natural gas wells
            CarboProp(R)        1982     Medium depth natural gas and oil wells
            CarboLite(R)        1984     Medium depth natural gas and oil wells
            EconoProp(R)        1992     Medium depth natural gas and oil wells

CUSTOMERS AND MARKETING

       During 1996, the Company's largest direct customers were, in alphabetical order, BJ Services Company, Dowell and Halliburton Company, the three largest
participants in the worldwide petroleum pressure pumping industry.   These
companies collectively accounted for approximately 84% of the Company's revenues. The Company's other customers include smaller pumping service companies, who compete in the worldwide fracturing business. The end users of the Company's products, however, are the operators of natural gas and oil wells, who engage pumping service companies to hydraulically fracture wells with the Company's ceramic proppants in order to improve the recovery of natural gas or oil from the wells and to enhance the rate of return on the investment made in such wells. The Company works with its direct customers to present the advantages of using the Company's products to the end user operators of natural gas and oil wells. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product and delivery performance.

       The Company recognizes the importance of aggressive marketing when introducing a technically advanced and performance enhancing, but intrinsically more costly, product. The Company must market its products both to its direct customers and to owners and operators of the natural gas and oil wells. The Company's sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of well service companies that offer pressure pumping services, and various completion engineering consultants. The Company provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company's ceramic proppants versus that of other proppants in the hydraulic fracturing of a natural gas or oil well.

       The Company's Vice President of Marketing, who is based at the Company's offices in Irving, Texas, coordinates worldwide sales and marketing activities. The Company's export marketing efforts are conducted by three commissioned sales agents located in Europe, South America and Australia.

       The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 26%, 37% and 31% of the Company's sales for 1994, 1995 and 1996, respectively.

       The distribution of the Company's export and domestic revenues is shown below, based upon the region in which proppants were used by the customer:

                               1994   1995    1996
                              ------ ------  ------
                              (MILLIONS OF DOLLARS)
                              ---------------------

     LOCATION
       United States           $39.7  $36.8  $45.3
       International            13.6   21.2   19.9
                               -----  -----  -----
         Total                 $53.3  $58.0  $65.2
                               =====  =====  =====

COMPETITION AND MARKET SHARE

       The Company's chief worldwide competitor is Norton-Alcoa Proppants ("Norton-Alcoa"). Norton-Alcoa is a joint venture of Compagnie de Saint-Gobain, the French glass and materials company, and Aluminum Company of America. Norton-Alcoa manufactures ceramic proppants that directly compete with each of the Company's products. In addition, the Brazil-based Mineraco Curimbaba ("Curimbaba") manufactures a sintered bauxite product similar to the Company's CarboHSP/TM/, which is marketed in the United States under the name "Sinterball". The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton-Alcoa. The Company believes that it supplies approximately 60% of the ceramic proppants used by the oilfield services companies that perform fracturing services worldwide.

       Competition for CarboHSP/TM/ and CarboProp(R) includes ceramic proppants manufactured by Norton-Alcoa and Curimbaba. The Company's CarboLite(R) and EconoProp(R) products compete with ceramic proppants produced by Norton-Alcoa and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Wedron Silica Co., Ogelbay-Norton Company and Colorado Silica Sand, Inc. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmont Minerals Limited, Inc.

       The Company believes that the most significant factors, in addition to price, behind a customer's decision to purchase the Company's products are (i) on-time delivery performance, (ii) technical support and (iii) proppant availability. The Company believes that its delivery performance is excellent, that it provides superior technical support to its customers and that it maintains a sufficient product inventory to meet anticipated customer demand. The Company believes that its technical support has enabled it to persuade customers to use ceramic proppants in an increasingly broad range of applications and thus increased the overall market for its products.

       The Company is currently conducting testing and development activities with respect to alternative raw materials to be used in the Company's existing production methods and alternative production methods. The Company is not aware of the development of alternative products for use as proppants in the hydraulic fracturing process. The Company believes that the main barriers to entry for additional competitors are the patent rights held by the Company and certain of its current competitors and the capital costs involved in building production facilities of sufficient size to be operated efficiently.

DISTRIBUTION

       The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, and Eufaula, Alabama, and at six remote stocking facilities:
Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; and Rotterdam, The Netherlands. The remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company leases the San Antonio site and subcontracts its operations to a local trucking company. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the site in the Netherlands is supplied by container ship. In total, the Company leases 79 rails cars, and owns or leases 62 dedicated trailers. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

       In anticipation of increased demand for its products, the Company plans to increase storage capacity at its remote storage facilities in San Antonio, Oklahoma City and Edmonton in 1997. Total expenditures are anticipated to be $4.0 million.

RAW MATERIALS

       Ceramic proppants are made from high alumina content ores (commonly referred to as bauxite, bauxitic clay or kaolin, depending on the alumina content), which are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives.
The two main deposits of high alumina content ores in the United States are in Arkansas and Alabama; other economically mineable deposits are located in Australia, China, Surinam and Jamaica. The Company's New Iberia facility currently uses bauxite imported from Australia and bauxitic clay mined in Arkansas. The Company has decreased its dependence on imported bauxite and bauxitic clay as it has entered into a long term contract for the processing and supply of Arkansas bauxite and bauxitic clay for use at the New Iberia facility. The Company believes that this agreement, which stipulates a fixed price, subject to annual upward adjustments in accordance with a producer price index, will provide a sufficient supply of bauxite and bauxitic clay to meet the requirements of the New Iberia facility until 1999. The Company's Eufaula facility exclusively employs locally produced uncalcined kaolin, and the Company has entered into a contract requiring the supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 80% of the Eufaula facility's annual kaolin requirements, each through 2003. This agreement stipulates a fixed price, subject to annual adjustment in accordance with fluctuations (within an 8% annual limit) in the producer price index. Raw material costs for the Eufaula facility are substantially below those for the New Iberia plant, due to the Eufaula facility's proximity to raw material reserves and use of uncalcined raw materials.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500 (degrees) F to 3,000 (degrees) F in a rotary kiln.

     The Company uses two different methods to produce ceramic proppants. The Company's plant in New Iberia, Louisiana, uses a dry process (the "Dry Process") which starts with dry, calcined bauxite and bauxitic clay. These materials are ground into a dry powder. Pellets are formed by combining the powder with water and binders and introducing the mixture into a high-shear mixer. The process is completed once the green pellets are sintered in a rotary kiln. The Company's competitors also use the Dry Process to produce ceramic proppants.

     The Company's plant in Eufaula, Alabama, uses a wet process (the "Wet Process"), which starts with moist, uncalcined kaolin from local mines. The kaolin is dispersed with chemicals in a water slurry. With an atomizer, the slurry is sprayed like a mist into a dryer which causes the slurry to harden into green pellets. Finally, these green pellets are sintered in rotary kilns. The Company believes that the Wet Process is unique to its plant in Eufaula, Alabama.

PATENT PROTECTION

     The Company's ceramic proppants are made by processes and techniques that involve a high degree of proprietary technology, some of which are patented.

     The Company owns outright six issued U.S. patents and seven issued foreign patents; three of these U.S. patents and four of these foreign patents relate to the CarboProp(R) product produced by the Dry Process.

     The Company jointly owns with A/S NIRO Atomizer ("NIRO"), the Danish designer and manufacturer of the spray atomizer device used in the Wet Process, three issued U.S. patents and 17 issued foreign patents. The patents owned jointly with NIRO generally relate to the Wet Process, and the products produced thereby (CarboLite(R) and EconoProp(R)).

     The current versions of the Company's six most important U.S. patents expire at various times in the years 2002 through 2009 with its two key product patents expiring in 2006 and 2009. The Company believes that these patents have been and will continue to be important in enabling the Company to compete in the market to supply proppants to the natural gas and oil industry. The Company intends to enforce and has in the past vigorously enforced its patents and it may be involved from time to time in the future, as it has been in the past, in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with its main competitor have been resolved in ways that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross licensed certain of their respective patents relating to intermediate and low density proppants on both a royalty-free and royalty-bearing basis. (Royalties under these licenses are not material to the Company's financial results.) The Company and NIRO have not granted any licenses to third parties relating to the use of the Wet Process.
As a result of these cross licensing arrangements, both the Company and its main competitor are able to produce a broad range of ceramic proppants, while third parties are unlikely to be able to enter the ceramic proppants market without infringing on the patent rights held by the Company, its main competitor or both of them.

PRODUCTION CAPACITY

     The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppants used in hydraulic fracturing. Prior to 1993, the Company's production capacity was substantially in excess of its sales requirements. Since that time, however, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In October 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 160 million pounds per year, in response to the increasing demand for the Company's CarboLite(R) and EconoProp(R) products. In May 1995, the Company completed a 40 million pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CarboHSP/TM/ and CarboProp(R). Most recently, in February 1996, the Company commenced operations of its second 70 million pound per year expansion of the Eufaula plant. Total annual capacity is currently 100 million pounds at the New Iberia facility and is 230 million pounds at the Eufaula facility.

     The following table sets forth the date of construction of and recent expansion of the Company's manufacturing facilities:

                               YEAR OF       ANNUAL
          LOCATION            COMPLETION    CAPACITY             PRODUCTS
         ----------           ----------  -------------         ----------
                                          (MILLIONS OF
                                             POUNDS)
     NEW IBERIA, LOUISIANA
       Unit 1                    1979          20         CarboHSP/TM/ and CarboProp(R)
       Unit 2                    1981          40         CarboHSP/TM/ and CarboProp(R)
          1995 Expansion         1995          40         CarboHSP/TM/ and CarboProp(R)
                                              ---
            Total                             100
                                              ===

     EUFAULA, ALABAMA
       Unit 3                    1983          90         CarboLite(R) and EconoProp(R)
          1993 Expansion         1993          70         CarboLite(R) and EconoProp(R)
          1996 Expansion         1996          70         CarboLite(R) and EconoProp(R)
                                              ---
            Total                             230
                                              ===


     The Company believes that it has adequate capacity to meet current demand. However, if the Company's sales volume, in pounds, continues to grow (as it has since 1988, at a compound annual rate in excess of 18%), demand for the Company's products would exceed capacity by the end of 1998. The Company believes that the next expansion of its production capacity would require a new manufacturing facility which would provide 150 million pounds of capacity with an investment of $30-35 million. Construction time for this facility would be approximately 18 months. The Company has begun preliminary engineering work and site selection for a facility that could be completed in 1998. The Company's current supply contracts do not provide the raw materials that would be used at such a new facility. However, the Company believes that there are sufficient reserves of raw materials available for purchase in the United States and that it will be able to enter into a satisfactory long-term contract for the supply of its raw material requirements prior to completion of any new manufacturing facility.

ORDER BACKLOG

     The Company generally operates without any material backlog.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

     The Company believes that its operations are in substantial compliance with applicable federal, state and local environmental and safety laws and regulations. The Company does not anticipate any significant expenditures in order to continue to comply with such laws and regulations.

EMPLOYEES

     At December 31, 1996, the Company had 108 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years which have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect", "estimate", "believe" and similar terms and phrases. These risks and uncertainties include but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters (approximately 2,700 square feet of leased office space) in Irving, Texas, and owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama.

     The facility in New Iberia, Louisiana, located on 24 acres of land owned by the Company, consists of two production units (approximately 85,000 square feet), a laboratory (approximately 4,000 square feet) and an office building (approximately 3,000 square feet). The Company also owns an 80,000 square foot warehouse on the plant grounds in New Iberia, Louisiana.

     The facility in Eufaula, Alabama, located on 14 acres of land owned by the Company, consists of one production unit (approximately 111,000 square feet), a laboratory (approximately 2,000 square feet) and an office (approximately 1,700 square feet).

     The Company's customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate out of both the New Iberia and Eufaula facilities.

     The Company's distribution facility in San Antonio, Texas, is located on
6.8 acres of land leased by the Company.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently engaged in litigation and is not currently aware of any material claims that are likely to be asserted against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Jesse P. Orsini (age, 56): Mr. Orsini, President and Chief Executive Officer, has served as President, Chief Executive Officer and a Director of the Company since its organization in 1987.

     Paul G. Vitek (age, 38): Mr. Vitek has been the Vice President of Finance since February 1996 and has served as Treasurer and Secretary of the Company since 1988.

     All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company's directors.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 31 of the Company's 1996 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 26 of the Company's 1996 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 27 through 30 of the Company's 1996 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 14 through 25 of the Company's 1996 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                   PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement dated March 20, 1997. Information concerning executive officers is set forth in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement dated March 20, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement dated March 20, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement dated March 20, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Consolidated Financial Statements:

     The consolidated financial statements of Carbo Ceramics Inc. listed below are incorporated herein by reference to pages 14 through 25 of the Registrant's 1996 Annual Report to Shareholders:


  Report of Independent Auditors
  Consolidated Balance Sheets at December 31, 1996 and 1995
  Consolidated Statements of Income for each of the three years ended December
   31, 1996, 1995 and 1994
  Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for each of the three years ended
   December 31, 1996, 1995 and 1994

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1996.

(c)  Exhibits

     The exhibits listed on the accompanying Exhibit Index (page 11) are filed as part of, or incorporated by reference into, this Report.

(d)  Financial Statement Schedules:

     All schedules have been omitted since they are either not required or not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CARBO CERAMICS INC.

                                    By:  /s/ JESSE P. ORSINI
                                         -------------------
                                         Jesse P. Orsini
                                         President and Chief Executive Officer

                                    By:  /s/ PAUL G. VITEK
                                         -----------------
                                         Paul G. Vitek
                                         Vice President, Finance

Dated March 24, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jesse P. Orsini and Paul G. Vitek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                           Date
         ---------                  -----                           ----


/s/ WILLIAM C. MORRIS        Chairman of the Board
---------------------
William C. Morris



/s/ JESSE P. ORSINI     President, Chief Executive Officer and
-------------------         Director (Principal Executive
Jesse P. Orsini                      Officer)



/s/ PAUL G. VITEK            Chief Financial Officer
-----------------           (Principal Financial and
Paul G. Vitek                  Accounting Officer)



/s/ CLAUDE E. COOKE, JR.           Director
------------------------
Claude E. Cooke, Jr.



/s/ WILLIAM A. GRIFFIN, JR.        Director
---------------------------
William A. Griffin, Jr.



/s/ JOHN J. MURPHY                 Director
------------------
John J. Murphy

                                 EXHIBIT INDEX


     3.1 Certificate of Incorporation of Carbo Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 33-31884)

     3.2  Bylaws of Carbo Ceramics Inc. (incorporated by reference to exhibit
3.2 to the registrant's Form S-1 Registration Statement No. 33-31884)

     4.1 Form of Common Stock Certificate of Carbo Ceramics Inc. (incorporated by reference to exhibit to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.1 Credit Agreement dated as of December 29, 1993, between Brown Brothers Harriman & Co. and Carbo Ceramics Inc., as amended (incorporated by reference to exhibit 10.1 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.2 Form of Tax Indemnification Agreement between Carbo Ceramics Inc. and William C. Morris, Robert J. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit
10.2 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.3  Form of Employment Agreement between Carbo Ceramics Inc. and
Jesse P. Orsini (incorporated by reference to exhibit 10.4 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.4  Purchase and Sale Agreement dated as of March 31, 1995, between
Carbo Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.5 Raw Material Requirements Agreement dated as of November 21, 1995, between Carbo Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.6 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.6 Lease by and between Carbo Ceramics Inc., as tenant, and Missouri Pacific RR Co. as landlord, re: San Antonio, Texas property (incorporated by reference to exhibit 10.7 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.7  Incentive Compensation Plan (incorporated by reference to exhibit
10.8  to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.8 Carbo Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant's Form S-1 Registration Statement No. 33-31884)

     10.9 Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant's Form S-1 Registration Statement No. 33-31884)

     13.1 Carbo Ceramics Inc. 1996 Annual Report to Shareholders containing the report of independent auditors. Except for the information that is expressly incorporated by reference, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

     23.1  Consent of Ernst & Young LLP

     27.1  Financial Data Schedule