Form 10-Q
period 1997-03-31
CARBO CERAMICS INC
filed 1997-05-02
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM     TO    .
                                                ---    ---


                          COMMISSION FILE NO. 0-28178


                              CARBO CERAMICS INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           72-1100013
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


                          600 E. LAS COLINAS BOULEVARD
                                   SUITE 1520
                              IRVING, TEXAS 75039
                    (Address of principal executive offices)


                                 (972) 401-0090
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X      No
                                                    ---        ---

     As of April 29, 1997, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                PAGE
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -                                                               3
                    March 31, 1997 (Unaudited) and December 31, 1996

                    Consolidated Statements of Income                                                           4
                    (Unaudited) - Three months ended
                    March 31, 1997 and 1996

                    Consolidated Statements of Cash Flows                                                       5
                    (Unaudited) - Three months ended March 31, 1997 and 1996

                    Notes to Consolidated Financial Statements - March 31, 1997                                6-7
                    (Unaudited)

         Item 2.    Management's Discussion and Analysis of Financial                                           8
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal proceedings                                                                             9

         Item 2.  Changes in securities                                                                         9

         Item 3.  Defaults upon senior securities                                                               9

         Item 4.  Submission of matters to a vote of security-holders                                           9

         Item 5.  Other information                                                                             9

         Item 6.  Exhibits and reports on Form 8-K                                                              9


Signatures                                                                                                     10

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                              CARBO CERAMICS INC.
                          CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,
                                                        1997      DECEMBER 31,
                                                     (UNAUDITED)     1996
                                                     ----------   ----------
                                                          ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                      $   19,219   $   17,414
     Trade accounts receivable                          12,866       10,902
     Inventories:
         Finished goods                                  4,858        4,478
         Raw  materials and supplies                     4,256        3,907
                                                    ----------   ----------
         Total inventories                               9,114        8,385
     Prepaid expenses and other current assets           1,219          608
     Deferred income taxes                                 725          849
                                                    ----------   ----------
         Total current assets                           43,143       38,158
Property, plant and equipment:
     Land and land improvements                             57           57
     Buildings                                           4,536        4,536
     Machinery and equipment                            25,112       25,112
     Construction in progress                              566          401
                                                    ----------   ----------
         Total                                          30,271       30,106
     Less accumulated depreciation                       8,340        7,859
                                                    ----------   ----------
         Net property, plant and equipment              21,931       22,247
                                                    ----------   ----------

                                                    $   65,074   $   60,405
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    1,176   $    1,423
     Accrued payroll and benefits                        1,126        1,837
     Accrued freight                                       857          659
     Accrued utilities                                     391          326
     Accrued income taxes                                2,549          609
     Other accrued expenses                                422          350
                                                    ----------   ----------
         Total current liabilities                       6,521        5,204
Deferred income taxes                                    1,828        1,967

Shareholders' equity:
     Preferred stock, par value $0.01 per share,
         5,000 shares authorized,
         none outstanding                                 --           --
     Common stock, par value $0.01 per share,
         40,000,000 shares authorized:
         14,602,000 shares issued and outstanding          146          146
     Additional paid-in capital                         42,919       42,919
     Retained earnings                                  13,660       10,169
                                                    ----------   ----------
         Total shareholders' equity                     56,725       53,234
                                                    ----------   ----------

                                                    $   65,074   $   60,405
                                                    ==========   ==========


                         The accompanying notes are an
                      integral part of these statements.

                              CARBO CERAMICS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ---------------------------
                                                             1997           1996
                                                        ------------   ------------
Sales                                                   $     17,840   $     13,033
Cost of goods sold                                             8,847          6,893
                                                        ------------   ------------

Gross profit                                                   8,993          6,140
Selling, general and administrative expenses                   2,021          1,771
                                                        ------------   ------------

Operating profit                                               6,972          4,369
Other income (expense):
   Interest income                                               187              2
   Interest expense                                             --              (20)
Other, net                                                        11             24
                                                        ------------   ------------
                                                                 198              6
                                                        ------------   ------------

Income before income taxes                                     7,170          4,375
Income taxes                                                   2,584           --
                                                        ------------   ------------

Net income                                              $      4,586   $      4,375
                                                        ------------   ------------


Pro forma data:
   Income before income taxes                                          $      4,375
Income taxes                                                                  1,663
                                                                       ------------
Net income                                                             $      2,712
                                                        ------------   ------------
Net income per share (pro forma in 1996)                $       0.31   $       0.19
                                                        ------------   ------------
Weighted average number of shares (pro forma in 1996)     14,711,136     14,602,000
                                                        ------------   ------------


                         The accompanying notes are an
                      integral part of these statements.

                              CARBO CERAMICS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
OPERATING ACTIVITIES
Net income                                               $  4,586    $  4,375
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                         481         395
         Amortization                                        --           110
         Deferred income taxes                                (15)       --
         Changes in operating assets and liabilities:
           Trade accounts receivable                       (1,964)        786
           Inventories                                       (729)       (944)
           Prepaid expenses and other current assets         (611)       (169)
           Accounts payable                                  (247)       (732)
           Accrued payroll and benefits                      (711)       (467)
           Accrued freight                                    198         415
           Accrued utilities                                   65          16
           Accrued income taxes                             1,940        --
           Other accrued expenses                              72         (67)
                                                         --------    --------
Net cash provided by operating activities                   3,065       3,718

INVESTING ACTIVITIES
Purchase of property, plant and equipment                    (165)     (1,153)
                                                         --------    --------
Net cash used in investing activities                        (165)     (1,153)

FINANCING ACTIVITIES
Net proceeds from bank borrowings                            --           624
Cash distributions                                           --        (3,743)
Cash dividends                                             (1,095)       --
                                                         --------    --------
Net cash used in financing activities                      (1,095)     (3,119)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents        1,805        (554)
Cash and cash equivalents at beginning of period           17,414         201
                                                         --------    --------
Cash and cash equivalents (overdraft) at end of period   $ 19,219    $   (353)
                                                         ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                            $   --      $     22
                                                         ========    ========


                         The accompanying notes are an
                      integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 MARCH 31, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K Annual Report for the year ended December 31, 1996.

     On April 17, 1996, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing 5,000 shares of Preferred Stock with a par value of $0.01 per share, a 2,000 for 1 split of the Company's Common Stock and the conversion of all previously issued and outstanding shares of Class B Common Stock into voting shares of Common Stock. All share and per share data for the three months ended March 31, 1996, in the accompanying financial statements have been retroactively restated to reflect the stock split.

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiary, CARBO Ceramics Sales Corporation. CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. All significant intercompany transactions have been eliminated.

2.   DIVIDENDS PAID

     On January 14, 1997, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on January 24, 1997. The dividend was paid on February 5, 1997.

3.   NET INCOME PER SHARE

     Net income per share for the three months ended March 31, 1997, is based on 14,602,000 shares of Common Stock outstanding during the period, increased by 109,136 average common stock equivalent shares for the assumed exercise of options.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The effect of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997, and March 31, 1996, is not expected to be material.

4.   PRO FORMA INFORMATION

     Pro Forma Net Income:

     Pro forma net income for the three months ended March 31, 1996, reflects a provision for income taxes at an effective rate of 38% to illustrate how historical net income might have been affected if the Company had not been an S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987, through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with its initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations during this period.

     Pro Forma Net Income Per Share:

     For the three months ended March 31, 1996, pro forma net income per share is based on 12,302,000 shares of Common Stock outstanding during the period, increased by the assumed issuance of 2,300,000 shares of Common Stock as issued in the initial public offering of the Company's Common Stock on April 26, 1996.

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997, are as follows:

DEFERRED TAX ASSETS:                             ($ in thousands)
Employee benefits ............................   $          282
Inventories ..................................              357
Other ........................................               86
                                                 --------------
Total deferred tax assets ....................              725


DEFERRED TAX LIABILITIES:

Depreciation .................................            1,764
Other ........................................               64
                                                 --------------
Total deferred tax liabilities ...............            1,828
                                                 --------------
Net deferred liabilities .....................   $       (1,103)
                                                 ==============

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997

Revenues. Revenues for the first quarter 1997 were a record $17.8 million, an increase of 37% over the first quarter 1996. The increase was due to a 29% increase in sales volume and an increase in the average selling price due to a price increase of approximately 5% which was effective in January 1997. Sales volume increased for each of the Company's products. However, the largest percentage volume increases were in the Company's highest margin product lines, CarboLite and Carbo HSP. Domestic and export sales volumes each increased by 29%.

While average natural gas prices declined by 7% from the first quarter 1996, natural gas drilling activity in the first quarter 1997 actually increased by 21% versus the same period a year earlier. The Company believes that the increased activity was due to the industry's focus on the long term demand for natural gas and the increasing need to drill new wells to meet increased demand and replace reserves.

Gross Profit. Gross profit for the quarter was $9.0 million or 50% of sales as compared to $6.1 million or 47% of sales for the first quarter 1996. The increase in gross profit margins was due to the price increase that went into effect in January 1997 and a reduction in manufacturing costs at the Company's New Iberia manufacturing facility. The cost reduction was due to increased operating efficiency brought about by increased demand for the Company's high-strength proppants which are manufactured in the New Iberia facility and the fact that the facility experienced reduced throughput in the first quarter 1996 due to a maintenance shutdown.

Selling, General and Administrative Expenses (SG&A). SG&A was $2.0 million for the first quarter 1997 and $1.8 million for the corresponding period in 1996. Expenses as a percentage of sales declined from 13.6% in the first quarter 1996 to 11.3% for the same period in 1997. The reduction was primarily due to the elimination of consulting fees that had been paid to the Chairman of the Board of Directors prior to the initial public offering of the Company's stock in April 1996 and the amortization of unearned compensation that was recorded to recognize the value of stock granted to the Company's president prior to the initial public offering. These reductions were partially offset by new costs incurred in connection with filing costs and shareholder communication costs associated with being a publicly traded company. Other SG&A components that increased were those that vary with sales volume or profitability including warehouse and shipping expenses, commissions expense and incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $19.2 million as of March 31, 1997, an increase of $1.8 million from December 31, 1996. The increase in cash and cash equivalents was due to cash generated from operations of $3.1 million net of capital spending of $.2 million and cash dividends of $1.1 million.

The Company has announced that it will significantly increase its capital expenditures in 1997 and 1998. In 1997, the Company expects that, in addition to maintenance capital spending of approximately $2.0 million, it will spend $4.0 million to expand its distribution capabilities and up to $12.0 million to begin the construction of a new manufacturing facility in Georgia. In addition, the Company expects to spend approximately $22.0 million in 1998 to complete the construction of its new manufacturing facility. The Company expects to fund its capital spending requirements from existing cash balances and cash generated from operations. The Company believes that its existing credit agreement is sufficient to fund a portion of its capital spending program if necessary.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There were no reports filed on Form 8-K during the three months ended March 31, 1997.

         (b)      Exhibits

                  27.1  Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CARBO CERAMICS INC.

                                       By:/s/ JESSE P. ORSINI
                                          ------------------------------------
                                          Jesse P. Orsini
                                          President
                                          & Chief Executive Officer


                                       By:/s/ PAUL G. VITEK
                                          ------------------------------------
                                          Paul G. Vitek
                                          Vice President, Finance
                                          & Chief Financial Officer

Date:  April 29, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27            Financial Data Schedule