Form 10-Q
period 1997-06-30
CARBO CERAMICS INC
filed 1997-08-13
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


     X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________ .


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


                                 (972) 401-0090
                        (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
         As of August 1, 1997, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                PAGE
         Item 1.    Financial Statements

                    Consolidated Balance Sheets -                                                               3
                    June 30, 1997 (Unaudited), and December 31, 1996

                    Consolidated Statements of Income                                                           4
                    (Unaudited) - Three months and six months ended June 30,
                    1997 and 1996

                    Consolidated Statements of Cash Flows                                                       5
                    (Unaudited) - Six months ended June 30, 1997 and 1996

                    Notes to Consolidated Financial Statements - June 30, 1997                                 6-7
                    (Unaudited)

         Item 2.    Management's Discussion and Analysis of Financial                                          8-9
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal proceedings                                                                            10

         Item 2.  Changes in securities                                                                        10

         Item 3.  Defaults upon senior securities                                                              10

         Item 4.  Submission of matters to a vote of security-holders                                          10

         Item 5.  Other information                                                                            10

         Item 6.  Exhibits and reports on Form 8-K                                                             11


Signatures                                                                                                     11

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CARBO CERAMICS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                                         1997                       DECEMBER 31,
                                                                      (UNAUDITED)                       1996
                                                                     -------------                  ------------
                                                                                  ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                       $      20,271                  $     17,414
     Trade accounts receivable                                              12,541                        10,902
     Inventories:
         Finished goods                                                      5,338                         4,478
         Raw  materials and supplies                                         4,386                         3,907
                                                                     -------------                  ------------
         Total inventories                                                   9,724                         8,385
     Prepaid expenses and other current assets                               1,212                           608
     Deferred income taxes                                                     740                           849
                                                                     -------------                  ------------
         Total current assets                                               44,488                        38,158
Property, plant and equipment:
     Land and land improvements                                                 57                            57
     Buildings                                                               4,536                         4,536
     Machinery and equipment                                                25,276                        25,112
     Construction in progress                                                2,651                           401
                                                                     -------------                  ------------
         Total                                                              32,520                        30,106
     Less accumulated depreciation                                           8,820                         7,859
                                                                     -------------                  ------------
         Net property, plant and equipment                                  23,700                        22,247
                                                                     -------------                  ------------

         Total assets                                                $      68,188                  $     60,405
                                                                     =============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $       1,502                  $      1,423
     Accrued payroll and benefits                                            1,547                         1,837
     Accrued freight                                                         1,005                           659
     Accrued utilities                                                         400                           326
     Accrued income taxes                                                      480                           609
     Other accrued expenses                                                    223                           350
                                                                     -------------                  ------------
         Total current liabilities                                           5,157                         5,204
Deferred income taxes                                                        1,952                         1,967
Shareholders' equity:
     Preferred Stock, par value $0.01 per share,
         5,000 shares authorized,
         none outstanding                                                        -                             -
     Common Stock, par value $0.01 per share,
         40,000,000 shares authorized:
         14,602,000 shares issued and
         outstanding                                                           146                           146
     Additional paid-in capital                                             42,919                        42,919
     Retained earnings                                                      18,014                        10,169
                                                                     -------------                  ------------
         Total shareholders' equity                                         61,079                        53,234
                                                                     -------------                  ------------

     Total liabilities and shareholders' equity                      $      68,188                 $      60,405
                                                                     =============                 =============


       The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                     -----------------------------      -----------------------------
                                                          1997             1996              1997             1996
                                                     -----------       -----------      -----------       -----------
Revenues                                             $    20,893       $    17,399      $    38,733       $    30,432
Cost of goods sold                                        10,546             9,382           19,393            16,275
                                                     -----------       -----------      -----------       -----------

Gross profit                                              10,347             8,017           19,340            14,157
Selling, general and administrative expenses               2,080             2,965            4,101             4,736
                                                     -----------       -----------      -----------       -----------

Operating profit                                           8,267             5,052           15,239             9,421
Other  income (expense):
   Interest income                                           255                47              442                49
   Interest expense                                            -               (66)               -               (86)
   Other, net                                                 (2)               (8)               9                16
                                                     -----------       -----------      -----------       -----------
                                                             253               (27)             451               (21)
                                                     -----------       -----------      -----------       ------------

Income before income taxes                                 8,520             5,025           15,690             9,400
Income taxes                                               3,071             1,003            5,655             1,003
                                                     -----------       -----------      -----------       -----------

Net income                                           $     5,449       $     4,022      $    10,035       $     8,397
                                                     ===========       ===========      ===========       ===========

Pro forma data:
   Income before income taxes                                          $     5,025                        $     9,400
   Income taxes                                                              1,910                              3,572
                                                                       -----------                        -----------
   Net income                                                          $     3,115                        $     5,828
                                                                       ===========                        ===========

Net income per share (pro forma in 1996)             $      0.37       $      0.21      $      0.68       $      0.40
                                                     ===========       ===========      ===========       ===========
Weighted average number of shares (pro
   forma in 1996)                                     14,865,303        14,729,863       14,865,303        14,665,932



       The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -----------------------------------
                                                                                     1997                 1996
                                                                                ---------------      --------------
                                                                                         ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                      $        10,035    $          8,397
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                                                       961                 897
         Amortization                                                                         -               1,316
         Deferred income taxes                                                               94               1,003
         Changes in operating assets and liabilities:
              Trade accounts receivable                                                  (1,639)             (3,756)
              Inventories                                                                (1,339)             (1,041)
              Prepaid expenses and other current assets                                    (604)               (454)
              Accounts payable                                                               79                (512)
              Accrued payroll and benefits                                                 (290)               (220)
              Accrued freight                                                               346                 188
              Accrued utilities                                                              74                  83
              Accrued income taxes                                                         (129)                  -
              Other accrued expenses                                                       (127)               (129)
                                                                                ----------------   -----------------
Net cash provided by operating activities                                                 7,461               5,772

INVESTING ACTIVITIES
Purchase of property, plant and equipment                                                (2,414)             (1,825)
                                                                                ---------------    ----------------
Net cash used in investing activities                                                    (2,414)             (1,825)

FINANCING ACTIVITIES
Net payments on bank borrowings                                                               -              (2,780)
Net proceeds from initial public offering                                                     -              35,285
Cash distributions                                                                            -             (32,844)
Cash dividends                                                                           (2,190)                  -
                                                                                ---------------    ----------------
Net cash used in financing activities                                                    (2,190)               (339)
                                                                                ---------------    ----------------

Net increase in cash and cash equivalents                                                 2,857               3,608
Cash and cash equivalents at beginning of period                                         17,414                 201
                                                                                ---------------    ----------------
Cash and cash equivalents at end of period                                      $        20,271    $          3,809
                                                                                ===============    ================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                   $             -    $             86
                                                                                ===============    ================

       The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Carbo Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K Annual Report for the year ended December 31, 1996.

     On April 17, 1996, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing 5,000 shares of Preferred Stock with a par value of $0.01 per share, a 2,000 for 1 split of the Company's Common Stock and the conversion of all previously issued and outstanding shares of Class B Common Stock into voting shares of Common Stock. All share and per share data for the three and six months ended June 30, 1996 in the accompanying financial statements have been retroactively restated to reflect the stock split.

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiary, CARBO Ceramics Sales Corporation. CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. All significant intercompany transactions have been eliminated.

2.   DIVIDENDS PAID

     On April 15, 1997, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on April 28, 1997. The dividend was paid on May 9, 1997.

3.   NET INCOME PER SHARE

     Net income per share for the three and six months ended June 30, 1997 is based on 14,602,000 shares of Common Stock outstanding during each period, increased by 263,303 average Common Stock equivalent shares for the assumed exercise of options.

4.   PRO FORMA INFORMATION

     Pro Forma Net Income:

     Pro forma net income for the three and six months ended June 30, 1996 reflects a provision for income taxes at an effective rate of 38% to illustrate how historical net income might have been affected if the Company had not been an S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with its initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations during this period.

     Pro Forma Net Income Per Share:

     Pro forma net income per share is based on 14,602,000 shares of Common Stock outstanding, including 2,300,000 shares issued in the initial public offering of the Company's Common Stock on April 26, 1996, increased by 127,863 and 63,932 average common stock equivalent shares for the three and six months ended June 30, 1996, respectively, for the assumed exercise of options.

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 are as follows:

     DEFERRED TAX ASSETS:                                                                ($ in thousands)
     Employee benefits................................................................      $   297
     Inventories......................................................................          357
     Other............................................................................           86
                                                                                            -------
     Total deferred tax assets........................................................          740

     DEFERRED TAX LIABILITIES:
     Depreciation.....................................................................        1,896
     Other............................................................................           56
                                                                                            -------
     Total deferred tax liabilities...................................................        1,952
                                                                                            -------
     Net deferred liabilities.........................................................      $(1,212)
                                                                                            =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997

Revenues. Revenues for the second quarter 1997 were a record $20.9 million, an increase of 20% over the second quarter 1996. The increase was due to a 17% increase in sales volume and an increase in the average selling price due to a price increase of approximately 5% which was effective in January 1997. Sales volumes increased for each of the Company's products, except for CARBOLITE(R), which showed a slight decrease. The largest percentage volume increases were in CARBOECONOPROP and CARBOHSP(R). Domestic and export sales volumes each increased by approximately 17% over the comparable period in 1996.

Natural gas prices declined slightly from the second quarter 1996. However, natural gas drilling activity continued its increase over 1996 with the second quarter of 1997 about 18% ahead of the comparable period in 1996. The industry's focus on the long-term demand for natural gas is evidenced by the fact that almost 60% of the total rig count is devoted to drilling for natural gas.

Gross Profit. Gross profit for the quarter was $10.3 million or 50% of sales compared to $8.0 million or 46% of sales for the second quarter 1996. The increase in gross profit margins was due to the price increase that went into effect in January 1997 and lower manufacturing costs at the Eufaula facility. The cost reduction in Eufaula was due to higher production rates in 1997.

Selling, General and Administrative Expenses (SG&A). SG&A was $2.1 million for the second quarter of 1997 and $3.0 million for the comparable period in 1996. The significant decrease is almost entirely attributable to a $1.1 million non-recurring, non-cash charge incurred in connection with the vesting of restricted stock at the time of the Company's initial public offering which occurred in the second quarter of 1996. Excluding these costs, expenses increased approximately $200,000 due to costs associated with being a publicly traded company as well as costs that vary with sales volume and profitability including warehouse and shipping expenses, commission expenses, and incentive compensation.

Six Months Ended June 30, 1997

Revenues. Revenues for the six months ended June 30, 1997 were $38.7 million, up 27% from the same period in 1996. The increase was due to a 22% increase in sales volume and the 5% price increase effective January 1997. Sales volume increased for each of the Company's products, with the largest percentage increase in CARBOHSP(R). Domestic and export sales volumes each increased by approximately 22% over the comparable period in 1996.

Gross Profit. Gross profit for the six months ended June 30, 1997 was $19.3 million or 50% of sales compared to $14.2 million or 47% of sales for the same period in 1996. The increase in gross profit margins was due to the price increase that went into effect in January 1997, and lower manufacturing costs at the New Iberia facility as a result of higher throughput achieved through improving grinding operations.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $4.1 million for the first six months of 1997 compared to $4.7 million for the same period in 1996. Included in the 1996 costs is a $1.1 million non-recurring, non-cash charge incurred in connection with the vesting of restricted stock at the time of the Company's initial public offering. This was partially off-set by an increase in costs of $.5 million for those expenses associated with being a publicly traded company as well as costs that vary with sales volume and profitability including warehouse and shipping expenses, commission expenses and incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $20.3 million as of June 30, 1997, an increase of $2.9 million from December 31, 1996. The increase in cash and cash equivalents was due to cash generated from operations of $7.5 million net of capital spending of $2.4 million and cash dividends of $2.2 million. Capital spending in the first six months of 1997 was primarily related to expansion of the Company's San Antonio storage and Eufaula manufacturing facilities, and preliminary spending related to the construction of a new manufacturing facility in Georgia.

The Company will continue to increase its capital expenditures through the remainder of 1997 and in 1998. The Company expects to spend $4.0 million to expand its distribution capabilities and up to $12.0 million to begin construction of the new manufacturing facility in Georgia in 1997, and an additional $22.0 million in 1998 to complete construction of its new manufacturing facility. The Company expects to fund its capital spending requirements from existing cash balances and cash generated from operations. The Company believes that its existing credit agreement is sufficient to fund a portion of its capital spending program if necessary.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Shareholder's of Carbo Ceramics Inc. was held on April 15, 1997.

b.    The following matters were submitted to a vote at the meeting:

     (1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

                  Nominee                        For                   Withheld
                  -------                        ---                   --------
         Dr. Claude E. Cooke, Jr.           13,737,592                    100
         William A. Griffin, Jr.            13,737,592                    100
         William C. Morris                  13,737,592                    100
         John J. Murphy                     13,737,592                    100
         Jesse P. Orsini                    13,737,592                    100

     (2) a recommendation of the Board of Directors that the shareholders appoint the firm of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 1997. The vote on this matter was as follows:


                  For                     Against                 Abstentions
                  ---                     -------                 -----------
             13,737,592                      0                        100


ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended June 30, 1997.

b.       Exhibits
         27.1     Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARBO CERAMICS INC.

                                       By: /S/Jesse P. Orsini
                                       -------------------------
                                       Jesse P. Orsini
                                       President
                                       & Chief Executive Officer


                                       By: /S/Paul G. Vitek
                                       -------------------------
                                       Paul G. Vitek
                                       Vice President, Finance


Date:  August 12, 1997

                               INDEX TO EXHIBITS

EXHIBIT
   NO.                         DESCRIPTION
--------                       -----------

  27                           Financial Data Schedule