Form 10-Q
period 1997-09-30
CARBO CERAMICS INC
filed 1997-11-10
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------             OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------             OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________.


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

     As of November 5, 1997, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                               CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                                PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -                                                                 3
                  September 30, 1997 (Unaudited), and December 31, 1996

                  Consolidated Statements of Income                                                             4
                  (Unaudited) - Three and nine months ended September 30, 1997 and 1996

                  Consolidated Statements of Cash Flows                                                         5
                  (Unaudited) - Nine months ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements - September 30, 1997                              6-7
                  (Unaudited)

         Item 2.  Management's Discussion and Analysis of Financial                                            8-9
                  Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal proceedings                                                                            10

         Item 2.  Changes in securities                                                                        10

         Item 3.  Defaults upon senior securities                                                              10

         Item 4.  Submission of matters to a vote of security-holders                                          10

         Item 5.  Other information                                                                            10

         Item 6.  Exhibits and reports on Form 8-K                                                             10


Signatures                                                                                                     11

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               CARBO CERAMICS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                                     1997       DECEMBER 31,
                                                                  (UNAUDITED)       1996
                                                                 ------------   ------------
                                                                       ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                   $     25,011   $     17,414
     Trade accounts receivable                                         13,655         10,902
     Inventories:
         Finished goods                                                 4,414          4,478
         Raw  materials and supplies                                    4,719          3,907
                                                                 ------------   ------------
         Total inventories                                              9,133          8,385
     Prepaid expenses and other current assets                          1,241            608
     Deferred income taxes                                                796            849
                                                                 ------------   ------------
         Total current assets                                          49,836         38,158
Property, plant and equipment:
     Land and land improvements                                           214             57
     Buildings                                                          4,536          4,536
     Machinery and equipment                                           26,901         25,112
     Construction in progress                                           3,421            401
                                                                 ------------   ------------
         Total                                                         35,072         30,106
     Less accumulated depreciation                                      9,306          7,859
                                                                 ------------   ------------
         Net property, plant and equipment                             25,766         22,247
                                                                 ------------   ------------

     Total assets                                                $     75,602   $     60,405
                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $      2,554   $      1,423
     Accrued payroll and benefits                                       1,869          1,837
     Accrued freight                                                    1,310            659
     Accrued utilities                                                    440            326
     Accrued income taxes                                                 758            609
     Other accrued expenses                                               558            350
                                                                 ------------   ------------
         Total current liabilities                                      7,489          5,204
Deferred income taxes                                                   2,190          1,967
Shareholders' equity:
     Preferred Stock, par value $0.01 per share,
         5,000 shares authorized,
         none outstanding                                                  --             --
     Common Stock, par value $0.01 per share,
         40,000,000 shares authorized:
         14,602,000 shares issued and
         outstanding                                                      146            146
     Additional paid-in capital                                        42,919         42,919
     Retained earnings                                                 22,858         10,169
                                                                 ------------   ------------
         Total shareholders' equity                                    65,923         53,234
                                                                 ------------   ------------

     Total liabilities and shareholders' equity                  $     75,602   $     60,405
                                                                 ============   ============


        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------    ---------------------------
                                                            1997           1996            1997           1996
                                                        ------------   ------------    ------------   ------------
Revenues                                                $     23,062   $     17,898    $     61,795   $     48,330
Cost of goods sold                                            11,593          9,432          30,986         25,707
                                                        ------------   ------------    ------------   ------------

Gross profit                                                  11,469          8,466          30,809         22,623
Selling, general and administrative expenses                   2,255          1,585           6,356          6,321
                                                        ------------   ------------    ------------   ------------

Operating profit                                               9,214          6,881          24,453         16,302
Other  income (expense):
   Interest income                                               230             97             672            146
   Interest expense                                               --             --              --            (86)
   Other, net                                                     22            (34)             31            (18)
                                                        ------------   ------------    ------------   ------------
                                                                 252             63             703             42
                                                        ------------   ------------    ------------   ------------

Income before income taxes                                     9,466          6,944          25,156         16,344
Income taxes                                                   3,527          2,595           9,182          3,598
                                                        ------------   ------------    ------------   ------------

Net income                                              $      5,939   $      4,349    $     15,974   $     12,746
                                                        ============   ============    ============   ============

Pro forma data:
   Income before income taxes                                                                         $     16,344
   Income taxes                                                                                              6,108
                                                                                                      ------------
   Net income                                                                                         $     10,236
                                                                                                      ============

Net income per share (pro forma for nine months 1996)   $       0.40   $       0.30    $       1.08   $       0.70
                                                        ============   ============    ============   ============

Weighted average number of shares (pro forma for nine
   months 1996)                                           14,894,186     14,715,448      14,801,369     14,681,660
                                                        ============   ============    ============   ============









        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
                                                              ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                $     15,974    $     12,746
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                            1,447           1,401
         Amortization                                               --           1,316
         Deferred income taxes                                     276           3,599
         Changes in operating assets and liabilities:
              Trade accounts receivable                         (2,753)         (3,467)
              Inventories                                         (748)           (462)
              Prepaid expenses and other current assets           (633)           (449)
              Accounts payable                                   1,131            (503)
              Accrued payroll and benefits                          32             (65)
              Accrued freight                                      651             170
              Accrued utilities                                    114               4
              Accrued income taxes                                 149              --
              Other accrued expenses                               208            (301)
                                                          ------------    ------------
Net cash provided by operating activities                       15,848          13,989

INVESTING ACTIVITIES
Purchase of property, plant and equipment                       (4,966)         (1,962)
                                                          ------------    ------------
Net cash used in investing activities                           (4,966)         (1,962)

FINANCING ACTIVITIES
Net payments on bank borrowings                                     --          (2,780)
Net proceeds from initial public offering                           --          35,285
Cash distributions                                                  --         (32,844)
Cash dividends                                                  (3,285)         (1,095)
                                                          ------------    ------------
Net cash used in financing activities                           (3,285)         (1,434)
                                                          ------------    ------------

Net increase in cash and cash equivalents                        7,597          10,593
Cash and cash equivalents at beginning of period                17,414             201
                                                          ------------    ------------
Cash and cash equivalents at end of period                $     25,011    $     10,794
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $         --    $         92
                                                          ============    ============
Income taxes paid                                         $      8,758    $         --
                                                          ============    ============


        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

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

2.   DIVIDENDS PAID

     On July 9, 1997, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on July 31, 1997. The dividend was paid on August 15, 1997.

3.   NET INCOME PER SHARE

     Net income per share for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 is based on 14,602,000 shares of Common Stock outstanding during each period, increased by 292,186, 113,448 and 199,369 average common stock equivalent shares, respectively, for the assumed exercise of options.

4.   PRO FORMA INFORMATION

     Pro Forma Net Income:

     Pro forma net income for the nine months ended September 30, 1996 reflects a provision for income taxes at the Company's historical effective tax rate to illustrate how historical net income might have been affected if the Company had not been an S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with its initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations during this period.

     Pro Forma Net Income Per Share:

     Pro forma net income per share for the nine months ended September 30, 1996 is based on 14,602,000 shares of Common Stock outstanding, including 2,300,000 shares issued in the initial public offering of the Company's Common Stock on April 26, 1996, increased by 79,660 average common stock equivalent shares for the assumed exercise of options.

5.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 are as follows:

     DEFERRED TAX ASSETS:                                      ($ in thousands)
     Employee benefits......................................      $   328
     Inventories............................................          377
     Other..................................................           91
                                                                  -------
     Total deferred tax assets..............................          796

     DEFERRED TAX LIABILITIES:
     Depreciation...........................................        2,141
     Other..................................................           49
                                                                  -------
     Total deferred tax liabilities.........................        2,190
                                                                  -------
     Net deferred liabilities...............................      $(1,394)
                                                                  =======

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997

Revenues. Revenues for the third quarter 1997 were $23.1 million, an increase of 29% over the third quarter 1996. The increase was due to a 27% increase in sales volume and an increase in the average selling price due to a price increase of approximately 5% which was effective in January 1997. Sales volumes increased significantly for the company's lightweight products, particularly in the export markets. The sales volume of our high strength products decreased from an unusually high demand for these products during the third quarter 1996 - a result of production problems experienced by our competitor during this period. Domestic sales volume for the quarter increased by 18% and export sales increased by 49%.

Natural gas prices increased approximately 19% from the third quarter 1996. In addition, natural gas drilling activity continued to increase over 1996 with the third quarter 1997 approximately 19% ahead of the same period of 1996. As of September 30, 1997 over 61% of the total rig count was devoted to natural gas drilling.

Gross Profit. Gross profit for the quarter was $11.5 million or 50% of sales compared to $8.5 million or 47% of sales for the third quarter 1996. The increase in gross profit margins was due to the price increase that went into effect in January 1997 and lower manufacturing costs at both the Eufaula and New Iberia facilities during the third quarter of 1997 compared to the same period in 1996. The improvement in cost performance at both facilities was due to higher production rates in 1997 to meet increased sales requirements.

Selling, General and Administrative Expenses (SG&A). SG&A was $2.3 million for the third quarter of 1997 and $1.6 million for the comparable period in 1996. The increase in costs is due to an increase in those costs that vary with sales volume and profitability including warehouse and shipping expenses, commission expenses and incentive compensation, as well as expenses associated with being a publicly traded company.

Nine Months Ended September 30, 1997

Revenues. Revenues for the nine months ended September 30, 1997 were $61.8 million, up 28% from the same period in 1996. The increase was the result of a 24% increase in sales volume and the 5% price increase effective January 1997. Sales volumes increased for each of the company's products, with the company's lightweight products increasing by 32%. Domestic sales increased by 21% and export sales increased by 33% over 1996.

Gross Profit. Gross profit for the nine months ended September 30,1997 was $30.8 million or 50% of sales compared to $22.6 million or 47% of sales for the same period in 1996. The increase in gross profit margins is due to the price increase that went into effect in January 1997, and lower manufacturing costs, primarily at the New Iberia facility which resulted from higher throughput achieved through improved grinding operations.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $6.4 million for the first nine months of 1997 compared to $6.3 million for the same period in 1996. Included in the 1996 costs is a $1.1 million non-recurring, non-cash charge incurred in connection with the vesting of restricted stock at the time of the company's initial public offering. This is offset by an increase in costs associated with being a publicly traded company as well as costs that vary with sales volume and profitability including warehouse and shipping expenses, commission expenses and incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $25.0 million as of September 30, 1997, an increase of $7.6 million from December 31, 1996. The increase in cash and cash equivalents was due to cash generated from operations of $15.9 million net of capital spending of $5.0 million and cash dividends of $3.3 million. Capital spending in the first nine months of 1997 was primarily related to expansion of our San Antonio storage facility, expansion of our Eufaula manufacturing facility, and initial spending related to the construction of a new manufacturing facility in McIntyre, Georgia.

The company will continue to increase its capital expenditures in 1997 and 1998. Up to $40 million will be spent in the 4th quarter of 1997 and throughout 1998 to complete the construction of the new facility in Georgia. The company expects to fund its capital spending requirements from existing cash balances and cash generated from operations. The company believes that its existing credit agreement is sufficient to fund a portion of its capital-spending program if necessary.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

               None

ITEM 2.  CHANGES IN SECURITIES

               None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended September 30, 1997.

b. Exhibits

   27.1.    Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CARBO CERAMICS INC.

                                            /s/ JESSE P. ORSINI
                                            ---------------------------------
                                            Jesse P. Orsini
                                            President
                                            & Chief Executive Officer


                                            /s/ PAUL G. VITEK
                                            ---------------------------------
                                            Paul G. Vitek
                                            Vice President, Finance


Date:  November 6, 1997

                                EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule