Form 10-K
period 1997-12-31
CARBO CERAMICS INC
filed 1998-03-16
CIK 1009672

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 6, 1998, as reported on the Nasdaq National Market, was approximately $105,937,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 6, 1998, Registrant had outstanding 14,602,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 14, 1998 are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CARBO Ceramics Inc. is the world's largest producer and supplier of ceramic proppants for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppants depends generally upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or recompleted worldwide. More specifically, the demand for ceramic proppants is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

     The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures and flow rates sufficient to split the hydrocarbon bearing formation and create fractures in the formation. A granular material, such as ceramic proppant or sand-based proppant, is suspended in the fluid and packs the newly created fracture, keeping the fracture open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

     CARBO Ceramics was formed in 1987 for the purpose of purchasing the assets of Standard Oil Proppants Company Ltd. (SOPCO). SOPCO was a joint venture formed to operate the combined proppant businesses of the Carborundum Company and Dresser Industries. These proppants businesses were started in 1978 and 1984 respectively. While the Carborundum Company and Dresser Industries had primarily manufactured high strength, premium priced proppants for use in very deep wells, CARBO Ceramics has pursued a strategy of introducing new, lower-priced, lightweight, intermediate strength ceramic proppants to capture a greater portion of the large market for sand-based proppants.

     The Company estimates that it supplies 60% of the ceramic proppants and 5% of all proppants used worldwide.

PRODUCTS

     The Company's four product lines cover the entire spectrum of commercially available ceramic proppants. CARBOHSP(TM) and CARBOPROP(R) are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP(TM), which was introduced in 1979, is the original ceramic proppant, formerly marketed as "Sintered Bauxite". CARBOHSP(TM) offers the highest level of strength and conductivity for use primarily in deep gas wells. CARBOPROP(R), which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP(TM) and was developed for use in deep gas wells that do not require the strength of CARBOHSP(TM).

     The CARBOLITE(R) and CARBOECONOPROP(R) products are lightweight, intermediate strength proppants designed for use in gas wells of moderate depth and shallower oil wells. The products are manufactured and sold to compete directly with sand-based proppants. CARBOLITE(R), introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppants may not be essential, but where higher production rates can be achieved due to the products' roundness and uniform grain size.

     CARBOECONOPROP(R), introduced in 1992 to compete directly with sand-based proppants, is the Company's lowest priced and fastest growing product. The introduction of CARBOECONOPROP(R) has resulted in ceramics being used in many new markets by end users that had not previously used ceramic proppants. The Company believes that many of the users of CARBOECONOPROP(R) had previously used sand or resin-coated sand. The Company further believes that its ability to continue to penetrate the market for sand-based proppants in 1997 was limited by its production capacity for lightweight ceramic proppants.

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Dowell and Halliburton Company, the three largest participants in the worldwide petroleum pressure pumping industry.

These companies collectively accounted for approximately 84% of the Company's 1997 revenues. The Company's other customers include primarily foreign pumping service companies, that compete in the worldwide fracturing business. The end users of the Company's products, however, are the operators of natural gas and oil wells that engage pumping service companies to hydraulically fracture wells to improve the recovery of natural gas or oil wells, thereby enhancing the rate of return on the investment made in such wells. The Company works with the pressure pumping service companies to present the advantages of using ceramic proppants to the operators of natural gas and oil wells. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product and delivery performance.

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

     The Company's Vice President of Marketing and Technology coordinates worldwide sales and marketing activities. The Company's export marketing efforts are conducted through its sales office in Aberdeen, Scotland and through two commissioned sales agents located in South America and Australia.

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 37%, 31% and 37% of the Company's sales for 1995, 1996 and 1997, respectively.

     The distribution of the Company's export and domestic revenues is shown below, based upon the region in which proppants were used by the customer:

                                                              1995     1996     1997
                                                              -----    -----    -----
                                                                  ($ IN MILLIONS)
LOCATION
  United States...........................................    $36.8    $45.3    $53.3
  International...........................................     21.2     19.9     31.8
                                                              -----    -----    -----
          Total...........................................    $58.0    $65.2    $85.1
                                                              =====    =====    =====

COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton-Alcoa Proppants ("Norton-Alcoa"). Norton-Alcoa is a joint venture of Compagnie de Saint-Gobain, a French glass and materials company, and Aluminum Company of America. Norton-Alcoa manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineraco Curimbaba ("Curimbaba"), based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP(TM), which is marketed in the United States under the name "Sinterball". The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton-Alcoa. The Company believes that it supplies approximately 60% of the ceramic proppants and approximately 5% of all proppants used by the oilfield services companies that perform fracturing services worldwide.

     Competition for CARBOHSP(TM) and CARBOPROP(R) includes ceramic proppants manufactured by Norton-Alcoa and Curimbaba. The Company's CARBOLITE(R) and CARBOECONOPROP(R) products compete with ceramic proppants produced by Norton-Alcoa and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are

Unimin Corp., Badger Mining Corp., Wedron Silica Co., Ogelbay-Norton Company and Colorado Silica Sand, Inc. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmont Minerals Limited, Inc.

     The Company believes that the most significant factors that influence a customer's decision to purchase the Company's products are: (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppants in an increasingly broad range of applications and thus increased the overall market for the Company's products.

     Prior to 1997, the Company had generally maintained sufficient inventory to satisfy demand for its products. However, in 1997, it became obvious to the management of the Company that previous capacity additions were insufficient to satisfy demand in an improving market. The Company has addressed this issue through the construction of a new manufacturing facility in McIntyre, Georgia which is scheduled for completion in the fourth quarter of 1998.

     The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company's existing production methods and alternative production methods. The Company is not aware of the development of alternative products for use as proppants in the hydraulic fracturing process. The Company believes that the main barriers to entry for additional competitors are the patent rights held by the Company and certain of its current competitors and the capital costs involved in building production facilities of sufficient size to be operated efficiently.

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, and Eufaula, Alabama, and at six remote stocking facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; and Rotterdam, The Netherlands. The remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs and Edmonton and subcontracts the operation of the facilities and transportation to a local trucking company. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the site in the Netherlands is supplied by container ship. In total, the Company leases 79 rails cars, and owns or leases 62 dedicated trailers. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

     The Company increased storage capacity at its remote storage facilities in San Antonio, Rock Springs and Edmonton in 1997 at a cost of approximately $4.1 million.

RAW MATERIALS

     Ceramic proppants are made from alumina-bearing ores (commonly referred to as bauxite, bauxitic clay or kaolin, depending on the alumina content), which are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable deposits are located in Australia, China, Jamaica, Russia and Surinam.

     The Company's New Iberia facility currently uses bauxite imported from Australia and bauxitic clay mined in Arkansas. The Company has decreased its dependence on imported bauxite and bauxitic clay as it has entered into a long-term contract for the processing and supply of Arkansas bauxite and bauxitic clay for use at the New Iberia facility. The Company believes that this agreement, which stipulates a fixed price, subject to annual upward adjustments in accordance with a producer price index, will provide a sufficient supply of bauxite and bauxitic clay to meet the requirements of the New Iberia facility through 1999.

     The Company's Eufaula facility exclusively employs locally mined uncalcined kaolin, and the Company has entered into a contract requiring the supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 80% of the Eufaula facility's annual kaolin requirements, each through 2003. This agreement stipulates a fixed price, subject to annual adjustment in accordance with fluctuations (within an 8% annual limit) in the producer price index. Raw material costs for the Eufaula facility are substantially below those for the New Iberia plant, due to the Eufaula facility's proximity to raw material reserves and use of uncalcined raw materials.

     The new production facility in McIntyre, Georgia will also utilize primarily locally mined uncalcined kaolin. The Company has entered into a long-term supply agreement for these raw materials which stipulates a fixed price subject to annual adjustments for changes in the producer price index and fuel costs. The supply contract provides for a twenty-year supply of raw materials.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500F to 3,000F in a rotary kiln.

     The Company uses two different methods to produce ceramic proppants. The Company's plant in New Iberia, Louisiana, uses a dry process (the "Dry Process") which starts with bauxite or bauxitic clay which has been dried to remove both free water and water which was chemically bound within the ore. This drying process is referred to as calcining. The calcined ores are received at the plant and ground into a dry powder. Pellets are formed by combining the powder with water and binders and introducing the mixture into a high-shear mixer. The process is completed once the green pellets are sintered in a rotary kiln. The Company's competitors also use the Dry Process to produce ceramic proppants.

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

     The Company's plant in McIntrye, Georgia will use the Dry Process. However, the Company expects to maintain lower production costs at this facility by purchasing locally mined ore and performing the calcining process itself.

PATENT PROTECTION

     The Company's ceramic proppants are made by processes and techniques that involve a high degree of proprietary technology, some of which is protected by patents.

     The Company owns outright six issued U.S. patents and seven issued foreign patents; three of these U.S. patents and four of these foreign patents relate to the CARBOPROP(R) product produced by the Dry Process.

     The Company jointly owns with A/S NIRO Atomizer ("NIRO"), the Danish designer and manufacturer of the spray atomizer device used in the Wet Process, three issued U.S. patents and 17 issued foreign patents. The patents owned jointly with NIRO generally relate to the Wet Process, and the products produced thereby (CARBOLITE(R) and CARBOECONOPROP(R)).

     The current versions of the Company's six most important U.S. patents expire at various times in the years 2002 through 2009 with its two key product patents expiring in 2006 and 2009. The Company believes that these patents have been and will continue to be important in enabling the Company to compete in the market to supply proppants to the natural gas and oil industry. The Company intends to enforce and has in the past vigorously enforced its patents. The Company may be involved from time to time in the future, as it has been in the past, in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with its main competitor have been resolved in ways that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppants on both a royalty-free and royalty-bearing basis. (Royalties under these licenses are not material to the Company's financial results.) The Company and NIRO have not granted any licenses to third parties relating to the use of the Wet Process. As a result of these cross licensing arrangements, both the Company and its main competitor are able to produce a broad range of ceramic proppants, while third parties are unlikely to be able to enter the ceramic proppants market without infringing on the patent rights held by the Company, its main competitor or both.

PRODUCTION CAPACITY

     The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppants. Prior to 1993, the Company's production capacity was substantially in excess of its sales requirements. Since that time, however, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In October 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company's CARBOLITE(R) and CARBOECONOPROP(R) products. In May 1995, the Company completed a 40 million pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP(TM) and CARBOPROP(R). Most recently, in February 1996, the Company commenced operations of its second 80 million pound per year expansion of the Eufaula plant. Total annual capacity is currently 100 million pounds at the New Iberia facility and is 250 million pounds at the Eufaula facility.

     In July 1997, the Company began construction of a new $40 million manufacturing facility in McIntyre, Georgia. The plant is expected to be completed in the fourth quarter of 1998 and is expected to have initial capacity of 200 million pounds per year. The plant will be capable of producing all of the Company's product lines and has been designed to be expandable to a capacity of 400 million pounds per year.

     The following table sets forth the date of construction of and recent expansion of the Company's manufacturing facilities:

                         YEAR OF       ANNUAL
      LOCATION          COMPLETION    CAPACITY                         PRODUCTS
      --------         ------------   ---------                        --------
                                      (MILLIONS
                                         OF
                                       POUNDS)
New Iberia, Louisiana
  Unit 1.............      1979           20      CARBOHSP(TM) and CARBOPROP(R)
  Unit 2.............      1981           40      CARBOHSP(TM) and CARBOPROP(R)
     1995
       Expansion.....      1995           40      CARBOHSP(TM) and CARBOPROP(R)
                                         ---
          Total......                    100
                                         ===
Eufaula, Alabama
  Unit 3.............      1983           90      CARBOLITE(R) and CARBOECONOPROP(R)
     1993
       Expansion.....      1993           80      CARBOLITE(R) and CARBOECONOPROP(R)
     1996
       Expansion.....      1996           80      CARBOLITE(R) and CARBOECONOPROP(R)
                                         ---
          Total......                    250
                                         ===
McIntyre, Georgia(1)
  Units 1 and 2......      1998          200      CARBOLITE(R), CARBOECONOPROP(R)
                                                  CARBOHSP(TM) and CARBOPROP(R)

---------------

(1) The McIntyre, Georgia plant is expected to be completed in the fourth quarter of 1998, and is expected to have an initial installed capacity of 200 million pounds per year.

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

EMPLOYEES

     At December 31, 1997, the Company had 117 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

     The Company's customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate out of both the New Iberia and Eufaula facilities. The Company owns distribution facilities in San Antonio, Texas, Rock Springs, Wyoming and Edmonton, Alberta, Canada.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently engaged in any material pending legal proceedings and is not currently aware of any claims that are likely to give rise to such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Jesse P. Orsini (age, 57): Mr. Orsini, President and Chief Executive Officer, has served as President, Chief Executive Officer and a Director of the Company since its organization in 1987.

     Paul G. Vitek (age, 39): Mr. Vitek has been the Vice President of Finance since February 1996 and has served as Treasurer and Secretary of the Company since 1988.

     Terry P. Keefe (age, 49): Mr. Keefe has been Vice President of Manufacturing since July 1997. Prior to being elected Vice President of Manufacturing, Mr. Keefe was Plant Manager of the Company's Eufaula, Alabama plant since the organization of the Company in 1987.

     Dr. C. Mark Pearson (age, 41): Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Arco Petroleum Company from 1984 through December 1995.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

     The Company's Common Stock began trading on the NASDAQ National Market under the symbol CRBO upon completion of the Company's initial public offering on April 23, 1996. Per share stock prices for the quarterly periods during 1997 and 1996 as reported by NASDAQ were as follows:

                                                                LOW           HIGH
                                                              -------        -------
1997
  First quarter.............................................   18  3/8        21  3/4
  Second quarter............................................   18  1/2        28  1/2
  Third quarter.............................................   26             33  1/2
  Fourth quarter............................................   32             38  1/2

1996
  Second quarter............................................   18  1/4        24  1/4
  Third quarter.............................................   18  1/2        22  3/4
  Fourth quarter............................................   18  7/8        21

(b) Holders

     The approximate number of shareholders of record of Common Stock on March 6, 1998 was 18. However, from available information, the Company believes that the total number of shareholders of Common Stock is approximately 1,100.

(c) Dividends

     The Company paid quarterly cash dividends of $0.075 per share on its Common Stock in 1997 and in the third and fourth quarters of 1996. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues.....................................  $85,122   $65,151   $58,001   $53,310   $41,894
Cost of goods sold...........................   42,186    34,517    29,297    26,630    20,613
                                               -------   -------   -------   -------   -------
Gross profit.................................   42,936    30,634    28,704    26,680    21,281
Selling, general and administrative
  expenses(1)................................    8,915     8,126     7,148     6,194     5,940
                                               -------   -------   -------   -------   -------
Operating profit.............................   34,021    22,508    21,556    20,486    15,341
Other income, net............................    1,004       175       157       291       198
                                               -------   -------   -------   -------   -------
Income before income taxes...................   35,025    22,683    21,713    20,777    15,539
Income taxes.................................   12,936     5,883        --        --        --
                                               -------   -------   -------   -------   -------
Net income...................................  $22,089   $16,800   $21,713   $20,777   $15,539
                                               =======   =======   =======   =======   =======
Earnings per share
  Basic......................................  $  1.51
                                               =======
  Diluted....................................  $  1.50
                                               =======
PRO FORMA DATA(2):
Income before income taxes...................            $22,683
Pro forma income taxes.......................              8,393
                                                         -------
Pro forma net income.........................            $14,290
                                                         =======
Pro forma earnings per share(3)
  Basic......................................            $  0.98
                                                         =======
  Diluted....................................            $  0.97
                                                         =======

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
                                                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Current assets...............................  $46,861   $38,158   $17,085   $18,301   $13,353
Current liabilities excluding bank
  borrowings.................................    7,616     5,204     4,928     3,788     3,211
Bank borrowings-current......................       --        --     2,780        --        --
Property, plant and equipment, net...........   34,093    22,247    22,004    10,854     9,175
Total assets.................................   80,954    60,405    39,089    29,154    22,527
Total shareholders' equity...................   70,942    53,234    31,381    25,366    19,316
Cash dividends per share(4)..................  $  0.30   $  0.15

---------------

(1) Selling, general and administrative expenses for the year ended December 31, 1996 include an incremental charge of $877,225 relating to the accelerated recognition of compensation expense for the vesting of restricted stock in connection with the Company's initial public offering.

(2) Pro forma data reflects the effects on historical income statement data for the year ended December 31, 1996 as if the Company had been treated as a C Corporation for the entire year for income tax purposes, with an estimated effective income tax rate of 37%. The Company terminated its S Corporation election on April 23, 1996 prior to its initial public offering.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.

(4) Cash dividends per share for 1996 is based on cash dividends declared subsequent to the Company's initial public offering and does not include S Corporation distributions paid prior to and in conjunction with the initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS CONDITIONS

     CARBO Ceramics Inc. manufactures and sells ceramic proppants for use in the hydraulic fracturing of oil and natural gas wells. Hydraulic fracturing is the most common technique used to stimulate production from hydrocarbon bearing formations. The process involves pumping fluids into an oil or gas well at very high pressure in order to fracture the rock formation that contains the hydrocarbons. As the fracture is created, the fluids are blended with granular materials, or proppants, which fill the fracture and prop it open after the pressure pumping ceases. The proppant filled fracture creates a highly permeable channel that enables the oil or gas to flow more freely from the formation, thereby increasing production from the well.

     Ceramic proppants are premium products that are sold at higher prices than sand or resin-coated sand, the two primary alternative proppants. The principal advantage of ceramic proppants is that they are stronger than sand-based proppants. The higher strength of ceramic proppants results in higher production rates in deep wells where sand or resin-coated sand may crush under high closure stress. Consequently, the Company's business is influenced by the level of deep drilling activity (generally defined as wells deeper than 7,500 feet). Ceramic proppants are also more uniform in size and shape than sand-based proppants. This uniformity can result in higher production rates than sand-based proppants when used in wells that do not otherwise need ceramics for their higher strength.

     As deep drilling, particularly in North America, is typically focused on the production of natural gas, the Company's business is significantly impacted by the number of natural gas wells drilled in North America. In markets outside North America, sales of the Company's products are less dependent on natural gas markets but are influenced by the overall level of drilling activity. Furthermore, because the decision to use ceramic proppants is based on the present value economics of comparing the higher cost of ceramic proppants to the future value derived from increased production rates, the Company's business is secondarily influenced by the price of natural gas and oil.

     From 1987 through 1996, the Company's revenues grew at a compound annual rate of 21% despite relatively modest growth in the total number of gas wells drilled. In 1997, the most active year for drilling activity in the last decade, the Company's revenues increased by over 30% from 1996.

     From 1986 through 1996, the ceramic proppant industry has had productive capacity in excess of demand. The competitive pressure brought on by this excess capacity made it difficult for the Company to raise prices on its products. However, the Company continued to grow its revenues through the introduction of CARBOECONOPROP(R), a new product introduced in 1992, aimed at increasing the use of ceramic proppants in the fracturing of medium depth wells, which had previously been fractured with sand-based proppants. CARBOECONOPROP(R) has been widely accepted in the industry and has been the Company's fastest growing product line over the past five years. The Company expects that CARBOECONOPROP(R) will continue to be the fastest growing product line in the future and, as a result, gross profit margins will decline slightly.

     In the latter half of 1996, the industry began to operate near full capacity and product availability on certain product lines was limited. In 1997, demand for ceramic proppants continued to increase and availability of all products was limited. In light of this fact, the Company raised prices on its products by an average of 5% effective in the first quarter 1997. This price increase was the first across-the-board price increase that the Company had realized since 1991.

     Future growth in the Company's revenues and net income are dependent on the future demand for natural gas in North America and the demand for hydrocarbons worldwide. Management believes that the demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy. With this in mind, the Company initiated construction of a new manufacturing facility in McIntyre, Georgia in July 1997. The plant will cost approximately $40 million to construct and is expected to be completed in the fourth quarter of 1998. Initial capacity of the plant is expected to be 200 million pounds per year, an increase of 57% over current manufacturing capacity.

IMPACT OF YEAR 2000

     The Company has developed a plan to modify its information technology to be ready for the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999, to cost less than $100,000 and have no significant effect on operations.

REVENUES

                                                           PERCENT             PERCENT
                                                  1997     CHANGE     1996     CHANGE     1995
                                                 -------   -------   -------   -------   -------
                                                                ($ IN THOUSANDS)
Revenues.......................................  $85,122     31%     $65,151     12%     $58,001

     CARBO Ceramics Inc.'s 1997 revenues of $85.1 million established a new annual record for the Company and were 31% higher than revenues in 1996. While sales volume increased 24% from 1996, revenues grew at a faster pace due to an increase in the average selling price that was the result of a price increase of approximately 5% which became effective in January 1997. Domestic volumes increased 13% from 1996 as strong demand for natural gas resulted in a 30% increase in drilling activity. Export volumes increased 51% as the Company's products became more widely accepted in the international oil markets. The fastest growing product during 1997 was CARBOLITE(R), which increased 47% from 1996. The largest part of this increase was in export sales, to Russia, Australia and the North Sea.

     Revenues were $65.2 million for the year ended December 31, 1996, an increase of 12% over 1995 revenues of $58.0 million. While sales volume increased 15% from 1995, revenues grew at a slower pace because of a shift in the product mix toward CARBOECONOPROP(R), the Company's lowest price product, targeted at penetrating the market for sand and resin-coated sand. For the year ended 1996, CARBOECONOPROP(R) accounted for 43% of the Company's total sales volume, up from 40% in 1995. In addition, revenue growth lagged volume growth due to lower pricing in Europe and South Texas, as the Company protected its market share by matching lower prices established by its competitors.

GROSS PROFIT

                                                           PERCENT             PERCENT
                                                  1997     CHANGE     1996     CHANGE     1995
                                                 -------   -------   -------   -------   -------
                                                                ($ IN THOUSANDS)
Gross Profit...................................  $42,936     40%     $30,634      7%     $28,704
Gross Profit %.................................      50%                 47%                 49%

     The Company's cost of goods sold consists of manufacturing costs and packaging and transportation expenses associated with the delivery of the Company's products to its customers. Variable manufacturing expenses include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing expenses include depreciation, property taxes on production facilities, insurance and factory overhead.

     Gross profit for 1997 increased $12.3 million or 40% from 1996. Gross profit as a percentage of revenues increased from 47% to 50% due to the higher average selling price resulting from the 5% price increase which became effective in January 1997 and lower manufacturing costs in the New Iberia manufacturing facility. The lower costs achieved in New Iberia were primarily the result of improved efficiency due to increased production at the plant versus the previous year. Production volumes also increased at the Eufaula manufacturing facility due to a mid-year capacity expansion project but this was offset by higher raw material prices resulting from a consolidation of suppliers in the Eufaula area.

     Gross profit for 1996 increased by $1.9 million or 7% from 1995. Gross profit as a percentage of revenues decreased from 49% to 47% due to lower average selling prices for the Company's products and increases in raw materials and labor. Raw material costs at the New Iberia facility increased due to an increase in demand for CARBOHSP(TM) which requires a higher grade and higher cost raw material to produce than CARBOPROP(R). Raw material costs at the Eufaula facility increased due to the negotiation of a new supply contract that was necessitated by a consolidation of suppliers in the Eufaula area. Depreciation included in cost of goods sold increased by $788,000 from 1995 due to the effect of the full year's depreciation on plant expansions completed during 1995.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

                                                               PERCENT             PERCENT
                                                      1997     CHANGE     1996     CHANGE     1995
                                                     -------   -------   -------   -------   -------
                                                                    ($ IN THOUSANDS)
SG&A...............................................  $ 8,915     10%     $ 8,126     14%     $ 7,148
SG&A as a % of Revenues............................    10.5%               12.5%               12.3%

     Selling, general and administrative expenses increased by $789,000 in 1997 over 1996. While SG&A expenses decreased as a percentage of revenues, there was a substantial change in the composition of these expenses from 1996 to 1997. In connection with the initial public offering of the Company's Common Stock in 1996, the vesting of restricted stock previously granted to the Company's President and Chief Executive Officer was accelerated. This resulted in non-cash compensation expense of $1,316,000 in 1996, where none was present in 1997. These reductions in 1997 were partially offset by new costs incurred in connection with regulatory filing costs, listing expenses and shareholder communication costs associated with being a publicly traded company. Other SG&A components that increased were those that vary with sales volume or profitability including warehouse and shipping expenses, commissions expense and incentive compensation.

     Selling, general and administrative expenses increased by $978,000 in 1996 over 1995. While SG&A expenses increased only slightly as a percentage of revenues, there was a substantial change in the composition of these expenses in 1996. Prior to the initial public offering of the Company's Common Stock, a consulting agreement with the Company's Chairman was terminated in April 1996. As a result, expenses recognized in connection with the consulting agreement decreased by $717,000 in 1996 as compared to 1995. In connection with the initial public offering, the vesting of restricted stock previously granted to the Company's President and Chief Executive Officer was accelerated. This acceleration resulted in an incremental non-cash compensation expense of $877,000 over 1995. Other increases in SG&A expenses in 1996 were variable expenses that increased due to higher sales volume. These variable expenses include warehouse charges, incentive compensation and franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 1997 were $8.9 million compared to $17.4 million at the beginning of the year. The Company generated cash from operations of $23.6 million. Cash used in investing and financing activities totaled $32.1 million. As of December 31, 1997 the Company held $13.9 million in investments expected to be held to maturity. These investments consisted solely of U.S. Government Securities.

     Total capital expenditures for property, plant and equipment during 1997 were $13.8 million. Spending on the new Georgia manufacturing facility scheduled to be completed by the 4th quarter of 1998 was $7.8 million, expansion of the San Antonio storage facility -- $1.8 million, acquisition of Rock Springs Terminal -- $1.3 million, Canadian remote storage expansion -- $1.1 million, Eufaula capacity expansion and kiln shell replacement -- $1.3 million. The balance of $.5 million was spent on the normal replacement of capital equipment. Other investing activities during the year involved the purchase of $13.9 million of held-to-maturity investments (U.S. Government Securities).

     The Company paid $4.4 million in dividends during 1997.

     The Company plans to spend approximately $32 million for the completion of its new manufacturing facility in McIntyre, Georgia during 1998, with funding expected to be provided entirely by cash generated from operations. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

     In 1997, the Company maintained an unsecured line of credit in the amount of $9.0 million. As of December 31, 1997, there were no borrowings outstanding under this credit agreement. An amended and restated credit agreement under which the Company may borrow up to $10.0 million through December 31, 2000 was executed on February 12, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in pages F-1 through F-14 of this Report.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement. Information concerning executive officers is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

          The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-14 of this Report:

        Report of Independent Auditors

        Consolidated Balance Sheets at December 31, 1997 and 1996

        Consolidated Statements of Income for each of the three years ended
         December 31, 1997, 1996 and 1995

        Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for each of the three years ended
         December 31, 1997, 1996 and 1995

     (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed during the fourth quarter of 1997.

     (c) Exhibits:

          The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report.

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

                                            CARBO CERAMICS INC.

                                            By:     /s/ JESSE P. ORSINI
                                              ----------------------------------
                                                       Jesse P. Orsini
                                                President and Chief Executive
                                                            Officer

                                            By:      /s/ PAUL G. VITEK
                                              ----------------------------------
                                                        Paul G. Vitek
                                                   Vice President, Finance

Dated: March 16, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ WILLIAM C. MORRIS                  Chairman of the Board            March 16, 1998
-----------------------------------------------------
                  William C. Morris

                 /s/ JESSE P. ORSINI                   President, Chief Executive       March 16, 1998
-----------------------------------------------------    Officer and Director
                   Jesse P. Orsini                       (Principal Executive Officer)

                  /s/ PAUL G. VITEK                    Chief Financial Officer          March 16, 1998
-----------------------------------------------------    (Principal Financial and
                    Paul G. Vitek                        Accounting Officer)

              /s/ CLAUDE E. COOKE, JR.                 Director                         March 16, 1998
-----------------------------------------------------
                Claude E. Cooke, Jr.

             /s/ WILLIAM A. GRIFFIN, JR.               Director                         March 16, 1998
-----------------------------------------------------
               William A. Griffin, Jr.

                 /s/ JOHN J. MURPHY                    Director                         March 16, 1998
-----------------------------------------------------
                   John J. Murphy

                 /s/ ROBERT S. RUBIN                   Director                         March 16, 1998
-----------------------------------------------------
                   Robert S. Rubin

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CARBO Ceramics Inc.

     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

New Orleans, Louisiana
January 23, 1998

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 8,899    $17,414
  Investment securities.....................................   13,905         --
  Trade accounts receivable.................................   14,243     10,902
  Inventories:
     Finished goods.........................................    4,347      4,478
     Raw materials and supplies.............................    4,034      3,907
                                                              -------    -------
          Total inventories.................................    8,381      8,385
  Prepaid expenses and other current assets.................      661        608
  Deferred income taxes.....................................      772        849
                                                              -------    -------
          Total current assets..............................   46,861     38,158
Property, plant and equipment:
  Land and land improvements................................      214         57
  Buildings.................................................    4,536      4,536
  Machinery and equipment...................................   27,773     25,112
  Construction in progress..................................   11,382        401
                                                              -------    -------
          Total.............................................   43,905     30,106
  Less accumulated depreciation.............................    9,812      7,859
                                                              -------    -------
          Net property, plant and equipment.................   34,093     22,247
                                                              -------    -------
          Total assets......................................  $80,954    $60,405
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 2,131    $ 1,423
  Accrued payroll and benefits..............................    2,448      1,837
  Accrued freight...........................................      851        659
  Accrued utilities.........................................      422        326
  Accrued income taxes......................................    1,018        609
  Other accrued expenses....................................      746        350
                                                              -------    -------
          Total current liabilities.........................    7,616      5,204
Deferred income taxes.......................................    2,396      1,967
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
     authorized: none outstanding...........................       --         --
  Common stock, par value $0.01 per share, 40,000,000 shares
     authorized: 14,602,000 shares issued and outstanding...      146        146
  Additional paid-in capital................................   42,919     42,919
  Retained earnings.........................................   27,877     10,169
                                                              -------    -------
          Total shareholders' equity........................   70,942     53,234
                                                              -------    -------
          Total liabilities and shareholders' equity........  $80,954    $60,405
                                                              =======    =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................    $85,122        $65,151        $58,001
Cost of goods sold..........................................     42,186         34,517         29,297
                                                                -------        -------        -------
Gross profit................................................     42,936         30,634         28,704
Selling, general and administrative expenses................      8,915          8,126          7,148
                                                                -------        -------        -------
Operating profit............................................     34,021         22,508         21,556
Other income (expense):
  Interest income, net......................................        969            240            160
  Other income, net.........................................         35            (65)            (3)
                                                                -------        -------        -------
                                                                  1,004            175            157
                                                                -------        -------        -------
Income before income taxes..................................     35,025         22,683         21,713
Income taxes................................................     12,936          5,883             --
                                                                -------        -------        -------
Net income..................................................    $22,089        $16,800        $21,713
                                                                =======        =======        =======
Pro forma data:
  Income before income taxes................................                   $22,683        $21,713
  Income taxes..............................................                     8,393          8,034
                                                                               -------        -------
  Net income................................................                   $14,290        $13,679
                                                                               =======        =======
Earnings per share (pro forma for 1996 and 1995):
  Basic.....................................................    $  1.51        $  0.98        $  0.94
                                                                =======        =======        =======
  Diluted...................................................    $  1.50        $  0.97        $  0.94
                                                                =======        =======        =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   CLASS B   ADDITIONAL
                                          COMMON   COMMON     PAID-IN       UNEARNED     RETAINED
                                          STOCK     STOCK     CAPITAL     COMPENSATION   EARNINGS    TOTAL
                                          ------   -------   ----------   ------------   --------   --------
                                                                   ($ IN THOUSANDS)
BALANCES AT JANUARY 1, 1995.............   $120     $  3      $ 6,626       $(1,754)     $ 20,372   $ 25,367
  Net income............................     --       --           --            --        21,713     21,713
  Amortization of unearned
     compensation.......................     --       --           --           438            --        438
  Cash distributions....................     --       --           --            --       (16,137)   (16,137)
                                           ----     ----      -------       -------      --------   --------
BALANCES AT DECEMBER 31, 1995...........    120        3        6,626        (1,316)       25,948     31,381
  Net income............................     --       --           --            --        16,800     16,800
  Amortization of unearned
     compensation.......................     --       --           --         1,316            --      1,316
  Distributions to shareholders paid
     prior to and in connection with
     initial public offering ($2.67 per
     share).............................     --       --       (2,455)           --       (30,389)   (32,844)
  Conversion of Class B Common Stock to
     Common Stock.......................      3       (3)          --            --            --         --
  Deferred tax asset related to vesting
     of restricted stock................     --       --        3,486            --            --      3,486
  Net proceeds from initial public
     offering...........................     23       --       35,262            --            --     35,285
  Cash dividends ($0.15 per share)......     --       --           --            --        (2,190)    (2,190)
                                           ----     ----      -------       -------      --------   --------
BALANCES AT DECEMBER 31, 1996...........    146       --       42,919            --        10,169     53,234
  Net income............................     --       --           --            --        22,089     22,089
  Cash dividends ($0.30 per share)......     --       --           --            --        (4,381)    (4,381)
                                           ----     ----      -------       -------      --------   --------
BALANCES AT DECEMBER 31, 1997...........   $146     $ --      $42,919       $    --      $ 27,877   $ 70,942
                                           ====     ====      =======       =======      ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 22,089   $ 16,800   $ 21,713
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     1,953      1,901      1,117
  Amortization..............................................        --      1,316        438
  Deferred income taxes.....................................       506      4,604         --
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................    (3,341)    (2,119)        36
     Inventories............................................         4       (554)    (3,046)
     Prepaid expenses and other current assets..............       (53)      (338)        13
     Accounts payable.......................................       708        205        269
     Accrued payroll and benefits...........................       611        271        358
     Accrued freight........................................       192         53       (118)
     Accrued utilities......................................        96         44         (4)
     Accrued income taxes...................................       409        609         --
     Other accrued expenses.................................       396        (40)       156
                                                              --------   --------   --------
Net cash provided by operating activities...................    23,570     22,752     20,932
INVESTING ACTIVITIES
Purchases of investment securities..........................   (13,905)        --         --
Purchases of property, plant and equipment..................   (13,799)    (3,010)   (11,788)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (27,704)    (3,010)   (11,788)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................        --      7,180      2,780
Repayments on bank borrowings...............................        --     (9,960)        --
Net proceeds from initial public offering...................        --     35,285         --
Distributions paid to shareholders..........................        --    (32,844)   (16,137)
Dividends paid..............................................    (4,381)    (2,190)        --
                                                              --------   --------   --------
Net cash used in financing activities.......................    (4,381)    (2,529)   (13,357)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (8,515)    17,213     (4,213)
Cash and cash equivalents at beginning of year..............    17,414        201      4,414
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  8,899   $ 17,414   $    201
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $     --   $     92   $     --
                                                              ========   ========   ========
Income taxes paid...........................................  $ 12,021   $    669   $     --
                                                              ========   ========   ========
Purchases of property, plant and equipment through accounts
  payable...................................................  $     --   $     --   $    866
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has production plants in New Iberia, Louisiana and Eufaula, Alabama and primarily markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiary, CARBO Ceramics Sales Corporation. CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. All significant intercompany transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

     The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company's receivables are from customers in the petroleum pressure pumping industry. Credit losses historically have been insignificant.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

INVESTMENT SECURITIES

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 1997, all investment securities were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 1997.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company's products.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements..................................       15 years
Machinery and equipment.....................................  3 to 15 years

REVENUE RECOGNITION

     Revenue is recognized when title passes to the customer.

                              CARBO CERAMICS INC.

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
INCOME TAXES

     Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Prior to April 24, 1996, the shareholders of the Company had elected S Corporation status under the Internal Revenue Code and certain comparable state tax laws. As a result, the Company's taxable income for federal and certain state jurisdictions where the Company had significant operations was reported on the tax returns of its shareholders.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. BANK BORROWINGS

     The Company has a Secured Revolving Credit Agreement (the "Credit Agreement") with a bank under which it may borrow up to $9.0 million at 0.5% above the bank's Base Rate (as defined in the Credit Agreement) through January 31, 1998. The weighted-average interest rate on the Credit Agreement was 8.75% for 1996. There were no borrowings against the line of credit in 1997. Under the terms of the Credit Agreement, the Company is required to maintain certain bank accounts with the lender, with balances equal to transactional and investment-related charges. The terms of the Credit Agreement further provide for certain affirmative and negative covenants, including a restriction on capital expenditures.

3. LEASES

     The Company leases railroad equipment under operating leases. Minimum future rental payments due under noncancelable operating leases with remaining terms in excess of one year as of December 31, 1997 are as follows ($ in thousands):

1998................................................  $  508
1999................................................     345
2000................................................     174
2001................................................     108
2002................................................     108
                                                      ------
                                                      $1,243
                                                      ======

     Leases generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense for all operating leases was $920,000 in 1997, $740,000 in 1996, and $732,000 in 1995.

                              CARBO CERAMICS INC.

4. INCOME TAXES

     Since its formation through April 24, 1996, the Company elected to be treated for federal and certain state income tax purposes as an S Corporation. As a result, earnings of the Company have been taxed directly to the shareholders of the Company rather than to the Company. Prior to the completion of its initial public offering, the Company terminated its S Corporation election and, accordingly, became subject to federal and state income taxes. The deferred tax effects of the change in tax status increased net income for 1996 by $884,000. The Company also recorded a deferred tax asset of $3.5 million with a corresponding increase in additional paid-in capital in 1996 related to the vesting of 800,000 restricted shares of Common Stock held by the Company's Chief Executive Officer upon the occurrence of the initial public offering. The Company realized the full benefit of this deferred tax asset during 1996.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows ($ in thousands):

                                                               1997      1996
                                                              ------    ------
Deferred tax assets:
  Employee benefits.........................................  $  271    $  288
  Inventories...............................................     377       427
  Other.....................................................     124       134
                                                              ------    ------
          Total deferred tax assets.........................     772       849
                                                              ------    ------
Deferred tax liabilities:
  Depreciation..............................................   2,356     1,929
  Other.....................................................      40        38
                                                              ------    ------
          Total deferred tax liabilities....................   2,396     1,967
                                                              ------    ------
          Net deferred tax liabilities......................  $1,624    $1,118
                                                              ======    ======

     Significant components of the provision for income taxes for the years ended December 31, 1997 and 1996 are as follows ($ in thousands):

                                                               1997       1996
                                                              -------    ------
Current:
  Federal...................................................  $11,082    $  764
  State.....................................................    1,348       515
                                                              -------    ------
          Total current.....................................   12,430     1,279
                                                              -------    ------
Deferred:
  Federal...................................................      451     4,481
  State.....................................................       55       123
                                                              -------    ------
          Total deferred....................................      506     4,604
                                                              -------    ------
                                                              $12,936    $5,883
                                                              =======    ======

                              CARBO CERAMICS INC.

4. INCOME TAXES -- (CONTINUED)
     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for 1997 and pro forma income tax expense for 1996 is as follows ($ in thousands):

                                                        1997                 1996
                                                 ------------------    -----------------
                                                 AMOUNT     PERCENT    AMOUNT    PERCENT
                                                 -------    -------    ------    -------
U.S. statutory rate............................  $12,259    35.0%      $7,712    34.0%
State income taxes, net of federal tax
  benefit......................................    1,403      4.0         907      4.0
Foreign sales corporation benefit..............     (726)    (2.1)       (226)    (1.0)
                                                 -------     ----      ------     ----
                                                 $12,936    36.9%      $8,393    37.0%
                                                 =======     ====      ======     ====

5. SHAREHOLDERS' EQUITY

COMMON STOCK

     Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights. Subject to preferences of any Preferred Stock that may be issued in the future, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are fully paid and nonassessable.

     Prior to 1996, the Company issued to its President and Chief Executive Officer shares of Common Stock, pursuant to restricted stock agreements, as compensation for future services. These shares had dividend rights; however, sale of the shares was restricted prior to vesting which was subject to the occurrence of certain events, including the initial public offering of the Company's Common Stock. The restricted stock vested upon the occurrence of the initial public offering on April 26, 1996 and the remaining balance of unearned compensation was recorded as compensation expense. Compensation expense totaled $1.3 million in 1996 and $438,000 in 1995.

     Prior to April 17, 1996, the Company's authorized capital stock consisted of 20,000 shares of Common Stock, of which 6,001 shares were issued and outstanding, and 2,000 shares of Class B Common Stock, of which 150 shares were issued and outstanding. On April 17, 1996, the Company (i) caused the conversion of all issued and outstanding shares of its Class B Common Stock into shares of Common Stock, and (ii) effected a 2,000 for 1 split of the Common Stock. All capital amounts, share and per share data in the accompanying financial statements have been retroactively restated, where appropriate, to reflect the stock split.

     On January 14, 1998, the Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on February 15, 1998 to shareholders of record on January 30, 1998.

PREFERRED STOCK

     The Company's charter authorizes the issuance of 5,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's shareholders. No shares of

                              CARBO CERAMICS INC.

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
Preferred Stock are currently outstanding, and the Company has no present plans to issue any shares of Preferred Stock.

6. STOCK OPTION PLAN

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company's 1996 Stock Option Plan for Key Employees (the "Option Plan") has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to certain officers and key employees of the Company chosen by a committee appointed by the Board of Directors (the "Compensation Committee") to administer such plan. Under the Option Plan, all options granted have 10 year terms, and conditions relating to the vesting and exercise of options are determined by the Compensation Committee for each option. Options granted under the Option Plan are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 500,000 shares of Common Stock. The options vest annually over a four-year period.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.34% and 6.19%; dividend yields of 1.0% and 1.5%; volatility factors of the expected market price of the Company's Common Stock of .337 and .300; and a weighted average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. Since the Company's options generally vest over a four-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is

                              CARBO CERAMICS INC.

6. STOCK OPTION PLAN -- (CONTINUED)

applied to all outstanding, nonvested options. The Company's pro forma information for 1997 and 1996 follows ($ in thousands, except per share data):

                                                               1997       1996
                                                              -------    -------
Net income:
  As reported (pro forma in 1996)...........................  $22,089    $14,290
                                                              =======    =======
  Pro forma including the effect of options.................  $21,539    $13,870
                                                              =======    =======
Basic earnings per share:
  As reported (pro forma in 1996)...........................  $  1.51    $  0.98
                                                              =======    =======
  Pro forma including the effect of options.................  $  1.48    $  0.95
                                                              =======    =======
Diluted earnings per share:
  As reported (pro forma in 1996)...........................  $  1.50    $  0.97
                                                              =======    =======
  Pro forma including the effect of options.................  $  1.46    $  0.95
                                                              =======    =======

     The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997 and 1996 follows:

                                                    1997                         1996
                                         --------------------------   --------------------------
                                         OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                          (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                         -------   ----------------   -------   ----------------
Outstanding-beginning of year..........     700          $17             --
Granted................................     260          $27            700           $17
Exercised..............................      --                          --
Forfeited..............................    (110)         $17             --
                                          -----                        ----
Outstanding-end of year................     850          $20            700           $17
                                          =====                        ====
Exercisable at end of year.............     148          $17             --            --
Weighted-average fair value of options
  granted during the year..............   $9.38                       $5.51

     Exercise prices for options outstanding as of December 31, 1997 ranged from $17.00 to $32.25. The weighted-average remaining contractual life of those options is 8.7 years.

                              CARBO CERAMICS INC.

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   1997          1996          1995
                                                -----------   -----------   -----------
                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share:
  Net income (pro forma for 1996 and 1995)....  $    22,089   $    14,290   $    13,679
Denominator:
  Denominator for basic earnings per share --
     weighted average shares (pro forma for
     1996 and 1995)...........................   14,602,000    14,602,000    14,602,000
  Effect of dilutive securities:
     Employee stock options (See Note 6)......      169,102        71,368            --
                                                -----------   -----------   -----------
  Dilutive potential common shares............      169,102        71,368            --
                                                -----------   -----------   -----------
  Denominator for diluted earnings per share--
     adjusted weighted-average shares.........   14,771,102    14,673,368    14,602,000
                                                ===========   ===========   ===========
Basic earnings per share......................  $      1.51   $      0.98   $      0.94
                                                ===========   ===========   ===========
Diluted earnings per share....................  $      1.50   $      0.97   $      0.94
                                                ===========   ===========   ===========

     For 1996 and 1995, pro forma weighted-average shares is based on 12,302,000 shares of Common Stock outstanding during the year increased by the assumed issuance of 2,300,000 shares of Common Stock to pay S Corporation distributions of $29.1 million.

8. PRO FORMA NET INCOME

     Pro forma net income for 1996 and 1995 reflects a provision for income taxes at an effective rate of approximately 37% to illustrate how historical net income might have been affected if the Company had not been an S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with the initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations.

                              CARBO CERAMICS INC.

9. QUARTERLY OPERATING RESULTS -- (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1997 and 1996 were as follows:

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
Revenues.................................  $17,840    $20,893     $23,062        $23,327
Gross profit.............................    8,993     10,347      11,469         12,127
Net income...............................    4,586      5,449       5,939          6,115
Earnings per share
  Basic..................................  $  0.31    $  0.37     $  0.41        $  0.42
  Diluted................................  $  0.31    $  0.37     $  0.40        $  0.41
1996
Revenues.................................  $13,033    $17,399     $17,898        $16,821
Gross profit.............................    6,140      8,017       8,466          8,011
Net income...............................    4,375      4,022       4,349          4,054
Pro forma net income (see Note 8)........    2,712      3,115       4,349          4,054
Pro forma earnings per share:
  Basic..................................  $  0.19    $  0.21     $  0.30        $  0.28
  Diluted................................  $  0.19    $  0.21     $  0.30        $  0.28

     Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding. The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

10. SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 1997:

                                               MAJOR CUSTOMERS
                                           -----------------------
                                             A        B        C      OTHERS    TOTAL
                                           -----    -----    -----    ------    ------
1997.....................................  35.4%    27.8%    20.5%    16.3%      100%
1996.....................................  34.1%    28.6%    21.7%    15.6%      100%
1995.....................................  29.6%    27.3%    24.9%    18.2%      100%

     The percentages of total revenues for two major customers have been combined for 1995 to reflect a combination of operations by those customers in 1995.

11. INTERNATIONAL SALES

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 37%, 31% and 37% of the Company's revenues for 1997, 1996, and 1995, respectively.

                                                              1997    1996    1995
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Location
  United States.............................................  $53.3   $45.3   $36.8
  International.............................................   31.8    19.9    21.2
                                                              -----   -----   -----
          Total.............................................  $85.1   $65.2   $58.0
                                                              =====   =====   =====

                              CARBO CERAMICS INC.

12. BENEFIT PLANS

     The Company has a defined contribution savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate. Employees may contribute up to 15% of their monthly compensation.

     For employee contributions up to 5% of monthly compensation, the Company matches the employee contribution at a rate of 50%. Additional contributions by the Company are discretionary and are determined annually by the Board of Directors. These discretionary contributions to the plan are allocated to the participants on a pro rata basis based on their respective salary levels.

     Benefit costs recognized as expense under this plan consisted of the following:

                                                              1997   1996   1995
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Contributions:
  Profit sharing............................................  $209   $189   $194
  Savings...................................................   116    107    106
                                                              ----   ----   ----
                                                              $325   $296   $300
                                                              ====   ====   ====

13. COMMITMENTS

     In 1995, the Company entered into an agreement with a supplier to purchase 200,000 tons of green ore for its New Iberia, Louisiana plant at a specified contract price. The Company has purchased the minimum tonnage required by the agreement. All of the green ore purchased by the Company will be processed by the supplier at a specified price. The Company is required to purchase at least 80% of its estimated annual requirements of processed ore from the supplier until all green ore purchased under the agreement has been processed.

     In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama plant at a specified contract price. The term of the agreement is eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement requires the Company to purchase from the supplier at least 80% of the Company's estimated annual requirements of kaolin for its Eufaula plant.

     In 1997, the Company entered into an agreement with a supplier to purchase kaolin for its McIntyre, Georgia plant at a specified contract price. The term of the agreement is twenty years commencing on January 1, 1998. The Company has the right to purchase up to 2.5 million tons of kaolin during the term of the agreement. The agreement requires the Company to purchase from the supplier at least 80% of the Company's estimated annual requirements of kaolin for its McIntyre plant.

     The Company was in compliance with the terms of all agreements through December 31, 1997.

     The Company commenced construction in 1997 of a new manufacturing facility in McIntyre, Georgia at a total estimated cost of $40 million. Construction in progress of $11.4 million at December 31, 1997 includes $7.8 million related to the new facility. The new facility is scheduled to be fully operational in the fourth quarter of 1998.

14. EMPLOYMENT AGREEMENT

     The Company has an employment agreement with its President which expires June 30, 2000. The agreement provides for an annual base salary and an incentive bonus as defined in the agreement. In the event the President is terminated without cause prior to June 30, 2000, the Company will be obligated to pay the President two years base salary and a prorated incentive bonus. In addition, all nonvested stock options granted to the President will vest immediately and become exercisable. The agreement also contains a five-year non-competition covenant that would become effective upon termination for any reason.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 3.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
          3.2            -- Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
          4.1            -- Form of Common Stock Certificate of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit to the registrant's
                            Form S-1 Registration Statement No. 333-1884)
         10.1            -- First Amended and Restated Credit Agreement dated as of
                            February 12, 1998, between Brown Brothers Harriman & Co.
                            and CARBO Ceramics Inc.
         10.2            -- Form of Tax Indemnification Agreement between CARBO
                            Ceramics Inc. and William C. Morris, Robert S. Rubin,
                            Lewis C. Glucksman, George A. Wiegers, William A.
                            Griffin, and Jesse P. Orsini (incorporated by reference
                            to exhibit 10.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.3            -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and Jesse P. Orsini (incorporated by reference to exhibit
                            10.4 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.4            -- Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals,
                            Inc., as amended (incorporated by reference to exhibit
                            10.5 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.5            -- Raw Material Requirements Agreement dated as of November
                            21, 1995, between CARBO Ceramics Inc. and C-E Minerals
                            Inc. (incorporated by reference to exhibit 10.6 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.6            -- Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.7            -- CARBO Ceramics Inc. 1996 Stock Option Plan for Key
                            Employees (incorporated by reference to exhibit 10.9 to
                            the registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.8            -- Form of Stock Option Award Agreement (incorporated by
                            reference to exhibit 10.10 to the registrant's Form S-1
                            Registration Statement No. 333-1884)
         10.9            -- Raw Material Supply Agreement dated as of November 18,
                            1997 between CARBO Ceramics Inc. and Arcilla Mining and
                            Land Co.
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule