Form 10-Q
period 1998-03-31
CARBO CERAMICS INC
filed 1998-05-12
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ------             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

  ------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM       TO       .


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


                                 (972) 401-0090

                         (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----    -----
         As of May 8, 1998, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                               CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                           PAGE

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -                                          3
                    March 31, 1998 (Unaudited) and December 31, 1997

                    Consolidated Statements of Income                                      4
                    (Unaudited) - Three months ended March 31, 1998 and 1997

                    Consolidated Statements of Cash Flows                                  5
                    (Unaudited) - Three months ended March 31, 1998 and 1997

                    Notes to Consolidated Financial Statements                            6-7
                    (Unaudited) - March 31, 1998

         Item 2.    Management's Discussion and Analysis of Financial                      8
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal proceedings                                                        9

         Item 2.  Changes in securities                                                    9

         Item 3.  Defaults upon senior securities                                          9

         Item 4.  Submission of matters to a vote of security-holders                      9

         Item 5.  Other information                                                        9

         Item 6.  Exhibits and reports on Form 8-K                                         9


Signatures                                                                                10

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               CARBO CERAMICS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,
                                                                              1998      DECEMBER 31,
                                                                          (UNAUDITED)      1997
                                                                          ------------  -----------
                                                                             ($ in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $11,035      $ 8,899
   Investment securities                                                      10,910       13,905
   Trade accounts receivable                                                  16,389       14,243
   Inventories:
     Finished goods                                                            4,249        4,347
     Raw  materials and supplies                                               4,474        4,034
                                                                             -------      -------
       Total inventories                                                       8,723        8,381
   Prepaid expenses and other current assets                                   1,002          661
   Deferred income taxes                                                         822          772
                                                                             -------      -------
     Total current assets                                                     48,881       46,861
Property, plant and equipment:
   Land and land improvements                                                    214          214
   Buildings                                                                   4,613        4,536
   Machinery and equipment                                                    27,843       27,773
   Construction in progress                                                   17,516       11,382
                                                                             -------      -------
     Total                                                                    50,186       43,905
   Less accumulated depreciation                                              10,336        9,812
                                                                             -------      -------
     Net property, plant and equipment                                        39,850       34,093
                                                                             -------      -------

   Total assets                                                              $88,731      $80,954
                                                                             =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                          $ 2,447      $ 2,131
   Accrued payroll and benefits                                                1,485        2,448
   Accrued freight                                                               969          851
   Accrued utilities                                                             395          422
   Accrued income taxes                                                        3,980        1,018
   Other accrued expenses                                                      1,027          746
                                                                             -------      -------
     Total current liabilities                                                10,303        7,616
Deferred income taxes                                                          2,789        2,396
Shareholders' equity:
   Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
     none outstanding                                                           --           --
   Common Stock, par value $0.01 per share,
     40,000,000 shares authorized:
     14,602,000 shares issued and
     outstanding                                                                 146          146
   Additional paid-in capital                                                 42,919       42,919
   Retained earnings                                                          32,574       27,877
                                                                             -------      -------
     Total shareholders' equity                                               75,639       70,942
                                                                             -------      -------

   Total liabilities and shareholders' equity                                $88,731      $80,954
                                                                             =======      =======



        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ----------------------
                                                      1998         1997
                                                    ---------    ---------
Revenues                                             $22,617      $17,840
Cost of goods sold                                    11,100        8,847
                                                     -------      -------

Gross profit                                          11,517        8,993
Selling, general and administrative expenses           2,508        2,021
                                                     -------      -------

Operating profit                                       9,009        6,972
Other  income (expense):
   Interest income, net                                  317          187
   Other income, net                                      29           11
                                                     -------      -------
                                                         346          198
                                                     -------      -------

Income before income taxes                             9,355        7,170
Income taxes                                           3,563        2,584
                                                     -------      -------

Net income                                           $ 5,792      $ 4,586
                                                     =======      =======

Earnings per share:
   Basic                                             $  0.40      $  0.31
                                                     =======      =======
   Diluted                                           $  0.39      $  0.31
                                                     =======      =======






        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
                                                             ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                $  5,792       $  4,586
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                              524            481
     Deferred income taxes                                     343            (15)
     Changes in operating assets and liabilities:
       Trade accounts receivable                            (2,146)        (1,964)
       Inventories                                            (342)          (729)
       Prepaid expenses and other current assets              (341)          (611)
       Accounts payable                                        316           (247)
       Accrued payroll and benefits                           (963)          (711)
       Accrued freight                                         118            198
       Accrued utilities                                       (27)            65
       Accrued income taxes                                  2,962          1,940
       Other accrued expenses                                  281             72
                                                          --------       --------
Net cash provided by operating activities                    6,517          3,065

INVESTING ACTIVITIES
Maturities of investment securities                          2,995           --
Purchases of property, plant and equipment                  (6,281)          (165)
                                                          --------       --------
Net cash used in investing activities                       (3,286)          (165)

FINANCING ACTIVITIES
Dividends paid                                              (1,095)        (1,095)
                                                          --------       --------
Net cash used in financing activities                       (1,095)        (1,095)
                                                          --------       --------

Net increase in cash and cash equivalents                    2,136          1,805
Cash and cash equivalents at beginning of period             8,899         17,414
                                                          --------       --------
Cash and cash equivalents at end of period                $ 11,035       $ 19,219
                                                          ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $   --         $   --
                                                          ========       ========
Income taxes paid                                         $    258       $   --
                                                          ========       ========



        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K Annual Report for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries, CARBO Ceramics Sales Corporation and CARBO Ceramics (U.K. Limited). CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. CARBO Ceramics (U.K. Limited) was formed on December 19, 1997 under the laws of Scotland. All significant intercompany transactions have been eliminated.

2.   DIVIDENDS PAID

     On January 14, 1998, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on January 30, 1998. The dividend was paid on February 15, 1998.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 ($ in thousands, except per share data):

                                                              1998             1997
                                                           -----------      -----------
Numerator for basic and diluted earnings per share:
  Net income ........................................      $     5,792      $     4,586
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares .........................       14,602,000       14,602,000
  Effect of dilutive securities:
    Employee stock options ..........................          177,885           66,713
                                                           -----------      -----------
  Dilutive potential common shares ..................          177,885           66,713
                                                           -----------      -----------
  Denominator for diluted earnings per share--
    adjusted weighted-average shares ................       14,779,885       14,668,713
                                                           ===========      ===========
Basic earnings per share ............................      $      0.40      $      0.31
                                                           ===========      ===========
Diluted earnings per share ..........................      $      0.39      $      0.31
                                                           ===========      ===========


4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and December 31, 1997 are as follows:

                                                   March 31,     December 31,
                                                      1998           1997
                                                   ---------     ------------
Deferred tax assets:                                   ($ in thousands)
Employee benefits .............................      $  315         $  271
Inventories ...................................         371            377
Other .........................................         136            124
                                                     ------         ------
Total deferred tax assets .....................         822            772

Deferred tax liabilities:
Depreciation ..................................       2,717          2,356
Other .........................................          72             40
                                                     ------         ------
Total deferred tax liabilities ................       2,789          2,396
                                                     ------         ------
Net deferred liabilities ......................      $1,967         $1,624
                                                     ======         ======

5.    COMMITMENTS

     Construction in progress of $17.5 million at March 31, 1998 includes $13.6 million related to construction of the Company's new manufacturing facility in McIntyre Georgia. The new facility is scheduled to be fully operational in the fourth quarter of 1998 at a total estimated cost of $40 million.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998

Revenues. Revenues for the first quarter 1998 were $22.6 million, an increase of 27% over the first quarter 1997. The increase was due to an 18% increase in sales volume and an increase in the average selling price due to a price increase of approximately 5% which was effective in January 1998. Sales volumes increased for each of the Company's products, except for CARBOHSP(R), which decreased slightly. Domestic sales volume increased by 10%, while export sales volume increased by 33% - with significant increases in sales to Canada, Mexico and Australia.

While average natural gas prices declined by 25% from the first quarter 1997, natural gas drilling activity in the first quarter 1998 increased by 20% versus the same period a year earlier. The Company believes that the increased activity was due to the industry's continued focus on long-term demand for natural gas and the need to replace reserves.

Gross Profit. Gross profit for the quarter was $11.5 million or 51% of sales as compared to $9 million or 50% of sales for the first quarter 1997. The increase in gross profit margins was due to the price increase that went into effect in January 1998 and a reduction in manufacturing costs at the Company's New Iberia manufacturing facility. The cost reduction was due to increased operating efficiency brought about by a reduction in maintenance downtime. These two factors were partially offset by increased freight and packaging costs - a direct result of the increase in export sales volume.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $2.5 million for the first quarter 1998 and $2 million for the corresponding period in 1997. Expenses as a percentage of sales declined from 11.3% in the first quarter 1997 to 11.1% for the same period in 1998. The largest increases were in those expenses that vary with sales volume or profitability including warehouse and shipping expenses, commissions expense and incentive compensation. Increases in these expenses from year to year were offset by an even larger percentage increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $11 million as of March 31, 1998, an increase of $2.1 million from December 31, 1997. The increase in cash and cash equivalents was due to cash generated from operations of $6.5 million and $3 million from maturities of U.S. government securities, net of capital spending of $6.3 million and cash dividends of $1.1 million. As of March 31, 1998, the Company held $10.9 million in investments expected to be held to maturity.

Capital spending of $6.3 million during the first quarter 1998 included $5.8 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. The Company plans to spend an additional $26 million for the completion of the new facility, with funding expected to be provided by existing cash balances and cash generated from operations. The Company believes that its existing credit agreement is sufficient to fund a portion of its capital spending program if necessary.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                None

ITEM 2.  CHANGES IN SECURITIES

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended March 31, 1998.

b.       Exhibits

         27.1 Financial Data Schedule for the interim year to date period ended March 31, 1998

         27.2 Financial Data Schedule, as restated, for the year ended December 31, 1996 and the interim year to date periods ended March 31, 1996, June 30, 1996 and September 30, 1996.

         27.3 Financial Data Schedule, as restated, for the interim year to date periods ended March 31, 1997, June 30, 1997 and September 30, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARBO CERAMICS INC.

                                          /s/ JESSE P. ORSINI
                                          ------------------------------------
                                          Jesse P. Orsini
                                          President
                                          & Chief Executive Officer

                                          /s/ PAUL G. VITEK
                                          ------------------------------------
                                          Paul G. Vitek
                                          Vice President, Finance


Date:  May 8, 1998

                               INDEX TO EXHIBITS


EXHIBITS       DESCRIPTION
--------       -----------

27.1 Financial Data Schedule for the interim year to date period ended March 31, 1998

27.2 Financial Data Schedule, as restated, for the year ended December 31, 1996 and the interim year to date periods ended March 31, 1996, June 30, 1996 and September 30, 1996.

27.3 Financial Data Schedule, as restated, for the interim year to date periods ended March 31, 1997, June 30, 1997 and September 30, 1997.