Form 10-Q
period 1998-06-30
CARBO CERAMICS INC
filed 1998-08-07
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM        TO


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

     As of August 3, 1998, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                CARBO CERAMICS INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                             PAGE
          Item 1.   Financial Statements

                    Consolidated Balance Sheets -                                             3
                    June 30, 1998 (Unaudited) and December 31, 1997

                    Consolidated Statements of Income                                         4
                    (Unaudited) - Three and six months ended June 30, 1998 and 1997

                    Consolidated Statements of Cash Flows                                     5
                    (Unaudited) - Six months ended June 30, 1998 and 1997

                    Notes to Consolidated Financial Statements                              6-7
                    (Unaudited) - June 30, 1998

          Item 2.   Management's Discussion and Analysis of Financial                       8-9
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.   Legal proceedings                                                        10

          Item 2.   Changes in securities                                                    10

          Item 3.   Defaults upon senior securities                                          10

          Item 4.   Submission of matters to a vote of security-holders                      10

          Item 5.   Other information                                                        10

          Item 6.   Exhibits and reports on Form 8-K                                         11


Signatures                                                                                   12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 CARBO CERAMICS INC.
                             CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,
                                                             1998         DECEMBER 31,
                                                          (UNAUDITED)         1997
                                                          ------------    ------------
                                                                ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                            $     14,677    $      8,899
     Investment securities                                       1,950          13,905
     Trade accounts receivable                                  17,361          14,243
     Inventories:
        Finished goods                                           3,669           4,347
        Raw materials and supplies                               3,833           4,034
                                                          ------------    ------------
        Total inventories                                        7,502           8,381
     Prepaid expenses and other current assets                   1,260             661
     Deferred income taxes                                         872             772
                                                          ------------    ------------
        Total current assets                                    43,622          46,861
Property, plant and equipment:
     Land and land improvements                                    270             214
     Buildings                                                   4,613           4,536
     Machinery and equipment                                    29,292          27,773
     Construction in progress                                   25,929          11,382
                                                          ------------    ------------
        Total                                                   60,104          43,905
     Less accumulated depreciation                              10,797           9,812
                                                          ------------    ------------
        Net property, plant and equipment                       49,307          34,093
                                                          ------------    ------------

        Total assets                                      $     92,929    $     80,954
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $      2,131    $      2,131
     Accrued payroll and benefits                                1,931           2,448
     Accrued freight                                             2,192             851
     Accrued utilities                                             421             422
     Accrued income taxes                                        1,338           1,018
     Other accrued expenses                                      1,037             746
                                                          ------------    ------------
        Total current liabilities                                9,050           7,616
Deferred income taxes                                            3,153           2,396
Shareholders' equity:
     Preferred Stock, par value $0.01 per share,
        5,000 shares authorized:
        none outstanding                                             -               -
     Common Stock, par value $0.01 per share,
        40,000,000 shares authorized:
        14,602,000 shares issued and
        outstanding                                                146             146
     Additional paid-in capital                                 42,919          42,919
     Retained earnings                                          37,661          27,877
                                                          ------------    ------------
        Total shareholders' equity                              80,726          70,942
                                                          ------------    ------------

        Total liabilities and shareholders' equity        $     92,929    $     80,954
                                                          ============    ============

           The accompanying notes are an integral part of these statements.

                                               CARBO CERAMICS  INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     ($ in thousands, except per share data)
                                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 -----------------------------       -----------------------------
                                                    1998              1997              1998              1997
                                                 -----------       -----------       -----------       -----------
Revenues                                         $    23,764       $    20,893       $    46,381       $    38,733
Cost of goods sold                                    11,885            10,546            22,985            19,393
                                                 -----------       -----------       -----------       -----------

Gross profit                                          11,879            10,347            23,396            19,340
Selling, general and administrative expenses           2,349             2,080             4,857             4,101
                                                 -----------       -----------       -----------       -----------

Operating profit                                       9,530             8,267            18,539            15,239
Other income (expense):
     Interest income, net                                260               255               577               442
     Other, net                                          188                (2)              217                 9
                                                 -----------       -----------       -----------       -----------
                                                         448               253               794               451
                                                 -----------       -----------       -----------       -----------

Income before income taxes                             9,978             8,520            19,333            15,690
Income taxes                                           3,796             3,071             7,359             5,655
                                                 -----------       -----------       -----------       -----------

Net income                                       $     6,182       $     5,449       $    11,974       $    10,035
                                                 ===========       ===========       ===========       ===========

Earnings per share:
     Basic                                       $      0.42       $      0.37       $      0.82       $      0.69
                                                 ===========       ===========       ===========       ===========
     Diluted                                     $      0.42       $      0.37       $      0.81       $      0.68
                                                 ===========       ===========       ===========       ===========







               The accompanying notes are an integral part of these statements.

                                 CARBO CERAMICS  INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               1998            1997
                                                            ----------      ----------
                                                                 ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                  $   11,974      $   10,035
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                1,043             961
     Deferred income taxes                                         657              94
     Changes in operating assets and liabilities:
        Trade accounts receivable                               (3,118)         (1,639)
        Inventories                                                879          (1,339)
        Prepaid expenses and other current assets                 (599)           (604)
        Accounts payable                                             -              79
        Accrued payroll and benefits                              (517)           (290)
        Accrued freight                                          1,341             346
        Accrued utilities                                           (1)             74
        Accrued income taxes                                       320            (129)
        Other accrued expenses                                     291            (127)
                                                            ----------      ----------
Net cash provided by operating activities                       12,270           7,461

INVESTING ACTIVITIES
Maturities of investment securities                             11,955               -
Purchases of property, plant and equipment                     (16,257)         (2,414)
                                                            ----------      ----------
Net cash used in investing activities                           (4,302)         (2,414)

FINANCING ACTIVITIES
Dividends paid                                                  (2,190)         (2,190)
                                                            ----------      ----------
Net cash used in financing activities                           (2,190)         (2,190)
                                                            ----------      ----------

Net increase in cash and cash equivalents                        5,778           2,857
Cash and cash equivalents at beginning of period                 8,899          17,414
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $   14,677      $   20,271
                                                            ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                           $    6,382      $    5,690
                                                            ==========      ==========

           The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1998

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

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries, CARBO Ceramics Sales Corporation and CARBO Ceramics (UK) Limited. CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. CARBO Ceramics
(UK) Limited was formed on December 19, 1997 under the laws of Scotland. All significant intercompany transactions have been eliminated.

2.   DIVIDENDS PAID

     On April 14, 1998, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on April 30, 1998. The dividend was paid on May 15, 1998.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):

                                                                Three months ended                   Six months ended
                                                                      June 30,                            June 30,
                                                           -----------------------------       -----------------------------
                                                              1998              1997              1998              1997
                                                           -----------       -----------       -----------       -----------
Numerator for basic and diluted earnings per share:
   Net income ........................................     $     6,182       $     5,449       $    11,974       $    10,035
Denominator:
   Denominator for basic earnings per share--
     weighted-average shares .........................      14,602,000        14,602,000        14,602,000        14,602,000
   Effect of dilutive securities:
     Employee stock options ..........................         224,536            92,024           201,211            79,369
                                                           -----------       -----------       -----------       -----------

   Dilutive potential common shares ..................         224,536            92,024           201,211            79,369
                                                           -----------       -----------       -----------       -----------
   Denominator for diluted earnings per share--
     adjusted weighted-average shares ................      14,826,536        14,694,024        14,803,211        14,681,369
                                                           ===========       ===========       ===========       ===========
Basic earnings per share .............................     $      0.42       $      0.37       $      0.82       $      0.69
                                                           ===========       ===========       ===========       ===========
Diluted earnings per share ...........................     $      0.42       $      0.37       $      0.81       $      0.68
                                                           ===========       ===========       ===========       ===========

4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and December 31, 1997 are as follows:

                                                     June 30,       December 31,
                                                       1998             1997
                                                   ------------     ------------
Deferred tax assets:                                     ($ in thousands)
Employee benefits ............................     $        358     $        271
Inventories ..................................              366              377
Other ........................................              148              124
                                                   ------------     ------------
Total deferred tax assets ....................              872              772

Deferred tax liabilities:
Depreciation .................................            3,078            2,356
Other ........................................               75               40
                                                   ------------     ------------
Total deferred tax liabilities ...............            3,153            2,396
                                                   ------------     ------------
Net deferred liabilities .....................     $      2,281     $      1,624
                                                   ============     ============

5. COMMITMENTS

     Construction in progress of $25.9 million at June 30, 1998 includes $23.1 million related to construction of the Company's new manufacturing facility in McIntyre, Georgia. The new facility is scheduled to be fully operational in the fourth quarter of 1998 at a total estimated cost of $41 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998

Revenues. Revenues for the second quarter 1998 were $23.8 million, an increase of 14 percent over the second quarter 1997. The increase was due to a five percent increase in sales volume, a slight switch in product mix favoring the higher-priced, high strength products, and an increase in the average selling price due to a price increase which was effective in January 1998. Domestic sales volume was essentially unchanged from the previous year, while export sales volume increased by 18 percent - with significant increases in Canada and Mexico. The strength in natural gas drilling in North America continues to be the driving force behind the increased sales of the Company.

Natural gas prices increased approximately six percent from the second quarter 1997. Natural gas drilling activity continued its increase over prior year levels - with the second quarter 1998 about seven percent ahead of the comparable period of 1997.

Gross Profit. Gross profit for the quarter was $11.9 million or 50 percent of revenues as compared to $10.3 million or 50 percent of revenues for the second quarter 1997. The effect of a price increase in January 1998 combined with a reduction in manufacturing costs at the Company's New Iberia manufacturing facility was offset by increased freight and packaging costs during the second quarter 1998. The decrease in manufacturing costs was the result of a five percent increase in throughput at New Iberia and lower maintenance costs. The increase in freight and packaging is a direct result of the increase in export sales volume and increased transportation costs due to Union Pacific railroad traffic congestion related to movement of finished goods from the Eufaula manufacturing facility to remote storage in San Antonio, Texas. The additional costs related to railroad congestion are expected to continue throughout 1998.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $2.3 million for the second quarter 1998 and $2.1 million for the comparable period in 1997. Expenses as a percentage of revenues were 10 percent for both periods. Increases in actual expenses were primarily those associated with increased sales volume - warehouse and shipping expenses, commission expenses, and marketing expenses.

Six Months Ended June 30, 1998

Revenues. Revenues for the six months ended June 30, 1998 were $46.4 million, an increase of 20 percent over the same period in 1997. The increase was due to an 11 percent increase in sales volume, a shift in product mix towards more of the higher-priced, high strength products, and the price increase effective January 1998. Sales volume increased eight percent for the Company's lightweight products and 19 percent for high strength products. Domestic sales volume increased by four percent and export volume by 25 percent over the comparable period in 1997.

Gross Profit. Gross profit for the six months ended June 30, 1998 was $23.4 million or 50 percent of revenues compared to $19.3 million or 50 percent of revenues for the same period in 1997. The effect of the January 1998 price increase combined with lower manufacturing costs at the New Iberia facility were offset by higher freight and packaging costs on export sales and increased transportation costs due to Union Pacific railroad traffic congestion.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $4.9 million for the first six months of 1998 compared to $4.1 million for the same period in 1997. Expenses as a percentage of revenues were approximately 10.5 percent for both periods. Increases in actual expenses were those related to increased sales volume - warehouse and shipping expenses, commission expenses, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $14.7 million as of June 30, 1998, an increase of $5.8 million from December 31, 1997. The increase in cash and cash equivalents was due to cash generated from operations of $12.3 million and $12 million from maturities of U.S. government securities, net of capital spending of $16.3 million and cash dividends of $2.2 million. As of June 30, 1998, the Company held $2 million in investments expected to be held to maturity.

Capital spending of $16.3 million during the first six months of 1998 included $15.2 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. The Company plans to spend an additional $18 million for the completion of the new facility, with funding expected to be provided by existing cash balances and cash generated from operations. The Company believes that its existing credit agreement is sufficient to fund a portion of its capital spending program if necessary.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

		None

ITEM 2.  CHANGES IN SECURITIES

		None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

		None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 14, 1998.

b.   The following matters were submitted to a vote at the meeting:

     (1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

                  Nominee                         For                   Withheld
                  -------                         ---                   --------
         Dr. Claude E. Cooke, Jr.              12,898,929                11,100
         William A. Griffin, Jr.               12,899,029                11,000
         William C. Morris                     12,899,029                11,000
         John J. Murphy                        12,898,929                11,100
         Jesse P. Orsini                       12,899,029                11,000
         Robert S. Rubin                       12,898,729                11,300

     (2) a recommendation of the Board of Directors that the shareholders appoint the firm of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 1998. The vote on this matter was as follows:

            For               Against               Abstentions
            ---               -------               -----------
         12,899,029             700                   11,000

ITEM 5.  OTHER INFORMATION

		None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended June 30, 1998.

b.       Exhibits
         27.1 Financial Data Schedule for the interim year to date period ended June 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARBO CERAMICS INC.
                                       By: /s/Jesse P. Orsini
                                       ----------------------------------------
                                       Jesse P. Orsini
                                       President
                                       & Chief Executive Officer
                                       By: /s/Paul G. Vitek
                                       ----------------------------------------
                                       Paul G. Vitek
                                       Vice President, Finance


Date:  August 7, 1998