Form 10-Q
period 1998-09-30
CARBO CERAMICS INC
filed 1998-11-13
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As of November 12, 1998, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                CARBO CERAMICS INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                             PAGE
          Item 1.   Financial Statements

                    Consolidated Balance Sheets -                                             3
                    September 30, 1998 (Unaudited) and December 31, 1997

                    Consolidated Statements of Income                                         4
                    (Unaudited) - Three and nine months ended September 30, 1998 and 1997

                    Consolidated Statements of Cash Flows                                     5
                    (Unaudited) - Nine months ended September 30, 1998 and 1997

                    Notes to Consolidated Financial Statements                              6-7
                    (Unaudited) - September 30, 1998

          Item 2.   Management's Discussion and Analysis of Financial                      8-10
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.   Legal proceedings                                                        11

          Item 2.   Changes in securities                                                    11

          Item 3.   Defaults upon senior securities                                          11

          Item 4.   Submission of matters to a vote of security-holders                      11

          Item 5.   Other information                                                        11

          Item 6.   Exhibits and reports on Form 8-K                                         11


Signatures                                                                                   12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 CARBO CERAMICS INC.
                             CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,
                                                             1998         DECEMBER 31,
                                                          (UNAUDITED)         1997
                                                          ------------    ------------
                                                                ($ in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                            $      8,553    $      8,899
     Investment securities                                           -          13,905
     Trade accounts receivable                                  15,274          14,243
     Inventories:
        Finished goods                                           3,867           4,347
        Raw materials and supplies                               4,701           4,034
                                                          ------------    ------------
        Total inventories                                        8,568           8,381
     Prepaid expenses and other current assets                     929             661
     Deferred income taxes                                         922             772
                                                          ------------    ------------
        Total current assets                                    34,246          46,861
Property, plant and equipment:
     Land and land improvements                                    459             214
     Buildings                                                   4,613           4,536
     Machinery and equipment                                    30,707          27,773
     Construction in progress                                   38,331          11,382
                                                          ------------    ------------
        Total                                                   74,110          43,905
     Less accumulated depreciation                              11,341           9,812
                                                          ------------    ------------
        Net property, plant and equipment                       62,769          34,093
                                                          ------------    ------------

        Total assets                                      $     97,015    $     80,954
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $      2,761    $      2,131
     Accrued payroll and benefits                                2,425           2,448
     Accrued freight                                             1,009             851
     Accrued utilities                                             462             422
     Accrued income taxes                                          916           1,018
     Other accrued expenses                                        927             746
                                                          ------------    ------------
        Total current liabilities                                8,500           7,616
Deferred income taxes                                            3,518           2,396
Shareholders' equity:
     Preferred Stock, par value $0.01 per share,
        5,000 shares authorized:
        none outstanding                                             -               -
     Common Stock, par value $0.01 per share,
        40,000,000 shares authorized:
        14,602,000 shares issued and
        outstanding                                                146             146
     Additional paid-in capital                                 42,919          42,919
     Retained earnings                                          41,932          27,877
                                                          ------------    ------------
        Total shareholders' equity                              84,997          70,942
                                                          ------------    ------------

        Total liabilities and shareholders' equity        $     97,015    $     80,954
                                                          ============    ============

           The accompanying notes are an integral part of these statements.

                                               CARBO CERAMICS  INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     ($ in thousands, except per share data)
                                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -----------------------------       -----------------------------
                                                    1998              1997              1998              1997
                                                 -----------       -----------       -----------       -----------
Revenues                                         $    22,013       $    23,062       $    68,394       $    61,795
Cost of goods sold                                    10,775            11,593            33,760            30,986
                                                 -----------       -----------       -----------       -----------

Gross profit                                          11,238            11,469            34,634            30,809
Selling, general and administrative expenses           2,706             2,255             7,563             6,356
                                                 -----------       -----------       -----------       -----------

Operating profit                                       8,532             9,214            27,071            24,453
Other income (expense):
     Interest income, net                                164               230               741               672
     Other, net                                          (37)               22               180                31
                                                 -----------       -----------       -----------       -----------
                                                         127               252               921               703
                                                 -----------       -----------       -----------       -----------

Income before income taxes                             8,659             9,466            27,992            25,156
Income taxes                                           3,293             3,527            10,652             9,182
                                                 -----------       -----------       -----------       -----------

Net income                                       $     5,366       $     5,939       $    17,340       $    15,974
                                                 ===========       ===========       ===========       ===========

Earnings per share:
     Basic                                       $      0.37       $      0.41       $      1.19       $      1.09
                                                 ===========       ===========       ===========       ===========
     Diluted                                     $      0.36       $      0.40       $      1.17       $      1.09
                                                 ===========       ===========       ===========       ===========







               The accompanying notes are an integral part of these statements.

                                 CARBO CERAMICS  INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                               1998            1997
                                                            ----------      ----------
                                                                 ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                  $   17,340      $   15,974
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                1,587           1,447
     Deferred income taxes                                         972             276
     Changes in operating assets and liabilities:
        Trade accounts receivable                               (1,031)         (2,753)
        Inventories                                               (187)           (748)
        Prepaid expenses and other current assets                 (268)           (633)
        Accounts payable                                           630           1,131
        Accrued payroll and benefits                               (23)             32
        Accrued freight                                            158             651
        Accrued utilities                                           40             114
        Accrued income taxes                                      (102)            149
        Other accrued expenses                                     181             208
                                                            ----------      ----------
Net cash provided by operating activities                       19,297          15,848

INVESTING ACTIVITIES
Maturities of investment securities                             13,905               -
Purchases of property, plant and equipment                     (30,263)         (4,966)
                                                            ----------      ----------
Net cash used in investing activities                          (16,358)         (4,966)

FINANCING ACTIVITIES
Dividends paid                                                  (3,285)         (3,285)
                                                            ----------      ----------
Net cash used in financing activities                           (3,285)         (3,285)
                                                            ----------      ----------

Net increase (decrease) in cash and cash equivalents              (346)          7,597
Cash and cash equivalents at beginning of period                 8,899          17,414
                                                            ----------      ----------
Cash and cash equivalents at end of period                  $    8,553      $   25,011
                                                            ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                           $    9,782      $    8,758
                                                            ==========      ==========

           The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1998

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

2.   DIVIDENDS PAID

     On July 14, 1998, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on July 31, 1998. The dividend was paid on August 17, 1998.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):

                                                                Three months ended                   Nine months ended
                                                                   September 30,                       September 30,
                                                           -----------------------------       -----------------------------
                                                              1998              1997              1998              1997
                                                           -----------       -----------       -----------       -----------
Numerator for basic and diluted earnings per share:
   Net income ........................................     $     5,366       $     5,939       $    17,340       $    15,974
Denominator:
   Denominator for basic earnings per share--
     weighted-average shares .........................      14,602,000        14,602,000        14,602,000        14,602,000
   Effect of dilutive securities:
     Employee stock options ..........................         156,818           179,058           186,413           112,598
                                                           -----------       -----------       -----------       -----------

   Dilutive potential common shares ..................         156,818           179,058           186,413           112,598
                                                           -----------       -----------       -----------       -----------
   Denominator for diluted earnings per share--
     adjusted weighted-average shares ................      14,758,818        14,781,058        14,788,413        14,714,598
                                                           ===========       ===========       ===========       ===========
Basic earnings per share .............................     $      0.37       $      0.41       $      1.19       $      1.09
                                                           ===========       ===========       ===========       ===========
Diluted earnings per share ...........................     $      0.36       $      0.40       $      1.17       $      1.09
                                                           ===========       ===========       ===========       ===========

4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and December 31, 1997 are as follows:

                                                   September 30,    December 31,
                                                       1998             1997
                                                   ------------     ------------
Deferred tax assets:                                     ($ in thousands)
Employee benefits ............................     $        401     $        271
Inventories ..................................              362              377
Other ........................................              159              124
                                                   ------------     ------------
Total deferred tax assets ....................              922              772

Deferred tax liabilities:
Depreciation .................................            3,439            2,356
Other ........................................               79               40
                                                   ------------     ------------
Total deferred tax liabilities ...............            3,518            2,396
                                                   ------------     ------------
Net deferred liabilities .....................     $      2,596     $      1,624
                                                   ============     ============

5. COMMITMENTS

     Construction in progress of $38.3 million at September 30, 1998 includes $37 million related to construction of the Company's new manufacturing facility in McIntyre, Georgia. The new facility is scheduled to be fully operational in the first quarter of 1999 at a total estimated cost of $49 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998

Revenues. Revenues for the third quarter 1998 were $22 million, a decrease of five percent from the third quarter 1997. The decrease was due to a three percent decrease in sales volume and a switch in product mix toward the lower-priced, lightweight products. The effect of the decrease in volume was partially offset by an increase in the average selling price due to a price increase that was effective in January 1998. Domestic sales volume was down by six percent from the previous year, while export sales volume increased by four percent - with continued strength in the Canadian and Mexican markets.

The Company's financial results were impacted by decreased drilling activity for natural gas and oil. As of September 30, 1998, spot oil prices were down 30 percent from the previous year and the international rig count was 22 percent lower than a year earlier. In North America, natural gas prices decreased approximately 17 percent from the third quarter and the number of rigs drilling for natural gas declined by six percent from the comparable period a year earlier.

Gross Profit. Gross profit for the quarter was $11.2 million or 51 percent of revenues as compared to $11.5 million or 50 percent of revenues for the third quarter 1997. The improvement in gross profit margins was the result of a price increase in January 1998, combined with a reduction in manufacturing costs at the Company's Eufaula, Alabama manufacturing facility (Eufaula). The reduction in manufacturing costs was the result of a seven percent increase in throughput. There was 100 percent utilization of the facility during the third quarter 1998, in contrast to the third quarter 1997 when Eufaula experienced 23 days of downtime for mechanical repairs. Also during the third quarter 1998, the Company experienced some easing of the higher transportation costs related to Union Pacific railroad traffic congestion for movement of finished goods from Eufaula to remote storage in San Antonio, Texas.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $2.7 million for the third quarter 1998 (12 percent of revenues) and $2.3 million for the comparable period in 1997 (10 percent of revenues). The increase in expenses was primarily attributable to expenses incurred in connection with the start-up of our McIntyre production facility and increased legal fees.

Nine Months Ended September 30, 1998

Revenues. Revenues for the nine months ended September 30, 1998 were $68.4 million, an increase of 11 percent over the same period in 1997. The increase was due to a six percent increase in sales volume, a shift in product mix towards more of the higher-priced, high strength products during the first half of the year, and the price increase effective January 1998. Sales volume increased five percent for the Company's lightweight products and eight percent for high strength products. Domestic sales volume remained essentially flat, while export volume increased by 17 percent over the comparable period in 1997.

Gross Profit. Gross profit for the nine months ended September 30, 1998 was $34.6 million or 51 percent of revenues compared to $30.8 million or 50 percent of revenues for the same period in 1997. The effect of the January 1998 price increase combined with lower manufacturing costs at the New Iberia facility were offset somewhat by higher freight and packaging costs on export sales and increased transportation costs due to Union Pacific railroad traffic congestion.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $7.6 million for the nine months ended September 30, 1998 (11 percent of revenues) and $6.4 million for the same period in 1997 (10 percent of revenues). Expenses increased primarily as a result of start-up expenses for the McIntyre production facility and an increase in marketing activity in anticipation of the increased capacity that will be available for sale following completion of the new plant. Legal fees also increased by $317,000 versus the previous year due to costs associated with international expansion and the mediation of a legal dispute with our primary competitor.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.6 million as of September 30, 1998, a decrease of $0.3 million from December 31, 1997. $30.2 million of capital spending and cash dividends of $3.3 million offset cash generated from operations of $19.3 million and $13.9 million from maturities of U.S. government securities.

Capital spending of $30.2 million during the first nine months of 1998 included $29.1 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. The Company plans to spend an additional $12 million for the completion of the new facility, with funding expected to be provided by existing cash balances and cash generated from operations. The Company believes that its existing credit agreement is sufficient to fund a portion of its capital spending program if necessary.

THE YEAR 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in normal business activities.

Based on recent assessments, the Company determined that it will be required to replace some of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that some of the Company's significant information technology systems could be affected, however, the general ledger, billing, and inventory systems have already been replaced by a Year 2000 compliant system. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include automated process control equipment used in various aspects of the manufacturing process.

Based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell are inert and do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company is gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase. For its information technology exposures, to date the Company is 78 percent complete on the remediation phase and expects to complete software replacement during the first quarter of 1999. Once software is replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 72 percent of its testing and has implemented 70 percent of its remediated systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999, with 100 percent completion targeted for September 30, 1999.

The remediation of operating equipment is significantly less difficult than the remediation of information technology systems because there are minimal automated systems in the manufacturing process. The Company is 20 percent complete in the remediation phase of its operating equipment and expects to complete its testing and implementation efforts by March 31, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000. Currently, the Company has no direct interfaces with third parties. The Company is in the process of surveying its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.
The effect of non-compliance by external agents is not determinable.

Costs. The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for the Year 2000 modifications. The total cost of the Year 2000 project is estimated at $106,000 and is being funded through operating cash flows. Costs to replace the general ledger, billing, and inventory systems were excluded from the estimate because the decision to replace those systems was not accelerated by the Year 2000. To date, the Company has incurred approximately $15,000, which was entirely capitalized for new systems. The remaining project costs are attributable to the purchase of new software and operating equipment that will be capitalized.

Risks. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be unable to manufacture some products. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans. The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

		None

ITEM 2.  CHANGES IN SECURITIES

		None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

		None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

		None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended September 30, 1998.

b.       Exhibits
         27.1 Financial Data Schedule for the interim year to date period ended September 30, 1998.

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
                                        Vice President, Finance


Date:  November 13, 1998

EXHIBIT                                      METHOD OF FILING
-------                                -----------------------------
 27.1     Financial Data Schedule..... Filed herewith electronically