Form 10-K405
period 1998-12-31
CARBO CERAMICS INC
filed 1999-03-12
CIK 1009672

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO. 0-28178
                             --------------------
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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 1999, as reported on the Nasdaq National Market, was approximately
$59,053,450. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 1999, Registrant had outstanding 14,602,000 shares of Common
Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 13, 1999 are incorporated by reference in Part III.

===============================================================================

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

     The Company estimates that it supplies 60% of the ceramic proppants and 5% of all proppants used worldwide. During the year ended December 31, 1998, the Company generated approximately 65% of its revenues in the U.S. and 35% in international markets.

PRODUCTS

     The Company manufactures four distinct ceramic proppants. CARBOHSP-TM- and CARBOPROP-Registered Trademark- are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP-TM-, which was introduced in 1979, is the original ceramic proppant, formerly marketed as "Sintered Bauxite". CARBOHSP-TM- offers the highest level of strength and conductivity for use primarily in deep gas wells. CARBOPROP-Registered Trademark-, which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP-TM- and was developed for use in deep gas wells that do not require the strength of CARBOHSP-TM-.

     The CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark- products are lightweight, intermediate strength proppants designed for use in gas wells of moderate depth and shallower oil wells. The products are manufactured and sold to compete directly with sand-based proppants. CARBOLITE-Registered Trademark-, introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppants may not be essential, but where higher production rates can be achieved due to the products' roundness and uniform grain size.

     CARBOECONOPROP-Registered Trademark-, introduced in 1992 to compete directly with sand-based proppants, is the Company's lowest priced and fastest growing product. The introduction of CARBOECONOPROP-Registered Trademark- has resulted in ceramics being used in many new markets by end users that had not previously used ceramic proppants. The Company believes that many of the users of CARBOECONOPROP-Registered Trademark- had previously used sand or resin-coated sand. The Company further believes that its ability to continue to penetrate the market for sand-based proppants in 1997 and 1998 was limited by its production capacity for lightweight ceramic proppants.

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Dowell and Halliburton Company, the three largest participants in the
worldwide petroleum pressure pumping industry.   These companies collectively
accounted for approximately 88% of the Company's 1998 revenues and approximately 84% of the Company's 1997 revenues. The Company's other customers include primarily foreign pumping service companies that compete in the worldwide fracturing business. The end users of the Company's products, however, are the operators of natural gas and oil wells that engage pumping service companies to hydraulically fracture wells to improve the recovery of natural gas or oil wells, thereby enhancing the rate of return on the investment made in such wells. The Company works with the pressure pumping service companies to present the advantages of using ceramic proppants to the operators of natural gas and oil wells. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product and delivery performance.

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

     The Company's Vice President of Marketing and Technology coordinates worldwide sales and marketing activities. The Company's export marketing efforts were conducted in 1998 through its sales office in Aberdeen, Scotland and through two commissioned sales agents located in South America and Australia.

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 35%, 37% and 31% of the Company's sales for 1998, 1997 and 1996, respectively.

     The distribution of the Company's export and domestic revenues is shown below, based upon the region in which the customer used the proppants:

                            1998      1997      1996
                           -----     -----     -----
                                 (IN MILLIONS)
LOCATION
  United States..........  $54.3     $53.3     $45.3
  International..........   29.8      31.8      19.9
                           -----     -----     -----
          Total..........  $84.1     $85.1     $65.2
                           =====     =====     =====


COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton-Alcoa Proppants ("Norton-Alcoa"). Norton-Alcoa is a joint venture of Compagnie de Saint-Gobain, a French glass and materials company, and Aluminum Company of America. Norton-Alcoa manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineraco Curimbaba ("Curimbaba"), based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP-TM-, which is marketed in the United States under the name "Sinterball". The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton-Alcoa. The Company believes that it supplies approximately 60% of the ceramic proppants and approximately 5% of all proppants used by the oilfield services companies that perform fracturing services worldwide.

     Competition for CARBOHSP-TM- and CARBOPROP-Registered Trademark- includes ceramic proppants manufactured by Norton-Alcoa and Curimbaba. The Company's CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-products compete with ceramic proppants produced by Norton-Alcoa and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmount Minerals.

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

     Prior to 1997, the Company had generally maintained sufficient inventory to satisfy demand for its products. However, beginning in 1997 and continuing through the first half of 1998, it became obvious to the management of the Company that previous capacity additions were insufficient to satisfy demand in an improving market. The Company has addressed this issue through the construction of a new manufacturing facility in McIntyre, Georgia, which is scheduled for completion in the second quarter of 1999.

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

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, and Eufaula, Alabama, and at six remote stocking facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; and Rotterdam, The Netherlands. The remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs and Edmonton and subcontracts the operation of the facilities and transportation to a local trucking company. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the site in the Netherlands is supplied by container ship. In total, the Company leases 99 rail cars for use in the distribution of its products. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

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

     The Company's New Iberia facility currently uses bauxite imported from Australia and bauxitic clay mined in Arkansas. The Company has decreased its dependence on imported bauxite and bauxitic clay as it has entered into a contract for the processing and supply of Arkansas bauxite and bauxitic clay for use at the New Iberia facility. The Company believes that this agreement, which stipulates a fixed price, subject to annual upward adjustments in accordance with a producer price index, will provide a sufficient supply of bauxite and bauxitic clay to meet the majority of the requirements of the New Iberia facility through the year

2000. The Company is actively searching for additional deposits of bauxite and bauxitic clay to supply the New Iberia plant beyond 2000.

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

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500 DEG. F to 3,000 DEG. F in a rotary kiln.

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

     The Company's plant in Eufaula, Alabama, uses a wet process (the "Wet Process"), which starts with moist, uncalcined kaolin from local mines. The kaolin is dispersed with chemicals in a water slurry. With an atomizer, the slurry is sprayed like a mist into a dryer that causes the slurry to harden into green pellets. Finally, these green pellets are sintered in rotary kilns. The Company believes that the Wet Process is unique to its plant in Eufaula, Alabama.

     The Company's plant in McIntrye, Georgia will use the Dry Process. However, the Company expects to maintain lower production costs at this facility by purchasing locally mined ore and performing the calcining process itself.

PATENT PROTECTION

     The Company's ceramic proppants are made by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

     The Company owns outright six issued U.S. patents and seven issued foreign patents; three of these U.S. patents and four of these foreign patents relate to the CARBOPROP-Registered Trademark- product produced by the Dry Process.

     The Company jointly owns with A/S NIRO Atomizer ("NIRO"), the Danish designer and manufacturer of the spray atomizer device used in the Wet Process, three issued U.S. patents and 17 issued foreign patents. The patents owned jointly with NIRO generally relate to the Wet Process, and the products produced thereby (CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-).

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

PRODUCTION CAPACITY

     The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppants. Prior to 1993, the Company's production capacity was substantially in excess of its sales requirements. Since that time, however, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In October 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company's CARBOLITE -Registered Trademark- and CARBOECONOPROP-Registered Trademark- products. In May 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP-TM- and CARBOPROP-Registered Trademark-. In February 1996, the Company commenced operations of its second 80 million-pound per year expansion of the Eufaula plant. Total annual capacity is currently 100 million pounds at the New Iberia facility and is 250 million pounds at the Eufaula facility.

     In July 1997, the Company began construction of a new manufacturing facility in McIntyre, Georgia. The plant is expected to cost $56 million, be completed in the second quarter of 1999 and have initial capacity of 200 million pounds per year. Initial cost estimates for the plant were $40 million. However, the size and complexity of the plant increased during the completion of engineering, causing completion costs to increase. The plant will be capable of producing all of the Company's product lines and has been designed to be expandable to a capacity of 400 million pounds per year.

     The following table sets forth the date of construction of and recent expansion of the Company's manufacturing facilities:

                               YEAR OF      ANNUAL
       LOCATION	               COMPLETION   CAPACITY     PRODUCTS
       --------               ----------   ---------     --------
                                           (MILLIONS
                                               OF
                                             POUNDS)
NEW IBERIA, LOUISIANA
  Unit 1....................     1979           20       CARBOHSP-TM- and CARBOPROP-Registered Trademark-
  Unit 2....................     1981           40       CARBOHSP-TM- and CARBOPROP-Registered Trademark-
  1995 Expansion............     1995           40       CARBOHSP-TM- and CARBOPROP-Registered Trademark-
                                               ---
     Total..................                   100
                                               ===

EUFAULA, ALABAMA
  Unit 3....................     1983           90       CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-
  1993 Expansion............     1993           80       CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-
  1996 Expansion............     1996           80       CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-
                                               ---
     Total..................                   250
                                               ===

MCINTYRE, GEORGIA (1)
  Units 1 and 2.............     1999          200       CARBOLITE-Registered Trademark-, CARBOECONOPROP-Registered Trademark-
                                                         CARBOHSP-TM- and CARBOPROP-Registered Trademark-

------------
(1) The McIntyre, Georgia plant is expected to be completed in the second quarter 1999, and is expected to have an initial installed capacity of 200 million pounds per year.

ORDER BACKLOG

     The Company generally supplies its customers with products on a just-in-time basis and operates without any material backlog.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

     The Company believes that its operations are in substantial compliance with applicable federal, state and local environmental and safety laws and regulations. The Company does not anticipate any significant expenditures in order to continue to comply with such laws and regulations.

EMPLOYEES

     At December 31, 1998, the Company had 161 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions.
These risks and uncertainties include but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


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

     The facility in McIntyre, Georgia includes real property, consisting of approximately 36 acres, plant and equipment that will be leased from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on January 1, 2009. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for an agreed upon price.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Jesse P. Orsini (age, 58): Mr. Orsini, President and Chief Executive Officer, has served as President, Chief Executive Officer and a Director of the Company since its organization in 1987.

     Terry P. Keefe (age, 50): Mr. Keefe has been Vice President of Manufacturing since July 1997. Prior to being elected Vice President of Manufacturing, Mr. Keefe was Plant Manager of the Company's Eufaula, Alabama plant since the organization of the Company in 1987.

     Dr. C. Mark Pearson (age, 42): Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Arco Petroleum Company from 1984 through December 1995.

     Paul G. Vitek (age, 40): Mr. Vitek has been the Vice President of Finance since February 1996 and has served as Treasurer and Secretary of the Company since 1988.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)  Market Information

     The Company's Common Stock began trading on the NASDAQ National Market under the symbol CRBO upon completion of the Company's initial public offering on April 23, 1996. Per share stock prices for the quarterly periods during 1998 and 1997 as reported by NASDAQ were as follows:

                                Low             High
                              -------          -------
1998
  First quarter.............  $26.625          $39
  Second quarter............   32.5             38
  Third quarter.............   16.25            36
  Fourth quarter............   16.688           29.25

1997
  First quarter.............  $18.375          $21.75
  Second quarter............   18.5             28.5
  Third quarter.............   26               33.5
  Fourth quarter............   32               38.5


(b)  Holders

     As of March 1, 1999, there were 14,602,000 shares of Common Stock outstanding held by 24 holders of record and approximately 560 beneficial holders.

(c)  Dividends

     The Company paid quarterly cash dividends of $0.075 per share on its Common Stock in 1998 and 1997. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

                                                        YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                              1998      1997      1996      1995      1994
                                            -------   -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues..................................  $84,095   $85,122   $65,151   $58,001   $53,310
Cost of goods sold........................   41,665    42,186    34,517    29,297    26,630
                                            -------   -------   -------   -------   -------
Gross profit..............................   42,430    42,936    30,634    28,704    26,680
Selling, general and administrative
  expenses (1)............................    9,977     8,915     8,126     7,148     6,194
                                            -------   -------   -------   -------   -------
Operating profit..........................   32,453    34,021    22,508    21,556    20,486
Other income, net.........................      974     1,004       175       157       291
                                            -------   -------   -------   -------   -------
Income before income taxes................   33,427    35,025    22,683    21,713    20,777
Income taxes..............................   12,719    12,936     5,883         -         -
                                            -------   -------   -------   -------   -------
Net income................................  $20,708   $22,089   $16,800   $21,713   $20,777
                                            =======   =======   =======   =======   =======
Earnings per share
  Basic...................................  $  1.42   $  1.51
                                            =======   =======
  Diluted.................................  $  1.40   $  1.50
                                            =======   =======

PRO FORMA DATA (UNAUDITED) (2):
Income before income taxes................                      $22,683
Pro forma income taxes....................                        8,393
                                                                -------
Pro forma net income......................                      $14,290
                                                                =======
Pro forma earnings per share (3)
  Basic...................................                      $  0.98
                                                                =======
  Diluted.................................                      $  0.97
                                                                =======

                                                              DECEMBER 31,
                                            -----------------------------------------------
                                              1998      1997      1996      1995      1994
                                            -------   -------   -------   -------   -------
                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Current assets............................  $23,783   $46,861   $38,158   $17,085   $18,301
Current liabilities excluding bank
  borrowings..............................    8,638     7,616     5,204     4,928     3,788
Bank borrowings-current...................        -         -         -     2,780         -
Property, plant and equipment, net........   75,644    34,093    22,247    22,004    10,854
Total assets..............................   99,427    80,954    60,405    39,089    29,154
Total shareholders' equity................   87,269    70,942    53,234    31,381    25,366
Cash dividends per share (4)..............  $  0.30   $  0.30   $  0.15

------------
(1) Selling, general and administrative expenses for the year ended December 31, 1996 include an incremental charge of $877,225 relating to the accelerated recognition of compensation expense for the vesting of restricted stock in connection with the Company's initial public offering.

(2) Pro forma data reflects the effects on historical income statement data for the year ended December 31, 1996 as if the Company had been treated as a C Corporation for the entire year for income tax purposes, with an estimated effective income tax rate of 37%. The Company terminated its S Corporation election on April 23, 1996 prior to its initial public offering.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.

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

     Ceramic proppants are premium products that are sold at higher prices than sand or resin-coated sand, the two primary alternative proppants. The principal advantage of ceramic proppants is that they are stronger than sand-based proppants. The higher strength of ceramic proppants results in higher production rates in deep wells where sand or resin-coated sand may crush under high closure stress. Consequently, the level of deep drilling activity (generally defined as wells deeper than 7,500 feet) influences the Company's business. Ceramic proppants are also more uniform in size and shape than sand-based proppants. This uniformity can result in higher production rates than sand-based proppants when used in wells that do not otherwise need ceramics for their higher strength.

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

     From 1986 through 1996, the ceramic proppant industry had productive capacity in excess of demand. The competitive pressure brought on by this excess capacity made it difficult for the Company to raise prices on its products. However, the Company continued to grow its revenues through the introduction of new ceramic proppants aimed at increasing the use of ceramic proppants in the fracturing of medium depth wells, which had previously been fractured with sand-based proppants. CARBOLITE-Registered Trademark- was introduced in 1986 and is the Company's most popular product in the oil-dominated export market. CARBOECONOPROP-Registered Trademark-, which was introduced in 1992, has been widely accepted in the industry and has been the Company's fastest growing product line over the past five years. The Company expects that CARBOECONOPROP-Registered Trademark- will continue to be the fastest growing product line in the foreseeable future and, as a result, gross profit margins will decline slightly.

     In the latter half of 1996, the industry began to operate near full capacity and product availability on certain product lines was limited. In 1997, demand for ceramic proppants continued to increase and availability of all products was limited. In light of this fact, the Company raised prices on its products by an average of 5%, effective in the first quarter 1997. This price increase was the first across-the-board price increase that the Company had implemented since 1991. With sustained strong drilling activity, the increasing demand for ceramic proppants continued through the first half of 1998, with the Company realizing record results for the first three quarters of the year. The Company again raised prices on its products by an average of 5%, effective in the first quarter of 1998. However, in the second half of 1998, a rapid decline in oil prices resulted in a significant reduction in the number of oil and gas wells drilled and completed. The Company felt the effects of this decline in the fourth quarter of 1998 as revenues decreased by 29 percent versus the previous quarter and 33 percent from the fourth quarter of 1997.

     Future growth in the Company's revenues and net income are dependent on the future demand for natural gas and oil worldwide and in the Company's ability to continue to penetrate the market for sand-based proppants. Management believes that the worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy. With this in mind, the Company initiated construction of a new manufacturing facility in McIntyre, Georgia in July 1997. The plant will cost approximately $56 million to construct and is expected to be completed in the second quarter of 1999. Initial capacity of the plant is expected to be 200 million pounds per year, an increase of approximately 60% over current manufacturing capacity.

NET INCOME

                                                      Percent             Percent
                                              1998    Change      1997    Change    1996 (pro forma)
                                            -------   -------   -------   -------   ----------------
                                                                ($ IN THOUSANDS)
Net Income................................  $20,708     (6%)    $22,089     55%     $14,290

     Although the Company reported record net income through the first nine months of 1998, a dramatic reduction in oil prices and related drilling activity resulted in a significant decline in the Company's sales volume in the fourth quarter of 1998. As a result, net income for 1998 declined by 6 percent from 1997.

     Net income for 1997 increased by 55 percent versus pro forma net income for 1996. The significant improvement versus 1996 was largely attributable to high oil prices and increasing demand for natural gas in the North American market.

     Individual components of net income are discussed below.

REVENUES

                                                      Percent             Percent
                                              1998    Change      1997    Change      1996
                                            -------   -------   -------   -------   -------
                                                                ($ IN THOUSANDS)
Revenues..................................  $84,095     (1%)    $85,122     31%     $65,151

     CARBO Ceramics Inc's 1998 revenues of $84.1 million were 1% lower than revenues in 1997. Sales volume decreased 3% from 1997, but the effect of this was offset by an increase in the average selling price that was the result of a price increase of approximately 5% which became effective in January 1998. Domestic sales volumes increased 1% from 1997, while export volumes decreased 10%. The most substantial volume decline occurred in Russia where the Company experienced a 76% decrease from 1997 to 1998. Despite the overall slow down in drilling activity in 1998, the volume of CARBOECONOPROP-Registered Trademark-products sold increased by 20% over 1997. The largest part of this increase was represented by sales into Mexico.

     Revenues were 85.1 million for the year ended December 31, 1997, an increase of 31% over 1996 revenues of $65.2 million. While sales volume increased 24% from 1996, revenues grew at a faster pace due to an increase in the average selling price that was the result of a price increase of approximately 5% which became effective in January 1997. Domestic volumes increased 13% from 1996 as strong demand for natural gas resulted in a 30% increase in drilling activity. Export volumes increased 51% as the Company's products become more widely accepted in the international oil markets. The fastest growing product during 1997 was CARBOLITE-Registered Trademark-, which increased 47% from 1996. The largest part of this increase was in export sales, to Russia, Australia and the North Sea.

GROSS PROFIT

                                                      Percent             Percent
                                              1998    Change      1997    Change      1996
                                            -------   -------   -------   -------   -------
                                                                ($ IN THOUSANDS)
Gross Profit..............................  $42,430     (1)%    $42,936     40%     $30,634
Gross Profit %............................      50%                 50%                 47%

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

     Gross profit for 1998 decreased by $506,000 from 1997. Gross profit as a percentage of sales remained unchanged at 50% for 1998 as compared to 1997.
The positive effects of the price increase in January 1998 and lower manufacturing costs at the New Iberia manufacturing facility were offset by an increase in the percentage of lower-priced CARBOECONOPROP-Registered Trademark-sales (52% of 1998 volume compared to 42% of 1997 volume) and an increase in freight costs incurred in transferring material from the Eufaula, Alabama manufacturing facility to the remote storage facility in San Antonio, Texas. The increased freight costs were the result of rail service problems, including delays in delivery and misrouting of rail cars following the merger of the Union Pacific and Southern Pacific railway systems. While this situation persisted through most of 1998, service has improved significantly over the past few months, and we anticipate a reduction of these costs in 1999.The lower production costs achieved at New Iberia were the result of improved efficiency due to increased production and lower maintenance spending as compared to 1997.

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

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

                                                      Percent             Percent
                                              1998    Change      1997    Change      1996
                                            -------   -------   -------   -------   -------
                                                                ($ IN THOUSANDS)
SG&A......................................  $ 9,977     12%     $ 8,915     10%     $ 8,126
SG&A as a % of Revenues...................    11.9%               10.5%               12.5%

     Selling, general and administrative expenses increased by $1,062,000 in 1998 over 1997. SG&A expenses also increased as a percentage of sales to 11.9% in 1998 from 10.5% in 1997. The largest increases were in marketing expenses. Additional sales personnel were employed in anticipation of additional manufacturing capacity and to explore new markets for our products outside the oilfield. In addition, the Company has contracted with an outside consultant to provide assistance to our marketing department in developing technical sales presentations. An increase in depreciation expense resulted from expansions at the Company's Edmonton, Canada and Rock Springs, Wyoming remote storage facilities both of which were completed during the first half of 1998.. The Company also incurred $450,000 of start-up expenses during 1998 related to the construction of the new manufacturing facility in McIntyre, Georgia.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 1998 were $0.6 million compared to $8.9 million at the beginning of the year. The Company generated cash from operations of $24 million. Cash used in investing and financing activities, excluding proceeds from the maturities of investment securities, totaled $46.2 million. As of December 31, 1998 the Company had no investment securities expected to be held until maturity. These investments, which all matured in 1998, totaled $13.9 million at December 31,1997.

     Total capital expenditures for property, plant and equipment during 1998 were $41.8 million. Spending on the new Georgia manufacturing facility, scheduled to be completed by the second quarter of 1999, was $40.2 million. The balance of $1.6 million was spent on the expansion of distribution facilities, the upgrading of computer hardware and software and the normal replacement of capital equipment.

     The Company paid $4.4 million in cash dividends during 1998.

     The Company plans to spend approximately $8 million for the completion of its new manufacturing facility in McIntyre, Georgia in 1999, with funding expected to be provided by a combination of cash generated from operations and some borrowing against our line of credit. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

     The Company maintains an unsecured line of credit in the amount of $10.0 million. As of December 31, 1998, there were no borrowings outstanding under the credit agreement. As of Febraury 28, 1999 the Company had an outstanding balance of $5.2 million under this line of credit. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 1999.

     See "Forward-Looking Information" under Item 1 hereof.

IMPACT OF YEAR 2000

     Many currently installed computer systems and software products are coded to accept, store or report only two digit entries in date code fields. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This is the "Year 2000 Issue". As a result, computer systems and software used by many companies will need to be upgraded to comply with Year 2000 requirements. The Company could be impacted by year 2000 Issues occurring in its own infrastructure or faced by its major suppliers, customers, vendors and financial service organizations. Such Year 2000 Issues could include information errors, significant information system failures, or failures of equipment, vendors, suppliers or customers. Any disruption in the Company's operations as a result of Year 2000 Issues, whether by the Company or a third party, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has determined that it will be required to modify or replace some of its software and certain hardware so that the Company's systems will properly recognize dates beyond December 31, 1999. The Company presently believes that with modifications or replacement of existing software and certain hardware, the Year 2000 Issue can be mitigated but that if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company will utilize both internal and external resources to test and reprogram, replace, or upgrade its software and operating equipment for the Year 2000 modifications. The total cost of the Year 2000 project is estimated at $106,000 and is expected to be funded through operating cash flows. To date, the Company has incurred approximately $18,000 of these anticipated expenses, all of which were for new hardware and software systems, which were capitalized. The remaining project costs are attributable to the purchase of new software and operating equipment that will be capitalized.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that some of the Company's significant information technology systems could be affected. However, the major administrative systems (including the general ledger, billing, and inventory systems) have already been replaced by a Year 2000 compliant system. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) could also be at risk.

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

     To date, the Company has completed approximately 78 percent of the remediation phase for its information technology systems and expects to complete software replacement during the first quarter of 1999. The Company has completed 72 percent of its testing and has implemented 70 percent of its Year 2000 compliant systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems expected to be fully tested and implemented by June 30, 1999.

     The remediation of operating equipment is significantly less difficult than the remediation of the information technology systems because there are minimal automated systems in the manufacturing process. The Company is 20 percent complete in the remediation phase of its operating equipment and expects to complete its testing and implementation efforts by March 31, 1999.

     Currently, the Company has no direct interfaces with third parties. The Company has surveyed its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the effect of non-compliance by external agents is not determinable.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London interbank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.


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


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Consolidated Financial Statements:

     The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-14 of this Report:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Income for each of the three years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998, 1997 and 1996

  (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1998.

  (c)  Exhibits

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

                                        CARBO CERAMICS INC.

                                        By:     /s/  JESSE P. ORSINI
                                          -------------------------------------
                                                     Jesse P. Orsini
                                          President and Chief Executive Officer

                                        By:     /s/  PAUL G. VITEK
                                          -------------------------------------
                                                     Paul G. Vitek
                                                Vice President, Finance

Dated:  March 12, 1999

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

                      SIGNATURE                                TITLE                            DATE
                      ---------                                -----                            ----
               /s/ WILLIAM C. MORRIS                  Chairman of the Board                March 12, 1999
------------------------------------------------------
                   William C. Morris


               /s/ JESSE P. ORSINI                    President, Chief Executive Officer   March 12, 1999
------------------------------------------------------  and Director (Principal
                   Jesse P. Orsini                      Executive Officer)


               /s/ PAUL G. VITEK                      Vice President, Finance (Principal   March 12, 1999
------------------------------------------------------  Financial and Accounting
                   Paul G. Vitek	                        Officer)


               /s/ CLAUDE E. COOKE, JR.               Director                             March 12, 1999
------------------------------------------------------
                   Claude E. Cooke, Jr.


               /s/ WILLIAM A. GRIFFIN, JR.            Director                             March 12, 1999
------------------------------------------------------
                   William A. Griffin, Jr.


               /s/ JOHN J. MURPHY                     Director                             March 12, 1999
------------------------------------------------------
                   John J. Murphy


               /s/ ROBERT S. RUBIN                    Director                             March 12, 1999
------------------------------------------------------
                   Robert S. Rubin

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
CARBO Ceramics Inc.


     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP

New Orleans, Louisiana
January 22, 1999

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                                 1998       1997
                                                               -------    -------
                                                                ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents..................................  $   622    $ 8,899
  Investment securities......................................        -     13,905
  Trade accounts receivable..................................   11,300     14,243
  Inventories:
    Finished goods...........................................    5,795      4,347
    Raw materials and supplies...............................    4,432      4,034
                                                               -------    -------
        Total inventories....................................   10,227      8,381
  Prepaid expenses and other current assets..................      614        661
  Deferred income taxes......................................    1,020        772
                                                               -------    -------
        Total current assets.................................   23,783     46,861
Property, plant and equipment:
  Land and land improvements.................................      459        214
  Buildings..................................................    4,613      4,536
  Machinery and equipment....................................   30,772     27,773
  Construction in progress...................................   51,709     11,382
                                                               -------    -------
        Total................................................   87,553     43,905
  Less accumulated depreciation..............................   11,909      9,812
                                                               -------    -------
        Net property, plant and equipment....................   75,644     34,093
                                                               -------    -------
        Total assets.........................................  $99,427    $80,954
                                                               =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................  $ 3,634    $ 2,131
  Accrued payroll and benefits...............................    2,609      2,448
  Accrued freight............................................      792        851
  Accrued utilities..........................................      350        422
  Accrued income taxes.......................................      266      1,018
  Other accrued expenses.....................................      987        746
                                                               -------    -------
        Total current liabilities............................    8,638      7,616
Deferred income taxes........................................    3,520      2,396
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
    authorized:  none outstanding............................        -          -
  Common stock, par value $0.01 per share, 40,000,000 shares
    authorized:  14,602,000 shares issued and outstanding....      146        146
  Additional paid-in capital.................................   42,919     42,919
  Retained earnings..........................................   44,204     27,877
                                                               -------    -------
        Total shareholders' equity...........................   87,269     70,942
                                                               -------    -------
        Total liabilities and shareholders' equity...........  $99,427    $80,954
                                                               =======    =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  1998            1997            1996
                                                               ---------       ---------       ---------
                                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................................    $84,095         $85,122         $65,151
Cost of goods sold...........................................     41,665          42,186          34,517
                                                                 -------         -------         -------
Gross profit.................................................     42,430          42,936          30,634
Selling, general and administrative expenses.................      9,977           8,915           8,126
                                                                 -------         -------         -------
Operating profit.............................................     32,453          34,021          22,508
Other income (expense):
  Interest, net..............................................        800             969             240
  Other, net.................................................        174              35             (65)
                                                                 -------         -------         -------
                                                                     974           1,004             175
                                                                 -------         -------         -------
Income before income taxes...................................     33,427          35,025          22,683
Income taxes.................................................     12,719          12,936           5,883
                                                                 -------         -------         -------
Net income...................................................    $20,708         $22,089         $16,800
                                                                 =======         =======         =======
Pro forma data:
  Income before income taxes.................................                                    $22,683
  Income taxes...............................................                                      8,393
                                                                                                 -------
  Net income.................................................                                    $14,290
                                                                                                 =======
Earnings per share (pro forma for 1996):
  Basic......................................................    $  1.42         $  1.51         $  0.98
                                                                 =======         =======         =======
  Diluted....................................................    $  1.40         $  1.50         $  0.97
                                                                 =======         =======         =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 CLASS B   ADDITIONAL
                                        COMMON   COMMON     PAID-IN       UNEARNED     RETAINED
                                        STOCK     STOCK     CAPITAL     COMPENSATION   EARNINGS    TOTAL
                                        ------   -------   ----------   ------------   --------   --------
                                                                 ($ IN THOUSANDS)
Balances at January 1, 1996...........    $120      $  3      $ 6,626        $(1,316)  $ 25,948   $ 31,381
  Net income..........................       -         -            -              -     16,800     16,800
  Amortization of unearned
     compensation.....................       -         -            -          1,316          -      1,316
  Distributions to shareholders paid
     prior to and in connection with
     initial public offering ($2.67
     per share).......................       -         -       (2,455)             -    (30,389)   (32,844)
  Conversion of Class B Common
     Stock to Common Stock............       3        (3)           -              -          -          -
  Deferred tax asset related to
     vesting of restricted stock......       -         -        3,486              -          -      3,486
  Net proceeds from initial
     public offering..................      23         -       35,262              -          -     35,285
  Cash dividends ($0.15 per share)....       -         -            -              -     (2,190)    (2,190)
                                          ----      ----      -------        -------   --------   --------
Balances at December 31, 1996.........     146         -       42,919              -     10,169     53,234
  Net income..........................       -         -            -              -     22,089     22,089
  Cash dividends ($0.30 per share)....       -         -            -              -     (4,381)    (4,381)
                                          ----      ----      -------        -------   --------   --------
Balances at December 31, 1997.........     146         -       42,919              -     27,877     70,942
  Net income..........................       -         -            -              -     20,708     20,708
  Cash dividends ($0.30 per share)....       -         -            -              -     (4,381)    (4,381)
                                          ----      ----      -------        -------   --------   --------
Balances at December 31, 1998.........    $146      $  -      $42,919        $     -   $ 44,204   $ 87,269
                                          ====      ====      =======        =======   ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 20,708   $ 22,089   $ 16,800
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation..............................................     2,154      1,953      1,901
  Amortization..............................................         -          -      1,316
  Deferred income taxes.....................................       876        506      4,604
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................     2,943     (3,341)    (2,119)
     Inventories............................................    (1,846)         4       (554)
     Prepaid expenses and other current assets..............        47        (53)      (338)
     Accounts payable.......................................      (365)       708        205
     Accrued payroll and benefits...........................       161        611        271
     Accrued freight........................................       (59)       192         53
     Accrued utilities......................................       (72)        96         44
     Accrued income taxes...................................      (752)       409        609
     Other accrued expenses.................................       241        396        (40)
                                                              --------   --------   --------
Net cash provided by operating activities...................    24,036     23,570     22,752

INVESTING ACTIVITIES
Maturities of investment securities.........................    13,905          -          -
Purchases of investment securities..........................         -    (13,905)         -
Purchases of property, plant and equipment..................   (41,837)   (13,799)    (3,010)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (27,932)   (27,704)    (3,010)

FINANCING ACTIVITIES
Proceeds from bank borrowings...............................         -          -      7,180
Repayments on bank borrowings...............................         -          -     (9,960)
Net proceeds from initial public offering...................         -          -     35,285
Distributions paid to shareholders..........................         -          -    (32,844)
Dividends paid..............................................    (4,381)    (4,381)    (2,190)
                                                              --------   --------   --------
Net cash used in financing activities.......................    (4,381)    (4,381)    (2,529)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (8,277)    (8,515)    17,213
Cash and cash equivalents at beginning of year..............     8,899     17,414        201
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $    622   $  8,899   $ 17,414
                                                              ========   ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $      -   $      -   $     92
                                                              ========   ========   ========
Income taxes paid...........................................  $ 12,595   $ 12,021   $    669
                                                              ========   ========   ========
Purchases of property, plant and equipment through
  accounts payable..........................................  $  1,868   $      -   $      -
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has production plants operating in New Iberia, Louisiana and Eufaula, Alabama, with a third plant located in McIntyre, Georgia expected to be completed and begin operating in the second quarter of 1999. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies.

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

INVESTMENT SECURITIES
     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 1997, all investment securities were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 1997. The Company held no investment securities at December 31, 1998.

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

Buildings and improvements.......................       15 years
Machinery and equipment..........................  3 to 15 years

                              CARBO CERAMICS INC.

REVENUE RECOGNITION
     Revenue is recognized when title passes to the customer.

INCOME TAXES
     Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Prior to April 24, 1996, the shareholders of the Company had elected S Corporation status under the Internal Revenue Code and certain comparable state tax laws. As a result, the Company's taxable income for federal and certain state jurisdictions where the Company had significant operations was reported on the tax returns of its shareholders.

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

2.  BANK BORROWINGS

     The Company has a Secured Revolving Credit Agreement (the "Credit Agreement") with a bank under which it may borrow up to $10.0 million optionally at either the bank's Base Rate or LIBOR Fixed Rate (as defined in the Credit Agreement) through December 31, 2000. The weighted-average interest rate on borrowings against the Credit Agreement was 8.62% for 1998. There were no borrowings in 1997. Under the terms of the Credit Agreement, the Company is required to maintain certain bank accounts with the lender, with balances equal to transactional and investment-related charges. The terms of the Credit Agreement further provide for certain affirmative and negative covenants, including a restriction on capital expenditures.

3.  LEASES

     The Company leases railroad equipment under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1998 are as follows ($ in thousands):

1999................................................  $345
2000................................................   174
2001................................................   108
2002................................................   108
2003................................................   108
                                                      ----
                                                      $843
                                                      ====

     Leases generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by

                              CARBO CERAMICS INC.

other leases. Rent expense for all operating leases was $800,000 in 1998, $920,000 in 1997, and $740,000 in 1996.

4.  INCOME TAXES

     Since its formation through April 24, 1996, the Company elected to be treated for federal and certain state income tax purposes as an S Corporation. As a result, earnings of the Company were taxed directly to the shareholders of the Company rather than to the Company. Prior to the completion of its initial public offering, the Company terminated its S Corporation election and, accordingly, became subject to federal and state income taxes. The deferred tax effects of the change in tax status increased net income for 1996 by $884,000. The Company also recorded a deferred tax asset of $3.5 million with a corresponding increase in additional paid-in capital in 1996 related to the vesting of 800,000 restricted shares of Common Stock held by the Company's Chief Executive Officer upon the occurrence of the initial public offering.
The Company realized the full benefit of this deferred tax asset during 1996.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                     1998      1997
                                                    ------    ------
                                                    ($ IN THOUSANDS)
DEFERRED TAX ASSETS:
  Employee benefits...............................  $  436    $  271
  Inventories.....................................     356       377
  Other...........................................     228       124
                                                    ------    ------
        Total deferred tax assets.................   1,020       772
                                                    ------    ------
DEFERRED TAX LIABILITIES:
  Depreciation....................................   3,359     2,356
  Other...........................................     161        40
                                                    ------    ------
        Total deferred tax liabilities............   3,520     2,396
                                                    ------    ------
        Net deferred tax liabilities..............  $2,500    $1,624
                                                    ======    ======

     Significant components of the provision for income taxes are as follows:

                                           1998      1997      1996
                                         -------   -------   -------
                                               ($ IN THOUSANDS)
Current:
  Federal..............................  $10,596   $11,082   $   764
  State................................    1,247     1,348       515
                                         -------   -------   -------
        Total current..................   11,843    12,430     1,279
                                         -------   -------   -------
Deferred:
  Federal..............................      784       451     4,481
  State................................       92        55       123
                                         -------   -------   -------
        Total deferred.................      876       506     4,604
                                         -------   -------   -------
                                         $12,719   $12,936   $ 5,883
                                         =======   =======   =======

                              CARBO CERAMICS INC.

     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for 1998 and 1997 and pro forma income tax expense for 1996 is as follows:

                                         1998                  1997                  1996
                                  ------------------    ------------------    ------------------
                                  AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                                  -------    -------    -------    -------    -------    -------
                                                         ($ IN THOUSANDS)
U.S. statutory rate.............  $11,715       35.0%   $12,259       35.0%   $ 7,712       34.0%
State income taxes, net of
  federal tax benefit...........    1,339        4.0      1,403        4.0        907        4.0
Foreign sales corporation
  benefit and other.............     (335)      (1.0)      (726)      (2.1)      (226)      (1.0)
                                  -------       ----    -------       ----    -------       ----
                                  $12,719       38.0%   $12,936       36.9%   $ 8,393       37.0%
                                  =======       ====    =======       ====    =======       ====

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

     Prior to 1996, the Company issued to its President and Chief Executive Officer shares of Common Stock, pursuant to restricted stock agreements, as compensation for future services. These shares had dividend rights; however, sale of the shares was restricted prior to vesting which was subject to the occurrence of certain events, including the initial public offering of the Company's Common Stock. The restricted stock vested upon the occurrence of the initial public offering on April 26, 1996 and the remaining balance of unearned compensation was recorded as compensation expense. Compensation expense totaled $1.3 million in 1996.

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

     On January 13, 1999, the Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on February 15, 1999 to shareholders of record on January 29, 1999.

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

     The Company's 1996 Stock Option Plan for Key Employees (the "Option Plan") has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's Common Stock to certain officers and key employees of the Company chosen by a committee appointed by the Board of Directors (the "Compensation Committee") to administer such plan. Under the Option Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are determined by the Compensation Committee for each option. Options granted under the Option Plan are "non-statutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 500,000 shares of Common Stock. The options vest annually over a four-year period.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.44%, 5.34% and 6.19%; dividend yields of 1.0%, 1.0% and 1.5%; volatility factors of the expected market price of the Company's Common Stock of .452,
 .337 and .300; and a weighted average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              CARBO CERAMICS INC.

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. Since the Company's options generally vest over a four-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding, nonvested options. The Company's pro forma information follows:

                                                                  1998           1997           1996
                                                               ---------      ---------      ---------
                                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported (pro forma in 1996)............................    $20,708        $22,089        $14,290
                                                                 =======        =======        =======
  Pro forma including the effect of options..................    $19,793        $21,539        $13,870
                                                                 =======        =======        =======
Basic earnings per share:
  As reported (pro forma in 1996)............................    $  1.42        $  1.51        $  0.98
                                                                 =======        =======        =======
  Pro forma including the effect of options..................    $  1.36        $  1.48        $  0.95
                                                                 =======        =======        =======
Diluted earnings per share:
  As reported (pro forma in 1996)............................    $  1.40        $  1.50        $  0.97
                                                                 =======        =======        =======
  Pro forma including the effect of options..................    $  1.34        $  1.46        $  0.95
                                                                 =======        =======        =======

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1998                         1997                         1996
                                  --------------------------   --------------------------   --------------------------
                                  OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                   (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                  -------   ----------------   -------   ----------------   -------   ----------------
Outstanding-beginning of year...      850         $20              700         $17                -
Granted.........................       45         $26              260         $27              700         $17
Exercised.......................        -                            -                            -
Forfeited.......................        -                         (110)        $17                -
                                      ---                         ----                          ---
Outstanding-end of year.........      895         $20              850         $20              700         $17
                                      ===                         ====                          ===
Exercisable at end of year......      355         $19              148         $17                -           -

Weighted-average fair value
  of options granted during
  the year......................   $10.96                        $9.38                        $5.51

     Exercise prices for options outstanding as of December 31, 1998 ranged from $17.00 to $34.63. The weighted-average remaining contractual life of those options is 7.8 years.

                              CARBO CERAMICS INC.

7.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     1998          1997          1996
                                                 -----------   -----------   -----------
                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share:
  Net income (pro forma for 1996)..............   $   20,708    $   22,089    $   14,290
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares (pro forma
     for 1996).................................   14,602,000    14,602,000    14,602,000
  Effect of dilutive securities:
     Employee stock options (See Note 6).......      168,709       169,102        71,368
                                                  ----------    ----------    ----------
  Dilutive potential common shares.............      168,709       169,102        71,368
                                                  ----------    ----------    ----------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares.   14,770,709    14,771,102    14,673,368
                                                  ==========    ==========    ==========
Basic earnings per share.......................   $     1.42    $     1.51    $     0.98
                                                  ==========    ==========    ==========
Diluted earnings per share.....................   $     1.40    $     1.50    $     0.97
                                                  ==========    ==========    ==========

     For 1996, pro forma weighted-average shares is based on 12,302,000 shares of Common Stock outstanding during the year increased by the assumed issuance of 2,300,000 shares of Common Stock to pay S Corporation distributions of $29.1 million.

8.  QUARTERLY OPERATING RESULTS--(UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1998 and 1997 were as follows:

                                                       THREE MONTHS ENDED,
                                         -----------------------------------------------
                                         MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                         --------   -------   ------------   -----------
                                             ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues...............................   $22,617   $23,764        $22,013       $15,701
Gross profit...........................    11,517    11,879         11,238         7,796
Net income.............................     5,792     6,182          5,366         3,368
Earnings per share
  Basic................................   $  0.40   $  0.42        $  0.37       $  0.23
  Diluted..............................   $  0.39   $  0.42        $  0.36       $  0.23
1997
Revenues...............................   $17,840   $20,893        $23,062       $23,327
Gross profit...........................     8,993    10,347         11,469        12,127
Net income.............................     4,586     5,449          5,939         6,115
Earnings per share:
  Basic................................   $  0.31   $  0.37        $  0.41       $  0.42
  Diluted..............................   $  0.31   $  0.37        $  0.40       $  0.41

     Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                              CARBO CERAMICS INC.

9.  PRO FORMA NET INCOME

     Pro forma net income for 1996 reflects a provision for income taxes at an effective rate of approximately 37% to illustrate how historical net income might have been affected if the Company had not been an S Corporation for income tax purposes. The Company elected to be treated as an S Corporation pursuant to the Internal Revenue Code from June 23, 1987 through April 23, 1996, immediately after which it terminated its S Corporation election in conjunction with the initial public offering. As a result, the Company was not subject to federal income taxes during this period. By election of the shareholders, S Corporation status was also applicable to the state jurisdictions where the Company had significant operations.

10. SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 1998:

                                                  MAJOR CUSTOMERS
                                              -----------------------
                                                A        B        C      OTHERS    TOTAL
                                              -----    -----    -----    ------    -----
1998........................................  43.4%    26.1%    18.2%     12.3%     100%
1997........................................  35.4%    27.8%    20.5%     16.3%     100%
1996........................................  34.1%    28.6%    21.7%     15.6%     100%

11. INTERNATIONAL SALES

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 35%, 37% and 31% of the Company's revenues for 1998, 1997, and 1996, respectively.

                                                                    1998    1997    1996
                                                                   -----   -----   -----
Location                                                              ($ IN MILLIONS)
  United States..................................................  $54.3   $53.3   $45.3
  International..................................................   29.8    31.8    19.9
                                                                   -----   -----   -----
          Total..................................................  $84.1   $85.1   $65.2
                                                                   =====   =====   =====

12. BENEFIT PLANS

     The Company has a defined contribution savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service are eligible to participate. Employees may contribute up to 15% of their monthly compensation.

     For employee contributions up to 5% of monthly compensation, the Company matches the employee contribution at a rate of 50%. Additional contributions by the Company are discretionary and are determined annually by the Board of Directors. These discretionary contributions to the plan are allocated to the participants pro rata based on their respective salary levels.

                              CARBO CERAMICS INC.

     Benefit costs recognized as expense under this plan consisted of the following:

                                                                      1998   1997   1996
                                                                      ----   ----   ----
                                                                       ($ IN THOUSANDS)
Contributions:
  Profit sharing....................................................  $207   $209   $189
  Savings...........................................................   145    116    107
                                                                      ----   ----   ----
                                                                      $352   $325   $296
                                                                      ====   ====   ====

13. COMMITMENTS

     In 1995, the Company entered into an agreement with a supplier to purchase options to purchase 200,000 tons of green ore for its New Iberia, Louisiana plant at a specified contract price. All of the green ore purchased by the Company pursuant to the options will be processed by the supplier at a specified price. The Company is required to purchase at least 80% of its estimated annual requirements of processed ore from the supplier until all green ore purchased pursuant to the options has been processed.

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

     The Company was in compliance with the terms of all agreements through December 31, 1998.

     The Company is in the final stages of construction of a new manufacturing facility in McIntyre, Georgia that began in 1997. The total estimated cost of construction is $56 million. Construction in progress of $51.7 million at December 31, 1998 includes $49.9 million related to the new facility. The new facility is scheduled to be fully operational in the second quarter of 1999.

14. EMPLOYMENT AGREEMENT

     The Company has an employment agreement with its President, which expires June 30, 2000. The agreement provides for an annual base salary and an incentive bonus as defined in the agreement. In the event the President is terminated without cause prior to June 30, 2000, the Company will be obligated to pay the President two years base salary and a prorated incentive bonus. In addition, all nonvested stock options granted to the President will vest immediately and become exercisable. The agreement also contains a five-year non-competition covenant that would become effective upon termination for any reason.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                   EXHIBIT
        -------                                   -------
          3.1              --Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 333-1884)

          3.2              --Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration Statement No. 333-1884)

          4.1              --Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit to the registrant's Form S-1 Registration Statement No. 333-
                             1884)

         10.1              --First Amended and Restated Credit Agreement dated as of February 12, 1998, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc.
                             (incorporated by reference to exhibit 10.1 to the registrant's Form 10-K Annual
                             Report for the year ended December 31, 1997)

         10.2              --Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and
                             William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers,
                             William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant's Form S-1 Registration Statement No. 333-1884)

         10.3              --Form of Employment Agreement between CARBO Ceramics Inc. and Jesse P.
                             Orsini (incorporated by reference to exhibit 10.4 to the registrant's Form S-1
                             Registration Statement No. 333-1884)

         10.4              --Purchase and Sale Agreement dated as of March 31, 1995, between CARBO
                             Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration Statement
                             No. 333-1884)

         10.5              --Raw Material Requirements Agreement dated as of November 21, 1995, between
                             CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.6 to the registrant's Form S-1 Registration Statement No. 333-1884)

         10.6              --Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration Statement No. 333-1884)

         10.7              --CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant's Form S-1 Registration Statement
                             No. 333-1884)

         10.8              --Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant's Form S-1 Registration Statement No. 333-1884)

         10.9              --Raw Material Supply Agreement dated as of November 18, 1997 between CARBO
                             Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.9 to the registrant's Form 10-K Annual Report for the year ended
                             December 31, 1997)

         23.1              --Consent of Ernst & Young LLP

         27.1              --Financial Data Schedule

                                      F-15