Form 10-Q
period 1999-03-31
CARBO CERAMICS INC
filed 1999-05-04
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

        As of May 3, 1999, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                               PAGE
	Item 1.	Financial Statements

                Consolidated Balance Sheets -                                   3
		March 31, 1999 (Unaudited) and December 31, 1998

                Consolidated Statements of Income                               4
		(Unaudited) - Three months ended March 31, 1999 and 1998

                Consolidated Statements of Cash Flows                           5
		(Unaudited) - Three months ended March 31, 1999 and 1998

                Notes to Consolidated Financial Statements (Unaudited)        6-7

        Item 2. Management's Discussion and Analysis of Financial            8-10
		Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 1.  Legal proceedings                                             10

        Item 2.  Changes in securities                                         10

        Item 3.  Defaults upon senior securities                               10

        Item 4.  Submission of matters to a vote of security-holders           10

        Item 5.  Other information                                             10

        Item 6.  Exhibits and reports on Form 8-K                              10


Signatures                                                                     11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                    ($ in thousands, except per share data)


                                                          MARCH 31,     DECEMBER 31,
                                                            1999            1998
                                                        ------------    ------------
                                                         (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                       $        219    $        622
        Trade accounts receivable                             14,687          11,300
	Inventories:
                Finished goods                                 4,355           5,795
                Raw  materials and supplies                    4,631           4,432
                                                        ------------    ------------
                        Total inventories                      8,986          10,227
        Prepaid expenses and other current assets                623             614
        Deferred income taxes                                    955           1,020
                                                        ------------    ------------
                Total current assets                          25,470          23,783
Property, plant and equipment:
        Land and land improvements                               459             459
        Buildings                                              4,613           4,613
        Machinery and equipment                               31,059          30,772
        Construction in progress                              57,600          51,709
                                                        ------------    ------------
                Total                                         93,731          87,553
        Less accumulated depreciation                         12,479          11,909
                                                        ------------    ------------
                Net property, plant and equipment             81,252          75,644
                                                        ------------    ------------

        Total assets                                    $    106,722    $     99,427
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Bank borrowings                                 $      4,654    $          -
        Accounts payable                                       2,236           3,634
        Accrued payroll and benefits                           1,377           2,609
        Accrued freight                                          927             792
        Accrued utilities                                        368             350
        Accrued income taxes                                   2,652             266
        Other accrued expenses                                   864             987
                                                        ------------    ------------
                Total current liabilities                     13,078           8,638
Deferred income taxes                                          3,371           3,520
Shareholders' equity:
	Preferred Stock, par value $0.01 per share,
		5,000 shares authorized:
                none outstanding                                   -               -
	Common Stock, par value $0.01 per share,
		40,000,000 shares authorized:
		14,602,000 shares issued and
                outstanding                                      146             146
        Additional paid-in capital                            42,919          42,919
        Retained earnings                                     47,208          44,204
                                                        ------------    ------------
                Total shareholders' equity                    90,273          87,269
                                                        ------------    ------------

        Total liabilities and shareholders' equity      $    106,722    $     99,427
                                                        ============    ============

        The accompanying notes are an integral part of these statements.
                                       3

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                    1999            1998
                                                ------------    ------------
Revenues                                        $     20,078    $     22,617
Cost of goods sold                                    10,076          11,100
                                                ------------    ------------

Gross profit                                          10,002          11,517
Selling, general and administrative expenses           3,565           2,508
                                                ------------    ------------

Operating profit                                       6,437           9,009
Other  income (expense):
        Interest, net                                    (32)            317
        Other, net                                         1              29
                                                ------------    ------------
                                                         (31)            346
                                                ------------    ------------

Income before income taxes                             6,406           9,355
Income taxes                                           2,307           3,563
                                                ------------    ------------

Net income                                      $      4,099    $      5,792
                                                ============    ============
Earnings per share:
	Basic					$	0.28	$	0.40
                                                ============    ============
        Diluted                                 $       0.28    $       0.39
                                                ============    ============








        The accompanying notes are an integral part of these statements.
                                       4

                              CARBO CERAMICS  INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)
                                  (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                           $      4,099    $      5,792
Adjustments to reconcile net income to net cash
	provided by operating activities:
                Depreciation                                                  570             524
                Deferred income taxes                                         (84)            343
		Changes in operating assets and liabilities:
                        Trade accounts receivable                          (3,387)         (2,146)
                        Inventories                                         1,241            (342)
                        Prepaid expenses and other current assets              (9)           (341)
                        Accounts payable                                      470             316
                        Accrued payroll and benefits                       (1,232)           (963)
                        Accrued freight                                       135             118
                        Accrued utilities                                      18             (27)
                        Accrued income taxes                                2,386           2,962
                        Other accrued expenses                               (123)            281
                                                                     ------------    ------------
Net cash provided by operating activities                                   4,084           6,517

INVESTING ACTIVITIES
Maturities of investment securities                                             -           2,995
Purchases of property, plant and equipment                                 (8,046)         (6,281)
                                                                     ------------    ------------
Net cash used in investing activities                                      (8,046)         (3,286)

FINANCING ACTIVITIES
Proceeds from bank borrowings                                               6,454               -
Repayments on bank borrowings                                              (1,800)              -
Dividends paid                                                             (1,095)         (1,095)
                                                                     ------------    ------------
Net cash provided by (used in) financing activities                         3,559          (1,095)
                                                                     ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (403)          2,136
Cash and cash equivalents at beginning of period                              622           8,899
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $        219    $     11,035
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                        $         32    $          -
                                                                     ============    ============
Income taxes paid                                                    $          5    $        258
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.
                                       5

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1. 	BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

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

	On January 13, 1999, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on January 29, 1999. The dividend was paid on February 15, 1999.

3.	EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 ($ in thousands, except share and per share data):

                                                                   1999          1998
                                                                ----------    ----------
        Numerator for basic and diluted earnings per share:
                Net income                                      $    4,099    $    5,792
	Denominator:
		Denominator for basic earnings per share--
                        weighted-average shares                 14,602,000    14,602,000
		Effect of dilutive securities:
                        Employee stock options                       1,107       177,885
                                                                ----------    ----------
                Dilutive potential common shares                     1,107       177,885
                                                                ----------    ----------
                Denominator for diluted earnings per share--
                        adjusted weighted-average shares        14,603,107    14,779,885
                                                                ==========    ==========
        Basic earnings per share                                $     0.28    $     0.40
                                                                ==========    ==========
        Diluted earnings per share                              $     0.28    $     0.39
                                                                ==========    ==========

4.	INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
                                       6

                                                  March 31,     December 31,
                                                    1999            1998
                                                ------------    ------------
                                                      ($ in thousands)
        Deferred tax assets:
        Employee benefits                       $        343    $        436
        Inventories                                      405             356
        Other                                            207             228
                                                ------------    ------------
        Total deferred tax assets                        955           1,020

	Deferred tax liabilities:
        Depreciation                                   3,218           3,359
        Other                                            153             161
                                                ------------    ------------
        Total deferred tax liabilities                 3,371           3,520
                                                ------------    ------------
        Net deferred liabilities                $      2,416    $      2,500
                                                ============    ============

5. BANK BORROWINGS

        The Company borrowed against its Secured Revolving Credit Agreement during the first quarter of 1999 at a weighted-average interest rate of 7.86%. The balance outstanding at March 31, 1999 was $4,654,000.

6. COMMITMENTS

        Construction in progress of $57.6 million at March 31, 1999 includes $55.6 million related to construction of the Company's new manufacturing facility in McIntyre, Georgia. The new facility is scheduled to be fully operational in the second quarter of 1999 at a total estimated cost of $58 million.
                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999

REVENUES. Revenues for the first quarter 1999 were $20.1 million, an 11% reduction from the first quarter 1998. The decrease was due to a 7% reduction in sales volume and a decrease in the average selling price of our high-strength products (CARBOHSP-TM- and CARBOPROP-Registered Trademark-) due to competitive pressures in South Texas. While domestic sales volume decreased by 15% versus the previous year due to decreased drilling activity associated with low oil prices, export sales volume increased by 7% due to the increasing development of natural gas reserves outside of North America.

Average natural gas prices in the U.S. declined by 17% from the first quarter 1998 and the number of rigs drilling for natural gas in the U.S. was 28% lower than the same period a year earlier. Despite the reduction in domestic natural gas drilling activity over the last six months, management believes that the long-term worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy.

GROSS PROFIT. Gross profit for the quarter was $10.0 million or 50% of sales as compared to $11.5 million or 51% of sales for the first quarter 1998. The decrease in gross profit was due to decreased sales volume, the price reduction on high-strength products and increased manufacturing costs at both the New Iberia and Eufaula manufacturing facilities due to lower production rates. These unfavorable changes were partially offset by a reduction in the freight costs of transporting product from the Eufaula facility to remote storage in San Antonio, Texas due to an improvement in rail service which had been adversely affected by the merger of the Southern Pacific and Union Pacific railroads.

Beginning in the second quarter of 1999, gross profit and gross profit margins will likely decrease due to the impact of starting up the Company's new manufacturing facility in McIntyre, Georgia. It is the Company's expectation that all of its manufacturing facilities will operate at less than full capacity during the startup phase of the McIntyre plant. In addition, the Company expects to begin depreciating the McIntyre facility during the second quarter of 1999 at the rate of approximately $1.2 million per quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $3.6 million for the first quarter 1999 and $2.5 million for the corresponding period of 1998. Expenses as a percentage of sales increased from 11.1% in the first quarter 1998 to 17.8% for the corresponding period in 1999. The increased costs were due to research and development activities related to the development of products for the foundry industry, increased spending related to the start-up of a new manufacturing facility in McIntyre, Georgia, and the write-off of a portion of the receivables due from Fracmaster, Ltd., which has experienced financial difficulties and has obtained a court order under the Companies Creditors Arrangement Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $0.2 million as of March 31, 1999, a decrease of $0.4 million from December 31, 1998. The decrease in cash and cash equivalents was due to cash generated from operations of $4.1 million, net borrowings against the Company's line of credit of $4.7 million, net of capital spending of $8.0 million and cash dividends of $1.1 million. Total borrowings under the Company's line of credit as of March 31, 1999 were $4.7 million.

Capital spending of $8.0 million during the first quarter 1999 included $7.5 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. The Company plans to spend an additional $2.4 million for the completion of the new facility, with funding expected to be provided by existing cash balances and cash generated from operations. The Company believes that existing cash balances and cash generated from operations will be sufficient to fund its operations, dividend and capital spending requirements through 1999.
                                       8

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

Based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell are inert and do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. The Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

To date, the Company has completed approximately 81 percent of the remediation phase for its information technology systems and expects to complete software replacement during the second quarter of 1999. The Company has completed 76 percent of its testing and has implemented 75 percent of its Year 2000 compliant systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with all remediated systems expected to be fully tested and implemented by September 30, 1999.

The remediation of operating equipment is significantly less difficult than the remediation of the information technology systems because there are minimal automated systems in the manufacturing process. The Company is 20 percent complete in the remediation phase of its operating equipment and expects to complete its testing and implementation efforts by June 30, 1999.

Currently, the Company has no direct interfaces with third parties. The Company has surveyed its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the effect of non-compliance by external agents is not determinable.
                                       9

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

On April 26, 1999, the Company was served with a U.S. federal grand jury subpoena requesting the production of documents in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of possible anti-competitive activity in the proppants industry. It is not possible at this time to predict how this investigation will proceed or the effect, if any, of its ultimate outcome on the Company.

ITEM 2.	CHANGES IN SECURITIES

		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None

ITEM 5.	OTHER INFORMATION

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended March 31, 1999.

b.	Exhibits
        27.1 Financial Data Schedule for the interim year to date period ended March 31, 1999
                                       10

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CARBO CERAMICS INC.

                                                      /s/ JESSE P. ORSINI
                                                      -------------------------
                                                      Jesse P. Orsini
                                                      President
                                                      & Chief Executive Officer

                                                      /s/ PAUL G. VITEK
                                                      -------------------------
                                                      Paul G. Vitek
                                                      Vice President, Finance


Date:  May 3, 1999
                                       11

EXHIBIT INDEX

Exhibit                                       Method of Filing
-------                                 -----------------------------
27.1      Financial Data Schedule       Filed herewith electronically