Form 10-Q
period 1999-06-30
CARBO CERAMICS INC
filed 1999-08-06
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

        As of August 6, 1999, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                      PAGE
	Item 1.	Financial Statements

                Consolidated Balance Sheets -                                        3
		June 30, 1999 (Unaudited) and December 31, 1998

                Consolidated Statements of Income                                    4
		(Unaudited) - Three and six months ended June 30, 1999 and 1998

                Consolidated Statements of Cash Flows                                5
		(Unaudited) - Six months ended June 30, 1999 and 1998

                Notes to Consolidated Financial Statements                          6-7
		(Unaudited) - June 30, 1999

        Item 2. Management's Discussion and Analysis of Financial                   8-10
		Condition and Results of Operations


PART II.  OTHER INFORMATION

        Item 1.  Legal proceedings                                                  11

        Item 2.  Changes in securities                                              11

        Item 3.  Defaults upon senior securities                                    11

        Item 4.  Submission of matters to a vote of security-holders                11

        Item 5.  Other information                                                  11

        Item 6.  Exhibits and reports on Form 8-K                                   12


Signatures                                                                          13

                          Forward-Looking Information
                          ---------------------------

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CARBO CERAMICS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,
                                                                                  1999         DECEMBER 31,
                                                                               (UNAUDITED)         1998
                                                                               -----------     -----------
                                                                                     ($ IN THOUSANDS)
ASSETS
Current assets:
        Cash and cash equivalents...........................................   $       980     $       622
        Trade accounts receivable...........................................        11,250          11,300
	Inventories:
                Finished goods..............................................         5,482           5,795
                Raw  materials and supplies.................................         4,137           4,432
                                                                               -----------     -----------
                        Total inventories...................................         9,619          10,227
        Prepaid expenses and other current assets...........................           851             614
        Deferred income taxes...............................................           914           1,020
                                                                               -----------     -----------
                Total current assets........................................        23,614          23,783
Property, plant and equipment:
        Land and land improvements..........................................           459             459
        Buildings...........................................................         8,118           4,613
        Machinery and equipment.............................................        84,241          30,772
        Construction in progress............................................         3,943          51,709
                                                                               -----------     -----------
                Total.......................................................        96,761          87,553
        Less accumulated depreciation.......................................        13,275          11,909
                                                                               -----------     -----------
                Net property, plant and equipment...........................        83,486          75,644
                                                                               -----------     -----------

                Total assets................................................   $   107,100     $    99,427
                                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Bank borrowings.....................................................   $     4,959     $         -
        Accounts payable....................................................         2,547           3,634
        Accrued payroll and benefits........................................         1,693           2,609
        Accrued freight.....................................................           931             792
        Accrued utilities...................................................           446             350
        Accrued income taxes................................................           600             266
        Other accrued expenses..............................................           659             987
                                                                               -----------     -----------
                Total current liabilities...................................        11,835           8,638
Deferred income taxes.......................................................         3,559           3,520
Shareholders' equity:
	Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
                none outstanding............................................             -               -
	Common Stock, par value $0.01 per share, 40,000,000 shares
                authorized: 14,602,000 shares issued and outstanding........           146             146
        Additional paid-in capital..........................................        42,919          42,919
        Retained earnings...................................................        48,641          44,204
                                                                               -----------     -----------
                Total shareholders' equity..................................        91,706          87,269
                                                                               -----------     -----------

                Total liabilities and shareholders' equity..................   $   107,100     $    99,427
                                                                               ===========     ===========



        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                 ------------------------------  ------------------------------
                                                      1999            1998            1999            1998
                                                 --------------  --------------  --------------  --------------
                                                             ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues......................................   $       15,404  $       23,764  $       35,482  $       46,381
Cost of goods sold............................            8,426          11,885          18,502          22,985
                                                 --------------  --------------  --------------  --------------

Gross profit..................................            6,978          11,879          16,980          23,396
Selling, general and administrative expenses..            3,328           2,349           6,893           4,857
                                                 --------------  --------------  --------------  --------------

Operating profit..............................            3,650           9,530          10,087          18,539
Other income (expense):
        Interest, net.........................              (75)            260            (107)            577
        Other, net............................               14             188              15             217
                                                 --------------  --------------  --------------  --------------
                                                            (61)            448             (92)            794
                                                 --------------  --------------  --------------  --------------

Income before income taxes....................            3,589           9,978           9,995          19,333
Income taxes..................................            1,061           3,796           3,368           7,359
                                                 --------------  --------------  --------------  --------------

Net income....................................   $        2,528  $        6,182  $        6,627  $       11,974
                                                 ==============  ==============  ==============  ==============

Earnings per share:
        Basic.................................   $         0.17  $         0.42  $         0.45  $         0.82
                                                 ==============  ==============  ==============  ==============
        Diluted...............................   $         0.17  $         0.42  $         0.45  $         0.81
                                                 ==============  ==============  ==============  ==============










        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        -----------------------------
                                                                             1999            1998
                                                                        -------------   -------------
                                                                               ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income...........................................................   $       6,627   $      11,974
Adjustments to reconcile net income to net cash provided by operating
	activities:
                Depreciation.........................................           1,366           1,043
                Deferred income taxes................................             145             657
                Changes in operating assets and liabilities:
                        Trade accounts receivable....................              50          (3,118)
                        Inventories..................................             608             879
                        Prepaid expenses and other current assets....            (237)           (599)
                        Accounts payable.............................             781               -
                        Accrued payroll and benefits.................            (916)           (517)
                        Accrued freight..............................             139           1,341
                        Accrued utilities............................              96              (1)
                        Accrued income taxes.........................             334             320
                        Other accrued expenses.......................            (328)            291
                                                                        -------------   -------------
Net cash provided by operating activities............................           8,665          12,270

INVESTING ACTIVITIES
Maturities of investment securities..................................               -          11,955
Purchases of property, plant and equipment...........................         (11,076)        (16,257)
                                                                        -------------   -------------
Net cash used in investing activities................................         (11,076)         (4,302)

FINANCING ACTIVITIES
Proceeds from bank borrowings........................................          12,259               -
Repayments on bank borrowings........................................          (7,300)              -
Dividends paid.......................................................          (2,190)         (2,190)
                                                                        -------------   -------------
Net cash provided by (used in) financing activities..................           2,769          (2,190)
                                                                        -------------   -------------

Net increase in cash and cash equivalents............................             358           5,778
Cash and cash equivalents at beginning of period.....................             622           8,899
                                                                        -------------   -------------
Cash and cash equivalents at end of period...........................   $         980   $      14,677
                                                                        =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid........................................................   $         109   $           -
                                                                        =============   =============
Income taxes paid....................................................   $       2,889   $       6,382
                                                                        =============   =============


        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1999

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

        On April 13, 1999, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on April 30, 1999. The dividend was paid on May 17, 1999.

3.	EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (In thousands, except share and per share data):

                                                                  Three months ended         Six months ended
                                                                       June 30,                  June 30,
                                                               -----------------------   -----------------------
                                                                  1999          1998         1999        1998
                                                               ----------   ----------   ----------   ----------
        Numerator for basic and diluted earnings per share:
                Net income..................................   $    2,528   $    6,182   $    6,627   $   11,974
	Denominator:
		Denominator for basic earnings per share--
                        weighted-average shares.............   14,602,000   14,602,000   14,602,000   14,602,000
		Effect of dilutive securities:
                        Employee stock options..............      112,209      224,536       56,658      201,211
                                                               ----------   ----------   ----------   ----------
                Dilutive potential common shares............      112,209      224,536       56,658      201,211
                                                               ----------   ----------   ----------   ----------
                Denominator for diluted earnings per share--
                        adjusted weighted-average shares....   14,714,209   14,826,536   14,658,658   14,803,211
                                                               ==========   ==========   ==========   ==========
        Basic earnings per share............................   $     0.17   $     0.42   $     0.45   $     0.82
                                                               ==========   ==========   ==========   ==========
        Diluted earnings per share..........................   $     0.17   $     0.42   $     0.45   $     0.81
                                                               ==========   ==========   ==========   ==========

                                       6

4.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 June 30,       December 31,
                                                   1999             1998
                                               ------------     ------------
        Deferred tax assets:                          ($ in thousands)
        Employee benefits...................   $        342     $        436
        Inventories.........................            379              356
        Other...............................            193              228
                                               ------------     ------------
        Total deferred tax assets...........            914            1,020

	Deferred tax liabilities:
        Depreciation........................          3,411            3,359
        Other...............................            148              161
                                               ------------     ------------
        Total deferred tax liabilities......          3,559            3,520
                                               ------------     ------------
        Net deferred liabilities............   $      2,645     $      2,500
                                               ============     ============

        In the second quarter of 1999, the Company revised its annual effective tax rate from 38% to 35% primarily to reflect an expected increase in foreign sales corporation benefit on its federal income taxes. The effect of the change in the estimated annual effective tax rate was to decrease income tax expense for the six-month period ended June 30, 1999 by $222,688.

5.      BANK BORROWINGS

        As of June 30, 1999, the Company had drawn $4,959,000 under its Secured Revolving Credit Agreement with a bank at a weighted-average interest rate of 7.92%.

6.      COMMITMENT

        The Company initiated production in June 1999 on one of two production lines in its new manufacturing facility in McIntyre, Georgia. As of June 30, 1999, capital expenditures for the plant totaled $57.7 million, including $1.0 million in construction in progress. The Company estimates that it will spend an additional $1.2 million to complete the facility and expects the second production line to be fully operational in the fourth quarter of this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999

REVENUES. Revenues for the second quarter 1999 were $15.4 million, a decrease of 35% from the second quarter 1998. The decrease was due to a 28% reduction in sales volume and a decrease in the average selling price of high-strength products (CARBOHSP-TM- and CARBOPROP-Registered Trademark-) due to competitive pressures. Domestic sales volume decreased by 32% from the previous year due to decreased drilling activity. Export sales volume decreased by 21% with a significant reduction of sales into Canada due to inclement weather that persisted throughout the quarter.

In North America, the majority of the Company's sales are for use in the stimulation of production in natural gas wells. As a result, sales of the Company's products are significantly influenced by the level of natural gas drilling activity in the region. Natural gas prices decreased approximately two percent from the second quarter 1998, and the number of rigs drilling for natural gas in the U.S. was 33% lower than the same period a year earlier. The number of rigs drilling for natural gas in the U.S. averaged 560 in 1998 and fell as low as 362 in April 1999. After reaching this low point, the number of gas rigs increased steadily throughout the remainder of the quarter, ending the quarter at 453. Management believes that if this increase in gas drilling activity continues, it will result in increased sales volume of the Company's products during the remainder of 1999. Management further believes that the long-term worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy and that this will result in increased demand for the Company's products.

GROSS PROFIT. Gross profit for the quarter was $7.0 million or 45% of revenues as compared to $11.9 million or 50% of revenues for the second quarter 1998. The decrease in gross profit was due to decreased sales volume, the price reduction on high-strength products and increased manufacturing costs at both the New Iberia, Louisiana and Eufaula, Alabama manufacturing facilities which operated at less than full capacity during the quarter. The New Iberia facility's performance also was adversely affected by a major maintenance shutdown during parts of May and June. Production was also reduced at the Eufaula facility near the end of the second quarter to reduce inventory levels. These increased costs were partially offset by a reduction in the freight costs of transporting product from the manufacturing facilities to remote storage facilities. This freight cost improvement is primarily attributable to an improvement in rail service which had been adversely affected in the prior year by the merger of the Southern Pacific and Union Pacific railroads.

Gross profit and gross profit margins will be adversely affected over the next several months as the new production facility in McIntyre, Georgia operates at less than full capacity during its start-up phase. The Company will incur additional depreciation of approximately $1.0 million per quarter on the new facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $3.3 million for the second quarter 1999 and $2.3 million for the corresponding period of 1998. Expenses as a percentage of revenues increased from 10% in the second quarter 1998 to 21.6% for the same period of 1999. The increased costs were due to higher than anticipated start-up costs for the McIntyre facility, increased legal expenses, the write-off of the remaining portion of receivables due from Fracmaster, Ltd. and research and development expenses related to production trials for the development of non-oilfield products.

Six Months Ended June 30, 1999

REVENUES. Revenues for the six months ended June 30, 1999 were $35.5 million, a decrease of 23 percent from the same period in 1998. The decrease was due to an 18% reduction in sales volume and price reductions brought on by competitive pressures. Domestic sales volume decreased by 23% and export volume by 7% compared to the comparable period in 1998.

GROSS PROFIT. Gross profit for the six months ended June 30, 1999 was $17.0 million or 48% of revenues compared to $23.4 million or 50% of revenues for the same period in 1998. The decrease was due to decreased sales volume, decreased selling prices and increased manufacturing costs at all of the company's manufacturing facilities. These costs were partially offset by lower freight costs of transporting product from manufacturing facilities to remote storage facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $6.9 million or 19.4% of revenues for the first six months of 1999 compared to $4.9 million or 10.5% of revenues for the same period of 1998. The increased costs were due to start-up costs for the McIntyre facility, legal expenses, the write-off of Fracmaster, Ltd. receivables and research and development expenses related to non-oilfield product manufacturing trials.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.0 million as of June 30, 1999, an increase of $0.4 million from December 31, 1998. The increase in cash and cash equivalents was due to cash generated from operations of $8.7 million, net borrowings against the Company's line of credit of $5.0 million, net of capital spending of $11.1 million and cash dividends of $2.2 million. Total borrowings under the Company's line of credit as of June 30, 1999 were $5.0 million.

Capital spending of $11.1 million during the first six months of 1999 included $9.6 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. Production at the new facility began in early June. The Company plans to spend an additional $1.2 million for the completion of the new facility. Funding is expected to be provided by existing cash balances and cash generated from operations. The Company believes that existing cash balances, cash generated from operations and, if necessary, additional borrowing under its line of credit will be sufficient to fund its operations, dividends and capital spending requirements through 1999.

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

The Company will utilize both internal and external resources to test and reprogram, replace, or upgrade its software and operating equipment for the Year 2000 modifications. The total cost of the Year 2000 project was originally estimated at $106,000 with funding to be provided through operating cash flows. To date, the Company has incurred approximately $25,000 of these anticipated expenditures, all of which were for new hardware and software systems, which were capitalized. Most projects have been completed and only limited further expenditures are expected.

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

To date, the Company has completed approximately 97 percent of the remediation phase for its information technology systems and has completed all anticipated software replacement. The Company has completed 95 percent of its testing and has implemented 95 percent of its Year 2000 compliant systems. Completion of the testing phase for all significant systems is expected by August 31, 1999, with all remediated systems expected to be fully implemented by September 30, 1999.

The remediation of operating equipment is significantly less difficult than the remediation of the information technology systems because there are minimal automated systems in the manufacturing process. The Company is 100 percent complete in the remediation phase of its operating equipment and has completed testing and implementation.

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

a. The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 13, 1999.

b. The following matters were submitted to a vote at the meeting:

   (1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

        Nominee                            For        Withheld
        -------                         ----------    --------
        Dr. Claude E. Cooke, Jr.        12,410,611      10,183
        William A. Griffin, Jr.         12,410,611      10,183
        William C. Morris               12,410,611      10,183
        John J. Murphy                  12,410,611      10,183
        Jesse P. Orsini                 12,410,611      10,183
        Robert S. Rubin                 12,410,611      10,183

   (2) a recommendation of the Board of Directors that the shareholders appoint the firm of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 1999. The vote on this matter was as follows:

                For                    Against       Abstentions
                ---                    -------       -----------
             12,406,653                 3,901           10,240


ITEM 5.	OTHER INFORMATION

		None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended June 30, 1999.

b.	Exhibits
        27.1 Financial Data Schedule for the interim year to date period ended June 30, 1999.

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


Date:  August 6, 1999

                                 EXHIBIT INDEX

Exhibit                                                Method of Filing
-------                                         -----------------------------
27.1            Financial Data Schedule         Filed herewith electronically