Form 10-Q
period 1999-09-30
CARBO CERAMICS INC
filed 1999-10-15
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of October 15, 1999, 14,602,000 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                       PAGE
  Item 1.  Financial Statements

           Consolidated Balance Sheets -                                              3
           September 30, 1999 (Unaudited) and December 31, 1998

           Consolidated Statements of Income                                          4
           (Unaudited) - Three and nine months ended September 30, 1999 and 1998

           Consolidated Statements of Cash Flows                                      5
           (Unaudited) - Nine months ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements                                6-7
           (Unaudited) - September 30, 1999

  Item 2.  Management's Discussion and Analysis of Financial                         8-10
           Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings                                                         11

  Item 2.  Changes in securities                                                     11

  Item 3.  Defaults upon senior securities                                           11

  Item 4.  Submission of matters to a vote of security-holders                       11

  Item 5.  Other information                                                         11

  Item 6.  Exhibits and reports on Form 8-K                                          11


Signatures                                                                           12

                          FORWARD-LOOKING INFORMATION

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CARBO CERAMICS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,
                                                                              1999        DECEMBER 31,
                                                                           (UNAUDITED)        1998
                                                                          -------------  -------------
                                                                                 ($ IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents.............................................   $           -  $         622
 Trade accounts receivable.............................................          13,209         11,300
 Inventories:
  Finished goods.......................................................           6,714          5,795
  Raw  materials and supplies..........................................           4,006          4,432
                                                                          -------------  -------------
   Total inventories...................................................          10,720         10,227
 Prepaid expenses and other current assets.............................             707            614
 Deferred income taxes.................................................             767          1,020
                                                                          -------------  -------------
  Total current assets.................................................          25,403         23,783
Property, plant and equipment:
 Land and land improvements............................................             944            459
 Buildings.............................................................           6,978          4,613
 Machinery and equipment...............................................          87,473         30,772
 Construction in progress..............................................           3,471         51,709
                                                                          -------------  -------------
  Total................................................................          98,866         87,553
 Less accumulated depreciation.........................................          14,902         11,909
                                                                          -------------  -------------
  Net property, plant and equipment....................................          83,964         75,644
                                                                          -------------  -------------

  Total assets.........................................................   $     109,367  $      99,427
                                                                          =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank borrowings.......................................................   $       5,309  $           -
 Accounts payable......................................................           1,865          3,634
 Accrued payroll and benefits..........................................           1,938          2,609
 Accrued freight.......................................................           1,277            792
 Accrued utilities.....................................................             301            350
 Accrued income taxes..................................................             789            266
 Other accrued expenses................................................             354            987
                                                                          -------------  -------------
  Total current liabilities............................................          11,833          8,638
Deferred income taxes..................................................           4,451          3,520
Shareholders' equity:
 Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
  none outstanding.....................................................               -              -
 Common Stock, par value $0.01 per share, 40,000,000 shares
  authorized: 14,602,000 shares issued and outstanding.................             146            146
 Additional paid-in capital............................................          42,919         42,919
 Retained earnings.....................................................          50,018         44,204
                                                                          -------------  -------------
  Total shareholders' equity...........................................          93,083         87,269
                                                                          -------------  -------------

  Total liabilities and shareholders' equity...........................   $     109,367  $      99,427
                                                                          =============  =============

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 ------------------   ------------------
                                                   1999       1998      1999       1998
                                                 -------    -------   -------    -------
                                                 ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................   $16,888    $22,013   $52,370    $68,394
Cost of goods sold............................    10,867     10,775    29,369     33,760
                                                 -------    -------   -------    -------

Gross profit..................................     6,021     11,238    23,001     34,634
Selling, general and administrative expenses..     2,130      2,706     9,023      7,563
                                                 -------    -------   -------    -------

Operating profit..............................     3,891      8,532    13,978     27,071
Other  income (expense):
 Interest, net................................       (87)       164      (194)       741
 Other, net...................................        (1)       (37)       14        180
                                                 -------    -------   -------    -------
                                                     (88)       127      (180)       921
                                                 -------    -------   -------    -------

Income before income taxes....................     3,803      8,659    13,798     27,992
Income taxes..................................     1,331      3,293     4,699     10,652
                                                 -------    -------   -------    -------

Net income....................................   $ 2,472    $ 5,366   $ 9,099    $17,340
                                                 =======    =======   =======    =======

Earnings per share:
 Basic........................................   $  0.17    $  0.37   $  0.62    $  1.19
                                                 =======    =======   =======    =======
 Diluted......................................   $  0.17    $  0.36   $  0.62    $  1.17
                                                 =======    =======   =======    =======







        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ---------------------
                                                                             1999        1998
                                                                          ---------   ---------
                                                                             ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income.............................................................   $   9,099   $  17,340
Adjustments to reconcile net income to net cash provided by operating..
 activities:
  Depreciation.........................................................       2,993       1,587
  Deferred income taxes................................................       1,184         972
  Changes in operating assets and liabilities:
   Trade accounts receivable...........................................      (1,909)     (1,031)
   Inventories.........................................................        (493)       (187)
   Prepaid expenses and other current assets...........................         (93)       (268)
   Accounts payable....................................................          99         630
   Accrued payroll and benefits........................................        (671)        (23)
   Accrued freight.....................................................         485         158
   Accrued utilities...................................................         (49)         40
   Accrued income taxes................................................         523        (102)
   Other accrued expenses..............................................        (633)        181
                                                                          ---------   ---------
Net cash provided by operating activities..............................      10,535      19,297

INVESTING ACTIVITIES
Maturities of investment securities....................................           -      13,905
Purchases of property, plant and equipment.............................     (13,181)    (30,263)
                                                                          ---------   ---------
Net cash used in investing activities..................................     (13,181)    (16,358)

FINANCING ACTIVITIES
Proceeds from bank borrowings..........................................      15,059           -
Repayments on bank borrowings..........................................      (9,750)          -
Dividends paid.........................................................      (3,285)     (3,285)
                                                                          ---------   ---------
Net cash provided by (used in) financing activities....................       2,024      (3,285)
                                                                          ---------   ---------

Net decrease in cash and cash equivalents..............................        (622)       (346)
Cash and cash equivalents at beginning of period.......................         622       8,899
                                                                          ---------   ---------
Cash and cash equivalents at end of period.............................   $       -   $   8,553
                                                                          =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid..........................................................   $     198   $       -
                                                                          =========   =========
Income taxes paid......................................................   $   2,992   $   9,782
                                                                          =========   =========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

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

2.   DIVIDENDS PAID

   On  July 13, 1999, the Board of Directors declared a cash dividend of $0.075
per  common  share  payable to shareholders of record on July  30,  1999.   The
dividend was paid on August 16, 1999.

3.   EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                            Three months ended        Nine months ended
                                                               September 30,            September 30,
                                                          ----------------------   ----------------------
                                                             1999        1998         1999        1998
                                                          ----------  ----------   ----------  ----------
  Numerator for basic and diluted earnings per share:
   Net income..........................................   $    2,472  $    5,366   $    9,099  $   17,340
  Denominator:
   Denominator for basic earnings per share--
        weighted-average shares........................   14,602,000  14,602,000   14,602,000  14,602,000
   Effect of dilutive securities:
     Employee stock options............................      149,929     156,818       87,748     186,413
                                                          ----------  ----------   ----------  ----------
    Dilutive potential common shares...................      149,929     156,818       87,748     186,413
                                                          ----------  ----------   ----------  ----------
   Denominator for diluted earnings per share--
      adjusted weighted-average shares.................   14,751,929  14,758,818   14,689,748  14,788,413
                                                          ==========  ==========   ==========  ==========
  Basic earnings per share.............................   $     0.17  $     0.37   $     0.62  $     1.19
                                                          ==========  ==========   ==========  ==========
  Diluted earnings per share...........................   $     0.17  $     0.36   $     0.62  $     1.17
                                                          ==========  ==========   ==========  ==========

                                       6

4.   INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           September 30,   December 31,
                                               1999           1998
                                           -------------  -------------
  Deferred tax assets:                           ($ in thousands)
  Employee benefits.....................   $         350  $         436
  Inventories...........................             365            356
  Other.................................              52            228
                                           -------------  -------------
  Total deferred tax assets.............             767          1,020

  Deferred tax liabilities:
  Depreciation..........................           4,303          3,359
  Other.................................             148            161
                                           -------------  -------------
  Total deferred tax liabilities........           4,451          3,520
                                           -------------  -------------
  Net deferred liabilities..............   $       3,684  $       2,500
                                           =============  =============

5.   BANK BORROWINGS

  The Company has a Secured Revolving Credit Agreement (the "Credit
Agreement") with a bank under which it may borrow up to $10.0 million optionally at either the bank's Base Rate or LIBOR Fixed Rate (as defined in the Credit Agreement) through December 31, 2000. The weighted-average interest rate on borrowings against the Credit Agreement was 8.04% for the nine months ended September 30, 1999. As of September 30, 1999, the Company had an outstanding balance of $5,309,000 under the Credit Agreement.

6.   COMMITMENT

   The Company has been operating one of two production lines in its new manufacturing facility in McIntyre, Georgia since June 1999. As of September 30, 1999, capital expenditures for the plant totaled $59.1 million, including $255,000 in construction in progress. The Company estimates that it will spend an additional $500,000 to complete the facility and expects the second production line to be operational in the fourth quarter of this year.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999

REVENUES.   Revenues for the third quarter 1999 were $16.9 million, a decrease of 23% from the third quarter 1998. The decrease in revenues was attributable to a 20% reduction in sales volume due to a reduction in oil and gas drilling activity and a decrease of approximately 4% in the average selling price due to competitive pressures. Domestic sales volume decreased by 22% while export volume decreased by 17%. Sales of lightweight products (CARBOLITE-Registered Trademark- and CARBOECONOPROP-Registered Trademark-) decreased by 29% while sales of high strength products (CARBOHSP-TM- and CARBOPROP-Registered Trademark-) increased by 6%, with CARBOHSP-TM- sales increasing by 32%.

In North America, the majority of the Company's sales are for use in the stimulation of production in natural gas wells. As a result, sales of the Company's products are significantly influenced by the level of natural gas drilling activity in the region. While the number of rigs drilling for natural gas in the U.S. increased throughout the third quarter of 1999, the average number or rigs drilling for natural gas was 7% lower than the same period a year earlier. The number of rigs drilling for natural gas in the U.S. peaked at 650 in late 1997, averaged 560 in 1998, and fell as low as 362 in April 1999. As of the September 30, 1999 the number of rigs drilling for natural gas in the U.S. was 597. Management believes that the recent increase in gas drilling activity in both the U.S. and Canada will result in increased sales volume of the Company's products during the remainder of 1999. Management further believes that the long-term worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy and that this will result in increased demand for the Company's products.

GROSS PROFIT. Gross profit for the quarter was $6.0 million or 36% of revenues as compared to $11.2 million or 51% of revenues for the third quarter 1998.
The most significant factor, other than the decreased sales volumes and pricing mentioned above, contributing to the decrease in gross profit was an increase in manufacturing costs associated with the startup and operation of a new production facility in McIntyre, Georgia. The depreciation on the McIntyre facility added $1.0 million to cost of goods sold during the third quarter 1999. Operating performance at the McIntyre facility was better than anticipated during its first full quarter of operation. The plant operated one of its two production lines at nearly 80% of its stated capacity and variable manufacturing costs were 2% lower than the Company's New Iberia manufacturing facility. Gross margins will continue to be adversely affected for the remainder of the year as the Company expects to continue to operate all three of its manufacturing facilities, although at less than full capacity, in order to maintain sufficient inventories of its entire product line in anticipation of increased demand in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $2.1 million for the third quarter 1999 and $2.7 million for the corresponding period of 1998. The decreased costs were due to the fact that costs associated with the startup of the McIntyre facility were expensed in the third quarter of 1998 while all expenses associated with the facility were included in cost of goods sold following the initial production from the plant in the second quarter of 1999. Legal expenses and incentive compensation also declined in the third quarter 1999.

Nine Months Ended September 30, 1999

REVENUES.   Revenues for the nine months ended September 30, 1999 were $52.4 million, a decrease of 23% from the same period in 1998. The decrease was due to an 18% reduction in sales volume due to a reduction in drilling activity and
price reductions brought on by competitive pressures.   For the nine months
ended September 30, 1999 the U.S. natural gas rig count was 22 percent lower than the same period in 1998. However, at the end of September the natural gas rig count exceeded the year earlier levels for the first time this year. Domestic sales volume decreased by 23% and export volume by 10% compared to the comparable period in 1998.

GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 was $23.0 million or 44% of revenues compared to $34.6 million or 51% of revenues for the same period in 1998. The decrease was due to decreased sales volume, decreased selling prices and increased manufacturing costs at all of the Company's manufacturing facilities. Increased manufacturing costs were partially offset by lower freight costs of transporting product from manufacturing facilities to remote storage facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $9.0 million or 17% of revenues for the first nine months of 1999 compared to $7.6 million or 11% of revenues for the same period of 1998. The increased costs for 1999 were due to start-up costs for the McIntyre facility, the write-off of Fracmaster, Ltd. receivables in the first quarter and research and development expenses related to non-oilfield product manufacturing trials, partially offset by decreased legal expenses and a reduction in incentive compensation due to the decline in operating results.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled a zero balance as of September 30, 1999, a decrease of $0.6 million from December 31, 1998. The decrease in cash and cash equivalents was due to cash generated from operations of $10.6 million, net borrowings of $5.3 million against the Company's line of credit, net of capital spending of $13.2 million and cash dividends of $3.3 million. Total borrowings under the Company's line of credit as of September 30, 1999 were $5.3 million.

Capital spending of $13.2 million during the first nine months of 1999 included $11.0 million related to continuing construction of a new manufacturing facility in McIntyre, Georgia. Production at the new facility began in early June. The Company plans to spend an additional $0.5 million for the completion of the new facility. Funding is expected to be provided by existing cash balances and cash generated from operations. The Company believes that existing cash balances, cash generated from operations and, if necessary, additional borrowing under its line of credit will be sufficient to fund its operations, dividends and capital spending requirements through the year 2000.

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

The Company previously determined that it would be required to modify or replace some of its software and certain hardware so that the Company's systems would properly recognize dates beyond December 31, 1999. The Company presently believes that it has completed the modifications or replacement of software and certain hardware necessary to mitigate the Year 2000 Issue, but that if such modifications and replacements had not been made or completed in a timely manner, the Year 2000 Issue could have had a material impact on the operations of the Company.

The Company utilized both internal and external resources to test and reprogram, replace, or upgrade its software and operating equipment for the Year 2000 modifications. The total cost of the Year 2000 project was $49,000 with funding provided through operating cash flows. All of the expenditures were for new hardware and software systems, which were capitalized. All projects have been completed and no further expenditures are expected.

The Company's actions to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. The Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that some of the Company's significant information technology systems could be affected. However, the major administrative systems (including the general ledger, billing, and inventory systems) have already been replaced by a Year 2000 compliant system. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) could also be at risk.

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

To date, the Company has completed the remediation phase for its information technology systems and has completed all anticipated software replacement. The Company also has completed its testing and has implemented all of its Year 2000 compliant systems.

The remediation of operating equipment was significantly less difficult than the remediation of the information technology systems because there are minimal automated systems in the manufacturing process. The Company has completed the remediation phase of its operating equipment and has completed testing and implementation.

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

Management of the Company believes it has dealt with the Year 2000 issue in an effective and timely manner by taking the actions noted above. Still, disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenue, if any, cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended September 30, 1999.

b.   Exhibits
     27.1 Financial Data Schedule for the interim year to date period ended September 30, 1999

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


Date:  October 15, 1999

                                 EXHIBIT INDEX

Exhibit                                                  Method of Filing
-------                                           -----------------------------
     27.1          Financial Data Schedule.....   Filed herewith electronically