Form 10-K405
period 1999-12-31
CARBO CERAMICS INC
filed 2000-03-03
CIK 1009672

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]          [ ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 29, 2000, as reported on the Nasdaq National Market, was approximately $65,987,325. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 29, 2000, Registrant had outstanding 14,602,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 11, 2000 are incorporated by reference in Part III.

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

     Hydraulic fracturing is the most widely used method of increasing production from oil and gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, such as ceramic proppant or sand-based proppant, is suspended in the fluid and packs the newly created fracture, keeping the fracture open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

     CARBO Ceramics was formed in 1987 for the purpose of purchasing the assets of Standard Oil Proppants Company Ltd. (SOPCO). SOPCO was a joint venture formed to operate the combined proppant businesses of the Carborundum Company and Dresser Industries. These proppant businesses were started in 1978 and 1984 respectively. While the Carborundum Company and Dresser Industries had primarily manufactured high strength, premium priced proppants for use in very deep wells, CARBO Ceramics has pursued a strategy of introducing new, lower-priced, lightweight, intermediate strength ceramic proppants to capture a greater portion of the large market for sand-based proppants.

     Based on the Company's internally generated market information and information contained in the United States Geological Survey Minerals Yearbook, the Company estimates that it supplies 60% of the ceramic proppants and 8% of all proppants used worldwide. During the year ended December 31, 1999, the Company generated approximately 61% of its revenues in the U.S. and 39% in international markets.

PRODUCTS

     The Company manufactures four distinct ceramic proppants. CARBOHSP(TM) 2000 and CARBOPROP(R) are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP(TM) 2000 was introduced in January 2000 and is an improved version of CARBOHSP(TM), which was introduced in 1979 as the original ceramic proppant. CARBOHSP(TM) 2000 has the highest strength of the ceramic proppants manufactured by CARBO Ceramics and is used primarily in the fracturing of deep gas wells. CARBOPROP(R), which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP(TM) 2000 and was developed for use in deep gas wells that do not require the strength of CARBOHSP(TM) 2000.

     The CARBOLITE(R) and CARBOECONOPROP(R) products are lightweight, intermediate strength proppants designed for use in gas wells of moderate depth and shallower oil wells. The products are manufactured and sold to compete directly with sand-based proppants. CARBOLITE(R), introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppants may not be essential, but where higher production rates can be achieved due to the product's roundness and uniform grain size.

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

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Dowell and Halliburton Company, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 85% of the Company's 1999 revenues and approximately 88% of the Company's 1998 revenues. However, the end users of the Company's products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company has historically worked with the pressure pumping service companies to present the advantages of using ceramic proppants to the operators of natural gas and oil wells. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product quality and delivery performance.

     The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company must market its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company's sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of well service companies that offer pressure pumping services, and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies. The Company intends to expand its technical sales force in 2000 and continue to increase its efforts to educate end users on the benefits of using ceramic proppants. The Company currently provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company's ceramic proppants versus that of other proppants in the hydraulic fracturing of a natural gas or oil well.

     The Company's Vice President of Marketing and Technology coordinates worldwide sales and marketing activities. The Company's export marketing efforts in 1999 were conducted through its sales office in Aberdeen, Scotland and through commissioned sales agents located in South America, China and Australia.

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 39%, 35% and 37% of the Company's sales for 1999, 1998 and 1997, respectively.

     The distribution of the Company's export and domestic revenues is shown below, based upon the region in which the customer used the proppants:

LOCATION                                                      1999     1998     1997
--------                                                      -----    -----    -----
                                                                  ($ IN MILLIONS)
United States...............................................  $42.3    $54.3    $53.3
International...............................................   27.4     29.8     31.8
                                                              -----    -----    -----
          Total.............................................  $69.7    $84.1    $85.1
                                                              =====    =====    =====

COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton-Alcoa Proppants ("Norton-Alcoa"). Norton-Alcoa is a joint venture of Compagnie de Saint-Gobain, a French glass and materials company, and Aluminum Company of America. Norton-Alcoa manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineraco Curimbaba ("Curimbaba"), based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP(TM), which is marketed in the United States under the name "Sinterball". The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton-Alcoa. The Company believes that it supplies approximately 60% of the ceramic proppants and approximately 8% of all proppants used by the oilfield services companies that perform fracturing services worldwide.

     Competition for CARBOHSP(TM) 2000 and CARBOPROP(R) includes ceramic proppants manufactured by Norton-Alcoa and Curimbaba. The Company's CARBOLITE(R) and CARBOECONOPROP(R) products compete with ceramic proppants produced by Norton-Alcoa and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmount Minerals.

     The Company believes that the most significant factors that influence a customer's decision to purchase the Company's products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppants in an increasingly broad range of applications and thus increased the overall market for the Company's products.

     Prior to 1997, the Company had generally maintained sufficient inventory to satisfy demand for its products. However, beginning in 1997 and continuing through the first half of 1998, it became obvious to the management of the Company that previous capacity additions were insufficient to satisfy demand in an improving market. The Company addressed this issue through the construction of a new manufacturing facility in McIntyre, Georgia, which was completed and began limited production in June 1999. When fully operational, the McIntyre facility will increase the manufacturing capacity of the Company by approximately 60 percent or 200 million pounds per year.

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

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, Eufaula, Alabama, and McIntyre, Georgia, and at seven remote stocking facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Rotterdam, The Netherlands; and Tianjin, China. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs and Edmonton and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the sites in the Netherlands and China are supplied by container ship. In total, the Company leases 123 rail cars for use in the distribution of its products. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

RAW MATERIALS

     Ceramic proppants are made from alumina-bearing ores (commonly referred to as bauxite, bauxitic clay or kaolin, depending on the alumina content), that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable deposits are located in Australia, China, Jamaica, Russia and Surinam.

     For the production of CARBOHSP(TM) 2000, the Company uses calcined, abrasive-grade bauxite imported from Australia. The Company has entered into an agreement with a sole supplier to supply its anticipated need for this ore in 2000. For the production of CARBOPROP(R), the Company uses bauxitic clay mined in

Arkansas. The Company has entered into a contract for the processing and supply of Arkansas bauxitic clay. The Company believes that this agreement, which stipulates a fixed price for the ore, subject to annual upward adjustments in accordance with a producer price index, will provide a sufficient supply of bauxite and bauxitic clay to meet its anticipated requirement through 2001.

     The Company's Eufaula facility exclusively employs locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 80% of the Eufaula facility's annual kaolin requirements, each through 2003. This agreement stipulates a fixed price, subject to annual adjustment in accordance with fluctuations (within an 8% annual limit) in the producer price index.

     The new production facility in McIntyre, Georgia, uses the imported calcined bauxite and domestic bauxitic clays discussed above for the production of CARBOHSP(TM) 2000 and CARBOPROP(R) and uses locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a long-term supply agreement for kaolin that stipulates a fixed price subject to annual adjustments for changes in the producer price index and fuel costs. The agreement requires the Company to purchase at least 80% of the McIntyre facility's annual kaolin requirement from the supplier. The supply contract provides for a twenty-year supply of raw materials.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500 degreesF to 3,000 degreesF in a rotary kiln.

     The Company uses two different methods to produce ceramic proppants. The Company's plants in New Iberia, Louisiana, and McIntyre, Georgia, use a dry process (the "Dry Process") which starts with bauxite, bauxitic clay or kaolin that has been dried to remove both free water and water which was chemically bound within the ore. This drying process is referred to as calcining. For the production of CARBOHSP(TM) 2000 and CARBOPROP(R), calcined ores are received at the plant and ground into a dry powder. For the production of CARBOLITE(R) and CARBOECONOPROP(R) at the McIntyre plant, ores are calcined at the plant before being ground into a powder. Pellets are formed by combining the powder with water and binders and introducing the mixture into high-shear mixers. The process is completed once the green pellets are sintered in a rotary kiln. The Company's competitors also use the Dry Process to produce ceramic proppants.

     The Company's plant in Eufaula, Alabama, uses a wet process (the "Wet Process"), which starts with moist, uncalcined kaolin from local mines. The kaolin is dispersed with chemicals in a water slurry. With an atomizer, the slurry is sprayed into a dryer that causes the slurry to harden into green pellets. These green pellets are then sintered in rotary kilns. The Company believes that the Wet Process is unique to its plant in Eufaula, Alabama.

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

PRODUCTION CAPACITY

     The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppants. Prior to 1993, the Company's production capacity was substantially in excess of its sales requirements. Since that time, however, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In October 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company's CARBOLITE(R) and CARBOECONOPROP(R) products. In May 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP(TM) and CARBOPROP(R). In February 1996, the Company commenced operation of its second 80 million-pound per year expansion of the Eufaula plant. Total annual capacity is currently 100 million pounds at the New Iberia facility and 250 million pounds at the Eufaula facility.

     In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant is 200 million pounds per year and the total cost of the plant was approximately $60 million. Initial cost estimates for the plant were approximately $40 million. However, the size and complexity of the plant increased during the completion of engineering, causing completion costs to increase. The plant consists of two distinct production lines housed in a single building. Initial production was generated from the first production line in June 1999 and full design throughput was achieved on that line in November 1999. Initial production from the second production line began in December 1999 and that plant is expected to be capable of operating at full capacity in early 2000. The plant will be capable of producing all of the Company's product lines and has been designed to be expandable to a capacity of 400 million pounds per year.

     The following table sets forth the date of construction of and recent expansion of the Company's manufacturing facilities:

                        YEAR OF        ANNUAL
LOCATION               COMPLETION     CAPACITY                PRODUCTS
--------               ----------   ------------              --------
                                    (MILLIONS OF
                                      POUNDS)
New Iberia, Louisiana
  Plant 1............     1979           20        CARBOHSP(TM) 2000 and CARBOPROP(R)
  Plant 2............     1981           40        CARBOHSP(TM) 2000 and CARBOPROP(R)
    1995 Expansion...     1995           40        CARBOHSP(TM) 2000 and CARBOPROP(R)
                                        ---
          Total......                   100
                                        ===
Eufaula, Alabama
                          1983           90        CARBOLITE(R) and CARBOECONOPROP(R)
    1993 Expansion...     1993           80        CARBOLITE(R) and CARBOECONOPROP(R)
    1996 Expansion...     1996           80        CARBOLITE(R) and CARBOECONOPROP(R)
                                        ---
          Total......                   250
                                        ===
McIntyre, Georgia
                          1999          200        CARBOLITE(R), CARBOECONOPROP(R)
                                        ===
                                                   CARBOHSP(TM) 2000 and CARBOPROP(R)

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

EMPLOYEES

     At December 31, 1999, the Company had 159 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters (approximately 2,700 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre, Georgia, facility through 2009 at which time title will be conveyed to the Company.

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

     The facility in McIntyre, Georgia includes real property, consisting of approximately 36 acres, plant and equipment that is leased by the Company from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on January 1, 2009. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for an agreed upon price.

     The Company's customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas, Rock Springs, Wyoming and Edmonton, Alberta, Canada.

ITEM 3. LEGAL PROCEEDINGS

     On April 26, 1999, the Company was served with a U.S. federal grand jury subpoena requesting the production of documents in connection with an investigation by the Antitrust Division of the U.S. Department of Justice of possible anti-competitive activity in the proppants industry. The Company has complied with this request. It is not possible at this time to predict how this investigation will proceed or the effect, if any, of its ultimate outcome on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Jesse P. Orsini (age, 59): Mr. Orsini, President and Chief Executive Officer, has served as President, Chief Executive Officer and a Director of the Company since its organization in 1987.

     Terry P. Keefe (age, 51): Mr. Keefe has been Vice President of Manufacturing since July 1997. Prior to being elected Vice President of Manufacturing, Mr. Keefe was Plant Manager of the Company's Eufaula, Alabama plant since the organization of the Company in 1987.

     Dr. C. Mark Pearson (age, 43): Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Arco Petroleum Company from 1984 through December 1995.

     Paul G. Vitek (age, 41): Mr. Vitek has been the Vice President of Finance since February 1996 and has served as Treasurer and Secretary of the Company since 1988.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  (a) Market Information

     The Company's Common Stock began trading on the NASDAQ National Market under the symbol CRBO upon completion of the Company's initial public offering on April 23, 1996. Per share stock prices for the quarterly periods during 1999 and 1998 as reported by NASDAQ were as follows:

                                                                LOW      HIGH
                                                              -------   -------
1999
  First quarter.............................................  $14.000   $22.250
  Second quarter............................................   17.750    30.438
  Third quarter.............................................   20.000    32.250
  Fourth quarter............................................   19.000    30.000
1998
  First quarter.............................................  $26.625   $39.000
  Second quarter............................................   32.500    38.000
  Third quarter.............................................   16.250    36.000
  Fourth quarter............................................   16.688    29.250

  (b) Holders

     As of February 17, 2000, there were 14,602,000 shares of common stock outstanding held by 31 holders of record and approximately 465 beneficial holders.

  (c) Dividends

     The Company paid quarterly cash dividends of $0.075 per share on its Common Stock in 1999 and 1998. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Revenues..............................  $ 69,738    $84,095    $85,122    $65,151    $58,001
  Cost of goods sold....................    41,718     41,665     42,186     34,517     29,297
                                          --------    -------    -------    -------    -------
  Gross profit..........................    28,020     42,430     42,936     30,634     28,704
  Selling, general and administrative
     expenses(1)........................    11,761      9,977      8,915      8,126      7,148
                                          --------    -------    -------    -------    -------
  Operating profit......................    16,259     32,453     34,021     22,508     21,556
  Other, net............................      (288)       974      1,004        175        157
                                          --------    -------    -------    -------    -------
  Income before income taxes............    15,971     33,427     35,025     22,683     21,713
  Income taxes..........................     5,459     12,719     12,936      5,883         --
                                          --------    -------    -------    -------    -------
  Net income............................  $ 10,512    $20,708    $22,089    $16,800    $21,713
                                          ========    =======    =======    =======    =======
  Earnings per share
     Basic..............................  $   0.72    $  1.42    $  1.51
                                          ========    =======    =======
     Diluted............................  $   0.71    $  1.40    $  1.50
                                          ========    =======    =======
Pro Forma Data (Unaudited)(2):
  Income before income taxes............                                    $22,683    $21,713
  Pro forma income taxes................                                      8,393      8,034
                                                                            -------    -------
  Pro forma net income..................                                    $14,290    $13,679
                                                                            =======    =======
  Pro forma earnings per share (3)
     Basic..............................                                    $  0.98    $  0.94
                                                                            =======    =======
     Diluted............................                                    $  0.97    $  0.94
                                                                            =======    =======
Balance Sheet Data:
  Current assets........................  $ 23,809    $23,783    $46,861    $38,158    $17,085
  Current liabilities excluding bank
     borrowings.........................     5,648      8,638      7,616      5,204      4,928
  Bank borrowings -- current............     1,809         --         --         --      2,780
  Property, plant and equipment, net....    83,171     75,644     34,093     22,247     22,004
  Total assets..........................   106,980     99,427     80,954     60,405     39,089
  Total shareholders' equity............    93,400     87,269     70,942     53,234     31,381
  Cash dividends per share(4)...........  $   0.30    $  0.30    $  0.30    $  0.15

---------------

(1) Selling, general and administrative (SG&A) expenses for 1999 and 1998 include plant start-up costs of $1,464,000 and $451,000, respectively. In 1996, SG&A expenses include an incremental charge of $877,225 relating to the accelerated recognition of compensation expense for the vesting of restricted stock in connection with the Company's initial public offering.

(2) Pro forma data reflects the effects on historical income statement data for the years ended December 31, 1996 and 1995 as if the Company had been treated as a C Corporation for the entire year for income tax purposes, with an estimated effective income tax rate of 37%. The Company terminated its S Corporation election on April 23, 1996 prior to its initial public offering.

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

     Ceramic proppants are premium products that are sold at higher prices than sand or resin-coated sand, the two primary alternative proppants. The principal advantage of ceramic proppants is that they are stronger than sand-based proppants. The higher strength of ceramic proppants results in higher production rates in deep wells where sand or resin-coated sand may be crushed under high closure stress. Consequently, the level of deep drilling activity (generally defined as wells deeper than 7,500 feet) influences the Company's business. Ceramic proppants are also more uniform in size and shape than sand-based proppants. This uniformity can result in higher production rates than sand-based proppants when used in wells that do not otherwise require ceramics for their higher strength.

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

     From 1986 through 1996, the ceramic proppant industry had productive capacity in excess of demand. The competitive pressure brought on by this excess capacity made it difficult for the Company to raise prices on its products. However, the Company continued to grow its revenues through the introduction of new ceramic proppants aimed at increasing the use of ceramic proppants in the fracturing of medium depth wells, which had previously been fractured with sand-based proppants. CARBOLITE(R) was introduced in 1986 and is the Company's most popular product in the oil-dominated export market. CARBOECONOPROP(R), which was introduced in 1992, has been widely accepted in the industry and has been the Company's fastest growing product line over the past five years. The Company expects that CARBOECONOPROP(R) will continue to be the fastest growing product line in the foreseeable future.

     In the latter half of 1996, the industry began to operate near full capacity and product availability on certain product lines was limited. In 1997, demand for ceramic proppants continued to increase and the availability of all ceramic products was limited. Based on the strong market demand, the Company raised prices on its products by an average of 5%, effective in the first quarter 1997. Drilling activity and the demand for ceramic proppants remained strong throughout 1997 and the Company generated record earnings for the year. The Company raised prices on its products by an average of 5%, effective in the first quarter of 1998. Strong demand for ceramic proppants continued through the first half of 1998, with the Company realizing record financial results for the first three quarters of the year. However, in the second half of 1998, a rapid decline in oil prices resulted in a significant reduction in the number of oil and gas wells drilled and completed. The Company felt the effects of this decline in the fourth quarter of 1998 as revenues decreased by 29 percent versus the previous quarter and 33 percent from the fourth quarter of 1997.

     Oil prices remained depressed through much of the first half of 1999 and worldwide drilling activity decreased dramatically. In 1999, the worldwide rig count averaged 1,442, a decline of 22 percent from 1998 and 33 percent from 1997. Future growth in the Company's revenues and net income are dependent on the future demand for ceramic proppants that is generated from the demand for natural gas and oil worldwide and on the Company's ability to continue to penetrate the market for sand-based proppants. Management believes that the worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy. With this in mind, the Company initiated construction of its new manufacturing facility in McIntyre, Georgia in July 1997. When fully complete, the plant will cost approximately $60 million. Initial capacity of the plant is expected to be 200 million pounds per year, an increase of approximately 60% over current manufacturing capacity. The first line of the new facility was started up in June 1999, and was running at 100% of design capacity for portions of the fourth quarter of 1999. The Company expects to complete the start-up of the second line in early 2000.

NET INCOME

                                                    PERCENT             PERCENT
                                           1999     CHANGE     1998     CHANGE     1997
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Net Income..............................  $10,512     (49)%   $20,708     (6)%    $22,089

     The Company reported net income for 1999 that was 49 percent below the previous year. A significant reduction in oil and gas drilling activity, combined with higher than expected costs at the Company's manufacturing facilities, start-up costs at the Company's new facility in McIntyre, Georgia, and price pressure on the high strength products in the South Texas market were the primary causes of the decline.

     Although the Company reported record net income through the first nine months of 1998, a dramatic reduction in oil prices and related drilling activity resulted in a significant decline in the Company's sales volume in the fourth quarter of 1998. As a result, net income for 1998 declined by 6 percent from 1997.

     Individual components of net income are discussed below.

REVENUES

                                                    PERCENT             PERCENT
                                           1999     CHANGE     1998     CHANGE     1997
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Revenues................................  $69,738     (17)%   $84,095     (1)%    $85,122

     CARBO Ceramics Inc.'s 1999 revenues of $69.7 million were 17 percent lower than 1998 revenues. Total sales volumes decreased by 12 percent, with domestic volumes down 15 percent and export volumes down 7 percent from 1998. The decline in domestic volumes was due in large part to a significant decline in sales of CARBOECONOPROP(R) into the south Texas market -- the result of a dramatic drop in rig activity in that area of the country, and a significant decrease in Alaskan activity -- the direct result of lower oil prices. Revenues were also negatively impacted by price pressure on high strength products in the South Texas market. The decline in export volume was due primarily to a decrease in sales into the Pacific Rim region.

     The Company's 1998 revenues of $84.1 million were 1% lower than revenues in 1997. Sales volume decreased 3% from 1997, but the effect of this was offset by an increase in the average selling price that was the result of a price increase of approximately 5% which became effective in January 1998. Domestic sales volumes increased 1% from 1997, while export volumes decreased 10%. The most substantial volume decline occurred in Russia where the Company experienced a 76% decrease from 1997 to 1998. Despite the overall slow down in drilling activity in 1998, the volume of CARBOECONOPROP(R) products sold increased by 20% over 1997. The largest part of this increase was represented by sales into Mexico.

GROSS PROFIT

                                                    PERCENT             PERCENT
                                           1999     CHANGE     1998     CHANGE     1997
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Gross Profit............................  $28,020    (34)%    $42,430    (1)%     $42,936
Gross Profit %..........................      40%                 50%                 50%

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

     Gross profit for 1999 was $14,410,000 lower than 1998. Gross profit as a percentage of sales was 40 percent for 1999, compared to 50 percent for 1998. The significant decrease in gross profit was the result of the decrease in revenues discussed above and an increase in production expenses. The increase is production expenses was the direct result of management's decision to start-up the new production facility in McIntyre, Georgia despite the weak demand experienced through much of 1999. This decision was made to position the Company for a recovering market in 2000 but resulted in all three of the Company's manufacturing facilities operating at less than full capacity. In addition, costs at the New Iberia facility were adversely affected by a six-week maintenance shutdown in May/June to install a new kiln shell and replace the rotation system. These increases in cost were partially offset by lower freight costs experienced in transferring finished goods from the Eufaula manufacturing facility to the remote storage facility in San Antonio, Texas. High freight costs were incurred in 1998 due to rail service problems related to the merger of the Union Pacific and Southern Pacific railway systems.

     Gross profit for 1998 decreased by $506,000 from 1997. Gross profit as a percentage of sales remained unchanged at 50% for 1998 as compared to 1997. The positive effects of the price increase in January 1998 and lower manufacturing costs at the New Iberia manufacturing facility were offset by an increase in the percentage of lower-priced CARBOECONOPROP(R) sales (52% of 1998 volume compared to 42% of 1997 volume) and an increase in freight costs incurred in transferring material from the Eufaula, Alabama manufacturing facility to the remote storage facility in San Antonio, Texas. The increased freight costs were the result of rail service problems, including delays in delivery and improper routing of rail cars following the merger of the Union Pacific and Southern Pacific railway systems. The lower production costs achieved at New Iberia were the result of improved efficiency due to increased production and lower maintenance spending as compared to 1997.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND PLANT START-UP EXPENSES

                                                              PERCENT            PERCENT
                                                     1999     CHANGE     1998    CHANGE     1997
                                                    -------   -------   ------   -------   ------
                                                                  ($ IN THOUSANDS)
SG&A..............................................  $11,761     18%     $9,977     12%     $8,915
SG&A as a % of Revenues...........................    16.9%              11.9%              10.5%

     Selling, general and administrative expenses increased by $1,784,000 in 1999 over 1998. SG&A expenses also increased as a percentage of sales to 16.9 percent in 1999 from 11.9 percent in 1998. The single largest contributor to these increased costs was start-up expenses related to the new manufacturing facility in McIntyre, Georgia. These expenses totaled $1,464,000 in 1999, compared to $451,000 during 1998. Other significant items include expenses related to exploring the marketing and manufacturing potentials in China, New Iberia plant trials to develop products for non-oilfield applications (charged to research and development), legal fees related to a Department of Justice inquiry, and a write-off of most of the receivables of one of our customers. This customer has subsequently been acquired by one of our three major customers.

     Selling, general and administrative expenses increased by $1,062,000 in 1998 over 1997. SG&A expenses also increased as a percentage of sales to 11.9% in 1998 from 10.5% in 1997. The largest increases were in marketing expenses. Additional sales personnel were employed in anticipation of additional manufacturing capacity and to explore new markets for our products outside the oilfield. In addition, the Company has contracted with an outside consultant to provide assistance to our marketing department in developing technical sales presentations. An increase in depreciation expense resulted from expansions at the Company's Edmonton, Canada and Rock Springs, Wyoming remote storage facilities, both of which were completed during the first half of 1998. The Company also incurred $451,000 of start-up expenses during 1998 related to the construction of the new manufacturing facility in McIntyre, Georgia.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 1999 were $0.2 million compared to $0.6 million at the beginning of the year. The Company generated cash from operations of $16.2 million. Total capital expenditures for the year were $14.0 million, cash dividends paid totaled $4.4 million and net proceeds from bank borrowings during the year totaled $1.8 million.

     Capital spending on the new Georgia manufacturing facility, scheduled to be 100% completed by early 2000, was $11.8 million. The balance of $2.2 million was spent on the normal replacement of capital equipment.

     The Company plans to spend approximately $0.2 million for the completion of its new manufacturing facility in McIntyre, Georgia in 2000, with funding expected to be provided by cash generated from operations. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.075 per share.

     The Company maintains an unsecured line of credit in the amount of $10.0 million. As of December 31, 1999, there was $1.8 million outstanding under the credit agreement. As of February 28, 2000 the Company had an outstanding balance of $0.9 million under this line of credit. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2000. The Company is currently engaged in discussions to extend or renew its line of credit beyond 2000.

     See "Forward-Looking Information" under Item 1 hereof.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $49,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in pages F-1 through F-12 of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Consolidated Financial Statements:

     The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-12 of this Report:

Report of Independent Auditors
Consolidated Balance Sheets at December 31, 1999 and 1998
Consolidated Statements of Income for each of the three
  years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Shareholders' Equity for each of
  the three years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999, 1998 and 1997

  (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1999.

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

Dated: March 3, 2000

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ WILLIAM C. MORRIS                  Chairman of the Board           March 3, 2000
-----------------------------------------------------
                  William C. Morris

                 /s/ JESSE P. ORSINI                   President, Chief Executive      March 3, 2000
-----------------------------------------------------    Officer and Director
                   Jesse P. Orsini                       (Principal Executive
                                                         Officer)

                  /s/ PAUL G. VITEK                    Vice President, Finance and     March 3, 2000
-----------------------------------------------------    Chief Financial Officer
                    Paul G. Vitek                        (Principal Financial and
                                                         Accounting Officer)

              /s/ CLAUDE E. COOKE, JR.                 Director                        March 3, 2000
-----------------------------------------------------
                Claude E. Cooke, Jr.

                 /s/ JOHN J. MURPHY                    Director                        March 3, 2000
-----------------------------------------------------
                   John J. Murphy

                 /s/ ROBERT S. RUBIN                   Director                        March 3, 2000
-----------------------------------------------------
                   Robert S. Rubin

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CARBO Ceramics Inc.

     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

New Orleans, Louisiana
January 28, 2000

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $    193   $   622
  Trade accounts receivable.................................    10,883    11,300
  Refundable income taxes...................................       288        --
  Inventories:
     Finished goods.........................................     7,123     5,795
     Raw materials and supplies.............................     4,154     4,432
                                                              --------   -------
          Total inventories.................................    11,277    10,227
  Prepaid expenses and other current assets.................       481       614
  Deferred income taxes.....................................       687     1,020
                                                              --------   -------
          Total current assets..............................    23,809    23,783
Property, plant and equipment:
  Land and land improvements................................       944       459
  Buildings.................................................     7,378     4,613
  Machinery and equipment...................................    90,092    30,772
  Construction in progress..................................     1,298    51,709
                                                              --------   -------
          Total.............................................    99,712    87,553
  Less accumulated depreciation.............................    16,541    11,909
                                                              --------   -------
     Net property, plant and equipment......................    83,171    75,644
                                                              --------   -------
          Total assets......................................  $106,980   $99,427
                                                              ========   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................  $  1,809   $    --
  Accounts payable..........................................     1,477     3,634
  Accrued payroll and benefits..............................     1,954     2,609
  Accrued freight...........................................     1,545       792
  Accrued utilities.........................................       451       350
  Accrued income taxes......................................        --       266
  Other accrued expenses....................................       221       987
                                                              --------   -------
          Total current liabilities.........................     7,457     8,638
Deferred income taxes.......................................     6,123     3,520
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
     authorized: none outstanding...........................        --        --
  Common stock, par value $0.01 per share, 40,000,000 shares
     authorized: 14,602,000 shares issued and outstanding...       146       146
  Additional paid-in capital................................    42,919    42,919
  Retained earnings.........................................    50,335    44,204
                                                              --------   -------
          Total shareholders' equity........................    93,400    87,269
                                                              --------   -------
          Total liabilities and shareholders' equity........  $106,980   $99,427
                                                              ========   =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
                                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................    $69,738        $84,095        $85,122
Cost of goods sold..........................................     41,718         41,665         42,186
                                                                -------        -------        -------
Gross profit................................................     28,020         42,430         42,936
Selling, general and administrative expenses................     10,297          9,526          8,915
Plant start-up costs........................................      1,464            451             --
                                                                -------        -------        -------
Operating profit............................................     16,259         32,453         34,021
Other income (expense):
  Interest income...........................................          5            800          1,024
  Interest expense..........................................       (297)            --            (55)
  Other, net................................................          4            174             35
                                                                -------        -------        -------
                                                                   (288)           974          1,004
                                                                -------        -------        -------
Income before income taxes..................................     15,971         33,427         35,025
Income taxes................................................      5,459         12,719         12,936
                                                                -------        -------        -------
Net income..................................................    $10,512        $20,708        $22,089
                                                                =======        =======        =======
Earnings per share:
  Basic.....................................................    $  0.72        $  1.42        $  1.51
                                                                =======        =======        =======
  Diluted...................................................    $  0.71        $  1.40        $  1.50
                                                                =======        =======        =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 ADDITIONAL
                                                        COMMON    PAID-IN     RETAINED
                                                        STOCK     CAPITAL     EARNINGS    TOTAL
                                                        ------   ----------   --------   -------
                                                                   ($ IN THOUSANDS)
Balances at January 1, 1997...........................   $146     $42,919     $ 10,169   $53,234
  Net income..........................................     --          --       22,089    22,089
  Cash dividends ($0.30 per share)....................     --          --       (4,381)   (4,381)
                                                         ----     -------     --------   -------
Balances at December 31, 1997.........................    146      42,919       27,877    70,942
  Net income..........................................     --          --       20,708    20,708
  Cash dividends ($0.30 per share)....................     --          --       (4,381)   (4,381)
                                                         ----     -------     --------   -------
Balances at December 31, 1998.........................    146      42,919       44,204    87,269
  Net income..........................................     --          --       10,512    10,512
  Cash dividends ($0.30 per share)....................     --          --       (4,381)   (4,381)
                                                         ----     -------     --------   -------
Balances at December 31, 1999.........................   $146     $42,919     $ 50,335   $93,400
                                                         ====     =======     ========   =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income.................................................  $ 10,512    $ 20,708    $ 22,089
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation.............................................     4,632       2,154       1,953
  Deferred income taxes....................................     2,936         876         506
  Changes in operating assets and liabilities:
     Trade accounts receivable.............................       417       2,943      (3,341)
     Inventories...........................................    (1,050)     (1,846)          4
     Prepaid expenses and other current assets.............       133          47         (53)
     Accounts payable......................................      (289)       (365)        708
     Accrued payroll and benefits..........................      (655)        161         611
     Accrued freight.......................................       753         (59)        192
     Accrued utilities.....................................       101         (72)         96
     Income taxes..........................................      (554)       (752)        409
     Other accrued expenses................................      (766)        241         396
                                                             --------    --------    --------
          Net cash provided by operating activities........    16,170      24,036      23,570
INVESTING ACTIVITIES
Maturities of investment securities........................        --      13,905          --
Purchases of investment securities.........................        --          --     (13,905)
Purchases of property, plant and equipment.................   (14,027)    (41,837)    (13,799)
                                                             --------    --------    --------
          Net cash used in investing activities............   (14,027)    (27,932)    (27,704)
FINANCING ACTIVITIES
Proceeds from bank borrowings..............................    18,059          --          --
Repayments on bank borrowings..............................   (16,250)         --          --
Dividends paid.............................................    (4,381)     (4,381)     (4,381)
                                                             --------    --------    --------
          Net cash used in financing activities............    (2,572)     (4,381)     (4,381)
                                                             --------    --------    --------
Net decrease in cash and cash equivalents..................      (429)     (8,277)     (8,515)
Cash and cash equivalents at beginning of year.............       622       8,899      17,414
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $    193    $    622    $  8,899
                                                             ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid..............................................  $    297    $     --    $     --
                                                             ========    ========    ========
Income taxes paid..........................................  $  3,077    $ 12,595    $ 12,021
                                                             ========    ========    ========
Purchases of property, plant and equipment through accounts
  payable..................................................  $     --    $  1,868    $     --
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has production plants operating in New Iberia, Louisiana, Eufaula, Alabama and McIntyre, Georgia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies.

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

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements..................................   15 to 30 years
Machinery and equipment.....................................    3 to 30 years

  Revenue Recognition

     Revenue is recognized when title passes to the customer.

  Cost of Start-Up Activities

     Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This Statement requires that costs related to start-up activities, including organization costs, be expensed as incurred. The Company's policy has always been to expense the costs of start-up operations. Start-up costs for 1999 and

                              CARBO CERAMICS INC.

1998 represent labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company's new production facility in McIntyre, Georgia.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts charged in 1999, 1998 and 1997 were $703,000, $81,000 and $168,000, respectively.

  Reclassifications

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2. BANK BORROWINGS

     The Company has a Secured Revolving Credit Agreement (the "Credit Agreement"), as amended, with a bank under which it may borrow up to $10.0 million optionally at either the bank's Base Rate or LIBOR Fixed Rate (as defined in the Credit Agreement) through December 31, 2000. The weighted-average interest rate on borrowings against the Credit Agreement was 8.11% for 1999 and 8.62% for 1998. Outstanding borrowings under the Credit Agreement at December 31, 1999 amount to $1,809,000. The Credit Agreement requires that the Company maintain certain financial ratios and keep certain bank accounts with the lender, with balances equal to transactional and investment-related charges. The terms of the Credit Agreement further provide for certain affirmative and negative covenants, including a restriction on capital expenditures. The Company was in compliance with these covenants at December 31, 1999.

3. LEASES

     The Company leases railroad equipment under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1999 are as follows ($ in thousands):

2000........................................................   $452
2001........................................................    236
2002........................................................    236
2003........................................................    236
2004........................................................    214

     Leases generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense for all operating leases was $1,168,000 in 1999, $800,000 in 1998, and $920,000 in 1997.

                              CARBO CERAMICS INC.

4. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               1999      1998
                                                              ------    ------
                                                              ($ IN THOUSANDS)
Deferred tax assets:
  Employee benefits.........................................  $  200    $  436
  Inventories...............................................     457       356
  Other.....................................................      30       228
                                                              ------    ------
          Total deferred tax assets.........................     687     1,020
                                                              ------    ------
Deferred tax liabilities:
  Depreciation..............................................   6,007     3,359
  Other.....................................................     116       161
                                                              ------    ------
          Total deferred tax liabilities....................   6,123     3,520
                                                              ------    ------
          Net deferred tax liabilities......................  $5,436    $2,500
                                                              ======    ======

     Significant components of the provision for income taxes are as follows:

                                                            1999     1998      1997
                                                           ------   -------   -------
                                                                ($ IN THOUSANDS)
Current:
  Federal................................................  $2,285   $10,596   $11,082
  State..................................................     238     1,247     1,348
                                                           ------   -------   -------
          Total current..................................   2,523    11,843    12,430
                                                           ------   -------   -------
Deferred:
  Federal................................................   2,695       784       451
  State..................................................     241        92        55
                                                           ------   -------   -------
          Total deferred.................................   2,936       876       506
                                                           ------   -------   -------
                                                           $5,459   $12,719   $12,936
                                                           ======   =======   =======

     The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company's income tax expense is as follows:

                                         1999               1998                1997
                                   ----------------   -----------------   -----------------
                                   AMOUNT   PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                   ------   -------   -------   -------   -------   -------
                                                       ($ IN THOUSANDS)
U.S. statutory rate..............  $5,592    35.0%    $11,715    35.0%    $12,259    35.0%
State income taxes, net of
  federal tax benefit............     479     3.0       1,339     4.0       1,403     4.0
Foreign sales corporation benefit
  and other......................    (612)   (3.8)       (335)   (1.0)       (726)   (2.1)
                                   ------    ----     -------    ----     -------    ----
                                   $5,459    34.2%    $12,719    38.0%    $12,936    36.9%
                                   ======    ====     =======    ====     =======    ====

                              CARBO CERAMICS INC.

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

     On January 11, 2000, the Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on February 15, 2000 to shareholders of record on January 31, 2000.

  Preferred Stock

     The Company's charter authorizes the issuance of 5,000 shares of Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's shareholders. No shares of Preferred Stock are currently outstanding, and the Company has no present plans to issue any shares of Preferred Stock.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively:

                              CARBO CERAMICS INC.

risk-free interest rates of 6.40%, 4.44% and 5.34%; a dividend yield of 1.0%; volatility factors of the expected market price of the Company's Common Stock of
 .464, .452 and .337; and a weighted average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                   ($ IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Net income:
  As reported...............................................  $10,512   $20,708   $22,089
                                                              =======   =======   =======
  Pro forma including the effect of options.................  $ 9,498   $19,793   $21,539
                                                              =======   =======   =======
Basic earnings per share:
  As reported...............................................  $  0.72   $  1.42   $  1.51
                                                              =======   =======   =======
  Pro forma including the effect of options.................  $  0.65   $  1.36   $  1.48
                                                              =======   =======   =======
Diluted earnings per share:
  As reported...............................................  $  0.71   $  1.40   $  1.50
                                                              =======   =======   =======
  Pro forma including the effect of options.................  $  0.65   $  1.34   $  1.46
                                                              =======   =======   =======

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                       1999                         1998                         1997
                            --------------------------   --------------------------   --------------------------
                            OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                             (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                            -------   ----------------   -------   ----------------   -------   ----------------
Outstanding -- beginning
  of year.................     895          $20             850          $20             700          $17
Granted...................      30           24              45           26             260           27
Exercised.................      --                           --                           --
Forfeited.................      --                           --                         (110)          17
                            ------                       ------                        -----
Outstanding -- end of
  year....................     925          $20             895          $20             850          $20
                            ======                       ======                        =====
Exercisable at end of
  year....................     579          $19             355          $19             148          $17
Weighted-average fair
  value of options granted
  during the year.........  $10.93                       $10.96                        $9.38

     Exercise prices for options outstanding as of December 31, 1999 ranged from $17.00 to $34.63. The weighted-average remaining contractual life of those options is 8.1 years.

                              CARBO CERAMICS INC.

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                        ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
  Net income..........................................  $    10,512   $    20,708   $    22,089
Denominator:
  Denominator for basic earnings per share-weighted
     average shares...................................   14,602,000    14,602,000    14,602,000
  Effect of dilutive securities:
     Employee stock options (See Note 6)..............      109,865       168,709       169,102
                                                        -----------   -----------   -----------
  Dilutive potential common shares....................      109,865       168,709       169,102
                                                        -----------   -----------   -----------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares........   14,711,865    14,770,709    14,771,102
                                                        ===========   ===========   ===========
Basic earnings per share..............................  $      0.72   $      1.42   $      1.51
                                                        ===========   ===========   ===========
Diluted earnings per share............................  $      0.71   $      1.40   $      1.50
                                                        ===========   ===========   ===========

8. QUARTERLY OPERATING RESULTS -- (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 1999 and 1998 were as follows:

                                                         THREE MONTHS ENDED,
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Revenues.................................  $20,078    $15,404     $16,888        $17,368
Gross profit.............................   10,002      6,978       6,021          5,019
Net income...............................    4,099      2,528       2,472          1,413
Earnings per share
  Basic..................................  $  0.28    $  0.17     $  0.17        $  0.10
  Diluted................................  $  0.28    $  0.17     $  0.17        $  0.10
1998
Revenues.................................  $22,617    $23,764     $22,013        $15,701
Gross profit.............................   11,517     11,879      11,238          7,796
Net income...............................    5,792      6,182       5,366          3,368
Earnings per share:
  Basic..................................  $  0.40    $  0.42     $  0.37        $  0.23
  Diluted................................  $  0.39    $  0.42     $  0.36        $  0.23

     Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                              CARBO CERAMICS INC.

9. SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 1999:

                                                  MAJOR CUSTOMERS
                                               ---------------------
                                                 A       B       C     OTHERS   TOTAL
                                               -----   -----   -----   ------   -----
1999.........................................   38.7%   30.0%   16.4%   14.9%     100%
1998.........................................   43.4%   26.1%   18.2%   12.3%     100%
1997.........................................   35.4%   27.8%   20.5%   16.3%     100%

10. INTERNATIONAL SALES

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 39%, 35% and 37% of the Company's revenues for 1999, 1998, and 1997, respectively.

                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Location
  United States.............................................  $42.3   $54.3   $53.3
  International.............................................   27.4    29.8    31.8
                                                              -----   -----   -----
          Total.............................................  $69.7   $84.1   $85.1
                                                              =====   =====   =====

11. BENEFIT PLANS

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

     Benefit costs recognized as expense under this plan consisted of the following:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Contributions:
  Profit sharing............................................  $275   $207   $209
  Savings...................................................   151    145    116
                                                              ----   ----   ----
                                                              $426   $352   $325
                                                              ====   ====   ====

12. COMMITMENTS

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

                              CARBO CERAMICS INC.

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

     The Company was in compliance with the terms of all agreements through December 31, 1999.

13. EMPLOYMENT AGREEMENT

     The Company has an employment agreement with its President, which expires June 30, 2001, as amended. The agreement provides for an annual base salary and an incentive bonus as defined in the agreement. In the event the President is terminated without cause prior to June 30, 2001, the Company will be obligated to pay the President two years base salary and a prorated incentive bonus. In addition, all nonvested stock options granted to the President will vest immediately and become exercisable. The agreement also contains a five-year non-competition covenant that would become effective upon termination for any reason.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 3.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
          3.2            -- Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
          4.1            -- Form of Common Stock Certificate of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 4.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.1            -- First Amended and Restated Credit Agreement dated as of
                            February 12, 1998, between Brown Brothers Harriman & Co.
                            and CARBO Ceramics Inc. (incorporated by reference to
                            exhibit 10.1 to the registrant's Form 10-K Annual Report
                            for the year ended December 31, 1997)
         10.2            -- Form of Tax Indemnification Agreement between CARBO
                            Ceramics Inc. and William C. Morris, Robert S. Rubin,
                            Lewis C. Glucksman, George A. Wiegers, William A.
                            Griffin, and Jesse P. Orsini (incorporated by reference
                            to exhibit 10.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.3            -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and Jesse P. Orsini (incorporated by reference to exhibit
                            10.4 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.4            -- Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals,
                            Inc., as amended (incorporated by reference to exhibit
                            10.5 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.5            -- Raw Material Requirements Agreement dated as of November
                            21, 1995, between CARBO Ceramics Inc. and C-E Minerals
                            Inc. (incorporated by reference to exhibit 10.6 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.6            -- Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.7            -- CARBO Ceramics Inc. 1996 Stock Option Plan for Key
                            Employees (incorporated by reference to exhibit 10.9 to
                            the registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.8            -- Form of Stock Option Award Agreement (incorporated by
                            reference to exhibit 10.10 to the registrant's Form S-1
                            Registration Statement No. 333-1884)
         10.9            -- Raw Material Supply Agreement dated as of November 18,
                            1997 between CARBO Ceramics Inc. and Arcilla Mining and
                            Land Co. (incorporated by reference to exhibit 10.9 to
                            the registrant's Form 10-K Annual Report for the year
                            ended December 31, 1997)
         10.10           -- Amendment to Employment Agreement between CARBO Ceramics
                            Inc. and Jesse P. Orsini
         23.1            -- Consent of Ernst & Young LLP
         27.1            -- Financial Data Schedule