Form 10-Q
period 2000-03-31
CARBO CERAMICS INC
filed 2000-05-03
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---------            OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _______.


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

         As of May 1, 2000, 14,633,750 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                               CARBO CERAMICS INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION                                             PAGE
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -                               3
                  March 31, 2000 (Unaudited) and December 31, 1999

                  Consolidated Statements of Income                           4
                  (Unaudited) - Three months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows                       5
                  (Unaudited) - Three months ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements (Unaudited)    6-7

         Item 2.  Management's Discussion and Analysis of Financial         8-9
                  Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1. Legal proceedings                                           10

         Item 2. Changes in securities                                       10

         Item 3. Defaults upon senior securities                             10

         Item 4. Submission of matters to a vote of security-holders         10

         Item 5. Other information                                           10

         Item 6. Exhibits and reports on Form 8-K                            10


Signatures                                                                   11

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               CARBO CERAMICS INC.

                           CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                                                       MARCH 31,  DECEMBER 31,
                                                                         2000        1999
                                                                      ---------- ------------
                                                                      (UNAUDITED)
                                                                         ($ IN THOUSANDS)
Current assets:
   Cash and cash equivalents ......................................   $    268     $    193
   Trade accounts receivable ......................................     14,512       10,883
   Refundable income taxes ........................................         --          288
   Inventories:
     Finished goods ...............................................      6,253        7,123
     Raw  materials and supplies ..................................      4,831        4,154
                                                                      --------     --------
       Total inventories ..........................................     11,084       11,277
   Prepaid expenses and other current assets ......................        558          481
   Deferred income taxes ..........................................        812          687
                                                                      --------     --------
     Total current assets .........................................     27,234       23,809
Property, plant and equipment:
   Land and land improvements .....................................        944          944
   Buildings ......................................................      7,378        7,378
   Machinery and equipment ........................................     91,265       90,092
   Construction in progress .......................................        667        1,298
                                                                      --------     --------
     Total ........................................................    100,254       99,712
   Less accumulated depreciation ..................................     18,216       16,541
                                                                      --------     --------
     Net property, plant and equipment ............................     82,038       83,171
                                                                      --------     --------

   Total assets ...................................................   $109,272     $106,980
                                                                      ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings ................................................   $  1,400     $  1,809
   Accounts payable ...............................................      1,689        1,477
   Accrued payroll and benefits ...................................      1,077        1,954
   Accrued freight ................................................      2,139        1,545
   Accrued utilities ..............................................        637          451
   Accrued income taxes ...........................................        315           --
   Other accrued expenses .........................................        384          221
                                                                      --------     --------
     Total current liabilities ....................................      7,641        7,457
Deferred income taxes .............................................      6,864        6,123
Shareholders' equity:
   Preferred Stock, par value $0.01 per share, 5,000 shares
     authorized: none outstanding .................................         --           --
   Common Stock, par value $0.01 per share, 40,000,000 shares
     authorized: 14,602,000 shares issued and outstanding .........        146          146
   Additional paid-in capital .....................................     42,919       42,919
   Retained earnings ..............................................     51,702       50,335
                                                                      --------     --------
     Total shareholders' equity ...................................     94,767       93,400
                                                                      --------     --------

   Total liabilities and shareholders' equity .....................   $109,272     $106,980
                                                                      ========     ========

        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Revenues .........................................    $ 22,101    $ 20,078
Cost of goods sold ...............................      15,354      10,076
                                                      --------    --------

Gross profit .....................................       6,747      10,002
Selling, general and administrative expenses......       2,824       3,205
Plant start-up costs .............................          27         360
                                                      --------    --------

Operating profit .................................       3,896       6,437
Other  income (expense):
   Interest, net .................................         (28)        (32)
   Other, net ....................................         (19)          1
                                                      --------    --------
 ..................................................         (47)        (31)
                                                      --------    --------

Income before income taxes .......................       3,849       6,406
Income taxes .....................................       1,387       2,307
                                                      --------    --------

Net income .......................................    $  2,462    $  4,099
                                                      ========    ========

Earnings per share:
   Basic .........................................    $   0.17    $   0.28
                                                      ========    ========

   Diluted .......................................    $   0.17    $   0.28
                                                      ========    ========


        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net income ................................................   $ 2,462    $ 4,099
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation .........................................     1,675        570
     Deferred income taxes ................................       616        (84)
     Changes in operating assets and liabilities:
       Trade accounts receivable ..........................    (3,629)    (3,387)
       Inventories ........................................       193      1,241
       Prepaid expenses and other current assets ..........       (77)        (9)
       Accounts payable ...................................       212        470
       Accrued payroll and benefits .......................      (877)    (1,232)
       Accrued freight ....................................       594        135
       Accrued utilities ..................................       186         18
       Accrued income taxes ...............................       603      2,386
       Other accrued expenses .............................       163       (123)
                                                              -------    -------
Net cash provided by operating activities .................     2,121      4,084

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................      (542)    (8,046)
                                                              -------    -------
Net cash used in investing activities .....................      (542)    (8,046)

FINANCING ACTIVITIES
Proceeds from bank borrowings .............................     5,273      6,454
Repayments on bank borrowings .............................    (5,682)    (1,800)
Dividends paid ............................................    (1,095)    (1,095)
                                                              -------    -------
Net cash provided by (used in) financing activities........    (1,504)     3,559
                                                              -------    -------

Net increase (decrease) in cash and cash equivalents.......        75       (403)
Cash and cash equivalents at beginning of period ..........       193        622
                                                              -------    -------
Cash and cash equivalents at end of period ................   $   268    $   219
                                                              =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .............................................   $    29    $    32
                                                              =======    =======
Income taxes paid .........................................   $   168    $     5
                                                              =======    =======

        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K Annual Report for the year ended December 31, 1999.

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

2.   DIVIDENDS PAID

     On January 11, 2000, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on January 31, 2000. The dividend was paid on February 15, 2000.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 ($ in thousands, except per share data):

                                                          2000          1999
                                                      -----------   -----------
Numerator for basic and diluted earnings per share:
  Net income ......................................   $     2,462   $     4,099
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares .......................    14,602,000    14,602,000
  Effect of dilutive securities:
    Employee stock options ........................       117,535         1,107
                                                      -----------   -----------
  Dilutive potential common shares ................       117,535         1,107
                                                      -----------   -----------
  Denominator for diluted earnings per share--
    adjusted weighted-average shares ..............    14,719,535    14,603,107
                                                      ===========   ===========
Basic earnings per share ..........................   $      0.17   $      0.28
                                                      ===========   ===========
Diluted earnings per share ........................   $      0.17   $      0.28
                                                      ===========   ===========

4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                       March 31, December 31,
                                         2000      1999
                                       --------  ------------
Deferred tax assets:                     ($ in thousands)
Employee benefits ..................    $  220    $  200
Inventories ........................       523       457
Other ..............................        69        30
                                        ------    ------
Total deferred tax assets ..........       812       687

Deferred tax liabilities:
Depreciation .......................     6,748     6,007
Other ..............................       116       116
                                        ------    ------
Total deferred tax liabilities......     6,864     6,123
                                        ------    ------
Net deferred liabilities ...........    $6,052    $5,436
                                        ======    ======

5.   BANK BORROWINGS

     The Company borrowed against its Secured Revolving Credit Agreement during the first quarter of 2000 at a weighted-average interest rate of 8.80%. The balance outstanding at March 31, 2000 was $1,400,000.

6.   SUBSEQUENT EVENT

     On April 28, 2000, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission offering the sale of up to 2,875,000 shares of common stock. All of the shares of common stock are being sold by existing shareholders and the Company will not receive any of the proceeds from the sale of the shares.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000

Operating results for the first quarter of 2000 reflect a strong recovery in drilling activity and in the demand for ceramics proppants and depressed operating margins due to the high cost of production experienced during the start-up of a new production facility. Management believes that the strong demand for the Company's products in the first quarter resulted from an improvement in the domestic natural gas market and that long-term worldwide demand for natural gas will continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy.

Revenues. Revenues for the first quarter 2000 were $22.1 million, a 10% increase from the first quarter 1999. The increase was due to an 18 percent increase in sales volume, partially offset by a decrease in the average selling price of our high-strength products (CARBOHSP(TM) and CARBOPROP(R)).

The number of rigs drilling for natural gas in the U.S. during the first quarter of 2000 was 43 percent higher than the same period a year earlier and this increased activity resulted in a 48 percent increase in our domestic sales volume versus the first quarter 1999. Our sales in the U.S. were the highest ever recorded for a single quarter since the formation of the Company. Sales volume in Canada increased 36 percent versus the previous year, also due to strong natural gas drilling activity. Other international markets, which have not recovered as quickly from the depressed levels seen in the latter part of 1999, decreased 41 percent versus the first quarter of 1999.

The gains attributable to the increase in volume were partially offset by a decrease in the average selling price of our high-strength products (CARBOHSP(TM) and CARBOPROP(R)) as compared to the same period a year ago. This price erosion occurred during the last half of 1999 and was primarily due to a weak industry environment and competitive pressures in the South Texas market.

Gross Profit. Gross profit for the quarter was $6.7 million or 31% of sales as compared to $10.0 million or 50% of sales for the first quarter 1999. The decrease in gross profit was due to increased manufacturing costs associated with the start-up of a new production facility in McIntyre, Georgia. This new facility contains two distinct production lines. The first production line began operation in June 1999 and demonstrated the ability to run at its full design capacity by November 1999. At that time, the first production line was shut down and production was initiated on the second production line. The second line reached full capacity in March 2000. During this start-up period, each of the Company's three production facilities operated at less than full capacity causing production costs to increase. While this operating strategy adversely affected the Company's operating margins, management believes it will allow the Company to operate more efficiently in the future.

Gross profit margins were also negatively impacted by the price reduction on high-strength products versus the first quarter 1999 and the high cost of trucking lightweight products from the Eufaula and McIntyre facilities to remote storage facilities in response to product shortages.

Management believes that gross profit margins will increase in the second quarter of 2000 as the Company operates each of its production facilities at more efficient levels.

Selling, General and Administrative Expenses and Plant Start-Up Expenses. Selling, general and administrative expenses were $2.8 million for the first quarter of 2000 and $3.2 million for the corresponding period of 1999. Expenses as a percentage of sales decreased from 16.0% in the first quarter of 1999 to 12.8% for the same period in 2000.

Included in 1999 expenses was the write-off of $475,000, representing a portion of the accounts receivable due from Fracmaster, LTD., a customer that experienced financial difficulties and obtained a court order under the Companies Creditors Arrangement Act. 1999 expenses also included $184,000 in research and development costs related to the development of products for the foundry industry. Areas of increased SG&A spending during the first quarter 2000 include marketing and distribution costs related to a higher level of sales activity and legal fees.

With the completion of the McIntyre manufacturing facility, plant startup costs declined by $333,000 versus the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $0.3 million as of March 31, 2000, an increase of $0.1 million from December 31, 1999. The increase in cash and cash equivalents was due to cash generated from operations of $2.1 million, net repayments against the Company's line of credit of $0.4 million, capital spending of $0.5 million, and cash dividends of $1.1 million. Total borrowings under the Company's line of credit as of March 31, 2000 were $1.4 million. The Company is currently engaged in discussions to extend or renew its line of credit beyond 2000.

The Company believes that existing cash balances and cash generated from operations will be sufficient to fund its operations, dividend and capital spending requirements through 2000.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Form 10-K and Annual Report to Shareholders, any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       There were no reports filed on Form 8-K during the three
                  months ended March 31, 2000.

b.       Exhibits

         10.1 Amendment to First Amended and Restated Credit Agreement dated as of February 12, 1998, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc.

         27.1 Financial Data Schedule for the interim year to date period ended March 31, 2000

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARBO CERAMICS INC.

                                          /s/ JESSE P. ORSINI
                                          -------------------------------
                                          Jesse P. Orsini
                                          President
                                          & Chief Executive Officer

                                          /s/ PAUL G. VITEK
                                          -------------------------------
                                          Paul G. Vitek
                                          Vice President, Finance


Date:  May 3, 2000

                                  EXHIBIT INDEX

Exhibit                                                                             Method of Filing
-------                                                                             ----------------
10.1     Amendment to First Amended and Restated Credit Agreement
         dated as of February 12, 1998 between Brown Brothers
         Harriman & Co. and CARBO Ceramics Inc. ...........................  Filed herewith electronically

27.1     Financial Data Schedule ..........................................  Filed herewith electronically