Form 10-Q
period 2000-06-30
CARBO CERAMICS INC
filed 2000-08-14
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO ______.


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

    As of August 11, 2000, 14,699,500 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                               CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                                PAGE

         Item 1.    Financial Statements

                    Consolidated Balance Sheets -                                                               3
                    June 30, 2000 (Unaudited) and December 31, 1999

                    Consolidated Statements of Income                                                           4
                    (Unaudited) - Three and six months ended June 30, 2000 and 1999

                    Consolidated Statements of Cash Flows                                                       5
                    (Unaudited) - Six months ended June 30, 2000 and 1999

                    Notes to Consolidated Financial Statements                                                6-7
                    (Unaudited) - June 30, 2000

         Item 2.    Management's Discussion and Analysis of Financial                                         8-9
                    Condition and Results of Operations


PART II.  OTHER INFORMATION

         Item 1.  Legal proceedings                                                                            10

         Item 2.  Changes in securities                                                                        10

         Item 3.  Defaults upon senior securities                                                              10

         Item 4.  Submission of matters to a vote of security-holders                                          10

         Item 5.  Other information                                                                            10

         Item 6.  Exhibits and reports on Form 8-K                                                             11


Signatures                                                                                                     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               CARBO CERAMICS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                       JUNE 30,       DECEMBER 31,
                                                                                        2000              1999
                                                                                     ------------    --------------
                                                                                      (UNAUDITED)
                                                                                            ($ IN THOUSANDS)
                                          ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $      1,617     $        193
   Trade accounts receivable ...................................................           16,053           10,883
   Refundable income taxes .....................................................               --              288
   Inventories:
     Finished goods ............................................................            8,621            7,123
     Raw materials and supplies ................................................            4,902            4,154
                                                                                     ------------     ------------
       Total inventories .......................................................           13,523           11,277
   Prepaid expenses and other current assets ...................................              765              481
   Deferred income taxes .......................................................              884              687
                                                                                     ------------     ------------
     Total current assets ......................................................           32,842           23,809
Property, plant and equipment:
   Land and land improvements ..................................................              944              944
   Buildings ...................................................................            7,378            7,378
   Machinery and equipment .....................................................           91,265           90,092
   Construction in progress ....................................................              989            1,298
                                                                                     ------------     ------------
     Total .....................................................................          100,576           99,712
   Less accumulated depreciation ...............................................           19,897           16,541
                                                                                     ------------     ------------
     Net property, plant and equipment .........................................           80,679           83,171
                                                                                     ------------     ------------

   Total assets ................................................................     $    113,521     $    106,980
                                                                                     ============     ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank borrowings .............................................................     $         --     $      1,809
   Accounts payable ............................................................            1,549            1,477
   Accrued payroll and benefits ................................................            1,412            1,954
   Accrued freight .............................................................            2,300            1,545
   Accrued utilities ...........................................................              889              451
   Accrued income taxes ........................................................              208               --
   Other accrued expenses ......................................................              877              221
                                                                                     ------------     ------------
     Total current liabilities .................................................            7,235            7,457
Deferred income taxes ..........................................................            7,822            6,123
Shareholders' equity:
   Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
     none outstanding ..........................................................               --               --
   Common Stock, par value $0.01 per share, 40,000,000 shares
     authorized: 14,644,500 shares issued and outstanding ......................              146              146
   Additional paid-in capital ..................................................           43,888           42,919
   Retained earnings ...........................................................           54,430           50,335
                                                                                     ------------     ------------
     Total shareholders' equity ................................................           98,464           93,400
                                                                                     ------------     ------------

   Total liabilities and shareholders' equity ..................................     $    113,521     $    106,980
                                                                                     ============     ============


        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                       ------------------------------      ------------------------------
                                                          2000               1999              2000              1999
                                                       ------------      ------------      ------------      ------------
                                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .........................................     $     21,998      $     15,404      $     44,099      $     35,482
Cost of goods sold ...............................           12,918             8,426            28,272            18,502
                                                       ------------      ------------      ------------      ------------

Gross profit .....................................            9,080             6,978            15,827            16,980
Selling, general and administrative expenses .....            3,070             2,606             5,894             5,811
Plant start-up costs .............................               --               722                27             1,082
                                                       ------------      ------------      ------------      ------------

Operating profit .................................            6,010             3,650             9,906            10,087
Other  income (expense):
   Interest, net .................................               34               (75)                6              (107)
   Other, net ....................................               13                14                (6)               15
                                                       ------------      ------------      ------------      ------------
                                                                 47               (61)               --               (92)
                                                       ------------      ------------      ------------      ------------

Income before income taxes .......................            6,057             3,589             9,906             9,995
Income taxes .....................................            2,232             1,061             3,619             3,368
                                                       ------------      ------------      ------------      ------------

Net income .......................................     $      3,825      $      2,528      $      6,287      $      6,627
                                                       ============      ============      ============      ============

Earnings per share:
   Basic .........................................     $       0.26      $       0.17      $       0.43      $       0.45
                                                       ============      ============      ============      ============
   Diluted .......................................     $       0.26      $       0.17      $       0.43      $       0.45
                                                       ============      ============      ============      ============









        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
                                                                                       ($ IN THOUSANDS)

OPERATING ACTIVITIES
Net income ................................................................     $      6,287      $      6,627
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation .........................................................            3,356             1,366
     Deferred income taxes ................................................            1,502               145
     Changes in operating assets and liabilities:
       Trade accounts receivable ..........................................           (5,170)               50
       Inventories ........................................................           (2,246)              608
       Prepaid expenses and other current assets ..........................             (284)             (237)
       Accounts payable ...................................................               72               781
       Accrued payroll and benefits .......................................             (542)             (916)
       Accrued freight ....................................................              755               139
       Accrued utilities ..................................................              438                96
       Accrued income taxes ...............................................              736               334
       Other accrued expenses .............................................              656              (328)
                                                                                ------------      ------------
Net cash provided by operating activities .................................            5,560             8,665

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................................             (864)          (11,076)
                                                                                ------------      ------------
Net cash used in investing activities .....................................             (864)          (11,076)

FINANCING ACTIVITIES
Proceeds from bank borrowings .............................................            5,273            12,259
Repayments on bank borrowings .............................................           (7,082)           (7,300)
Proceeds from issuance of common stock for exercise of stock options ......              729                --
Dividends paid ............................................................           (2,192)           (2,190)
                                                                                ------------      ------------
Net cash provided by (used in) financing activities .......................           (3,272)            2,769
                                                                                ------------      ------------

Net increase in cash and cash equivalents .................................            1,424               358
Cash and cash equivalents at beginning of period ..........................              193               622
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $      1,617      $        980
                                                                                ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .............................................................     $         38      $        109
                                                                                ============      ============
Income taxes paid .........................................................     $      1,380      $      2,889
                                                                                ============      ============

        The accompanying notes are an integral part of these statements.

                               CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2000

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

2.   DIVIDENDS PAID

     On April 11, 2000, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on April 28, 2000. The dividend was paid on May 15, 2000.

3.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):

                                                                  Three months ended                 Six months ended
                                                                        June 30,                          June 30,
                                                              -----------------------------     -----------------------------
                                                                  2000             1999             2000             1999
                                                              ------------     ------------     ------------     ------------
Numerator for basic and diluted earnings per share:
  Net income ............................................     $      3,825     $      2,528     $      6,287     $      6,627
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares .............................       14,631,062       14,602,000       14,616,212       14,602,000
  Effect of dilutive securities:
    Employee stock options ..............................          197,450          112,209          157,493           56,658
                                                              ------------     ------------     ------------     ------------
  Dilutive potential common shares ......................          197,450          112,209          157,493           56,658
                                                              ------------     ------------     ------------     ------------
  Denominator for diluted earnings per share--
    adjusted weighted-average shares ....................       14,828,512       14,714,209       14,773,705       14,658,658
                                                              ============     ============     ============     ============

Basic earnings per share ................................     $       0.26     $       0.17     $       0.43     $       0.45
                                                              ============     ============     ============     ============
Diluted earnings per share ..............................     $       0.26     $       0.17     $       0.43     $       0.45
                                                              ============     ============     ============     ============

     During the second quarter of 2000, employees exercised stock options to acquire 42,500 shares at a weighted-average exercise price of $17.15 per share. A $240,000 tax benefit associated with the exercise of stock options was credited directly to shareholders' equity.

4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   June 30,      December 31,
                                                                     2000            1999
                                                                 ------------     ------------
                                                                                ($ in thousands)
Deferred tax assets:
Employee benefits ..........................................     $        254     $        200
Inventories ................................................              523              457
Other ......................................................              107               30
                                                                 ------------     ------------
Total deferred tax assets ..................................              884              687

Deferred tax liabilities:
Depreciation ...............................................            7,706            6,007
Other ......................................................              116              116
                                                                 ------------     ------------
Total deferred tax liabilities .............................            7,822            6,123
                                                                 ------------     ------------
Net deferred liabilities ...................................     $      6,938     $      5,436
                                                                 ============     ============

5.       BANK BORROWINGS

     The Company borrowed against its Secured Revolving Credit Agreement during the second quarter of 2000 at a weighted-average interest rate of 8.82%. There were no borrowings outstanding at June 30, 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000

Operating results for the second quarter of 2000 reflected the continuation of a strong recovery in domestic drilling activity that began in the first quarter of the year. Sales volume and revenue for the quarter increased substantially from the second quarter of 1999 and operating margins improved markedly versus the same period.

Revenues. Revenues for the second quarter 2000 were $22.0 million, a 43% increase from the second quarter 1999. The increase was due to a 46% increase in sales volume, which was partially offset by a modest decline in the price of high strength products. Domestic sales volume increased by 51%, with the largest impact being in the important South Texas market. The number of rigs drilling for natural gas in the U.S. during the second quarter of 2000 was 63% higher than the same period a year earlier, while the average price paid per MMBTU was about 65% higher. These factors affect directly the activity in our domestic markets. Export sales volume increased by 37%, with the largest gains in Canada, China, and Russia.

Gross Profit. Gross profit for the quarter was $9.1 million or 41% of sales, compared to $7.0 million or 45% of sales for the second quarter 1999. The increase in gross profit was driven primarily by the significant increase in sales volume. The lower gross profit margins versus the previous year were primarily due to the increase in fixed costs associated with operating the McIntyre production facility. The McIntyre facility started production in June 1999. Depreciation for the plant totaled $215,000 for the second quarter 1999 and $1.0 million for the second quarter 2000. The experience gained in running this facility during the past year has resulted in much higher production rates and production costs have fallen steadily since the initial startup.

Management believes that the positive effect on gross profit margins resulting from production rate improvements and other efficiencies at the manufacturing facilities will be somewhat reduced by increased natural gas prices at each of the plants in the remainder of 2000.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $3.1 million for the second quarter 2000 and $3.3 million for the corresponding period of 1999. Expenses as a percentage of sales decreased from 22% in the second quarter of 1999 to 14% for the same period in 2000. Included in 1999 expenses was $0.7 million in plant start-up costs for the McIntyre facility. Excluding the start-up costs, second quarter 2000 expenses increased by $0.5 million over the same period of 1999. Increased expenses in 2000 were the result of professional and legal fees associated with a secondary stock offering completed in May.

Six Months Ended June 30, 2000

Revenues. Revenues for the six months ended June 30, 2000 were $44.1 million, an increase of 24% from the same period in 1999. The increase was due to a 30% increase in sales volume. Domestic sales volume increased by 49% and export volume by 2% compared to the comparable period in 1999.

Gross Profit. Gross profit for the six months ended June 30, 2000 was $15.8 million or 36% of revenues compared to $17.0 million or 48% of revenues for the same period in 1999. The decrease was due to decreased selling prices, higher first quarter manufacturing costs associated with the start-up of a new production facility in McIntyre, Georgia and the high cost of trucking lightweight products from the Eufaula and McIntyre facilities to remote storage facilities during the first quarter.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $5.9 million or 13.4% of revenues for the first six months of 2000 compared to $6.9 million or 19.4% of revenues for the same period of 1999. Included in the 1999 total were $1.1 million of start-up costs for the McIntyre facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1.6 million as of June 30, 2000 an increase of $1.4 million from December 31, 1999. The increase in cash and cash equivalents was due to cash generated from operations of $5.6 million, and proceeds from issuance of common stock of $0.7 million (exercise of stock options), net of repayment of debt against the Company's line of credit of $1.8 million, capital spending of $0.9 million, and cash dividends of $2.2 million. There were no borrowings against the Company's line of credit as of June 30, 2000.

The Company believes the existing cash balances and cash generated from operations will be sufficient to fund its operations, dividend and capital spending requirements for 2000.

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

a. The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 11, 2000.

b.       The following matters were submitted to a vote at the meeting:

         (1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

                      Nominee                        For                      Withheld
                      -------                        ---                      --------
              Dr. Claude E. Cooke, Jr.           14,326,041                   7,700
              William C. Morris                  14,326,041                   7,700
              John J. Murphy                     14,325,041                   8,700
              Jesse P. Orsini                    14,326,041                   7,700
              Robert S. Rubin                    14,326,041                   7,700

         (2) a recommendation of the Board of Directors that the shareholders appoint the firm of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 2000. The vote on this matter was as follows:

                      For                          Against                 Abstentions
                      ---                          -------                 -----------
                   14,325,541                        200                    8,000

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended June 30, 2000.

b.       Exhibits

         27.1 Financial Data Schedule for the interim year to date period ended June 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARBO CERAMICS INC.

                                    /s/ JESSE P. ORSINI
                                    -----------------------------------
                                    Jesse P. Orsini
                                    President
                                    & Chief Executive Officer

                                    /s/ PAUL G. VITEK
                                    -----------------------------------
                                    Paul G. Vitek
                                    Vice President, Finance


Date:  August 11, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
  27.1   Financial Data Schedule