Form 10-Q
period 2000-09-30
CARBO CERAMICS INC
filed 2000-11-03
CIK 1009672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----             OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM______TO______.


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

    As of November 1, 2000, 14,699,500 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                              CARBO CERAMICS INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                                                 PAGE

          Item 1.     Financial Statements

                      Consolidated Balance Sheets -                                                               3
                      September 30, 2000 (Unaudited) and December 31, 1999

                      Consolidated Statements of Income                                                           4
                      (Unaudited) - Three and nine months ended September 30, 2000 and 1999

                      Consolidated Statements of Cash Flows                                                       5
                      (Unaudited) - Nine months ended September 30, 2000 and 1999

                      Notes to Consolidated Financial Statements                                                6-7
                      (Unaudited) - September 30, 2000

          Item 2.     Management's Discussion and Analysis of Financial                                         8-9
                      Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.     Legal proceedings                                                                          10

          Item 2.     Changes in securities                                                                      10

          Item 3.     Defaults upon senior securities                                                            10

          Item 4.     Submission of matters to a vote of security-holders                                        10

          Item 5.     Other information                                                                          10

          Item 6.     Exhibits and reports on Form 8-K                                                           10


Signatures                                                                                                       11

                           PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2000             1999
                                                                                      -------------    -------------
                                                                                       (UNAUDITED)
                                                                                             ($ IN THOUSANDS)
                                           ASSETS

Current assets:
    Cash and cash equivalents ...................................................     $       6,902    $         193
    Trade accounts receivable ...................................................            18,032           10,883
    Refundable income taxes .....................................................                 -              288
    Inventories:
      Finished goods ............................................................             8,261            7,123
      Raw materials and supplies ................................................             5,540            4,154
                                                                                      -------------    -------------
        Total inventories .......................................................            13,801           11,277
    Prepaid expenses and other current assets ...................................               574              481
    Deferred income taxes .......................................................               957              687
                                                                                      -------------    -------------
      Total current assets ......................................................            40,266           23,809
Property, plant and equipment:
    Land and land improvements ..................................................               944              944
    Buildings ...................................................................             7,391            7,378
    Machinery and equipment .....................................................            91,974           90,092
    Construction in progress ....................................................               478            1,298
                                                                                      -------------    -------------
      Total .....................................................................           100,787           99,712
    Less accumulated depreciation ...............................................            21,607           16,541
                                                                                      -------------    -------------
        Net property, plant and equipment .......................................            79,180           83,171
                                                                                      -------------    -------------

    Total assets ................................................................     $     119,446    $     106,980
                                                                                      =============    =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank borrowings .............................................................     $           -    $       1,809
    Accounts payable ............................................................             1,283            1,477
    Accrued payroll and benefits ................................................             1,672            1,954
    Accrued freight .............................................................             1,481            1,545
    Accrued utilities ...........................................................               706              451
    Accrued income taxes ........................................................             1,376                -
    Other accrued expenses ......................................................             1,095              221
                                                                                      -------------    -------------
      Total current liabilities .................................................             7,613            7,457
Deferred income taxes ...........................................................             8,779            6,123
Shareholders' equity:
    Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
      none outstanding ..........................................................                 -                -
    Common Stock, par value $0.01 per share, 40,000,000 shares authorized: 14,699,500 and 14,602,000 shares issued and outstanding
      at September 30, 2000 and December 31, 1999, respectively .................               147              146
    Additional paid-in capital ..................................................            45,225           42,919
    Retained earnings ...........................................................            57,682           50,335
                                                                                      -------------    -------------
      Total shareholders' equity ................................................           103,054           93,400
                                                                                      -------------    -------------

    Total liabilities and shareholders' equity ..................................     $     119,446    $     106,980
                                                                                      =============    =============

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                        -------------------------------       -------------------------------
                                                            2000               1999               2000               1999
                                                        ------------       ------------       ------------       ------------
                                                                       ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .........................................      $     25,269       $     16,888       $     69,368       $     52,370
Cost of goods sold ...............................            14,967             10,867             43,239             29,369
                                                        ------------       ------------       ------------       ------------

Gross profit .....................................            10,302              6,021             26,129             23,001
Selling, general and administrative expenses .....             3,498              2,130              9,392              7,941
Plant start-up costs .............................                 -                  -                 27              1,082
                                                        ------------       ------------       ------------       ------------

Operating profit .................................             6,804              3,891             16,710             13,978
Other income (expense):
    Interest, net ................................                91                (87)                97               (194)
    Other, net ...................................                 7                 (1)                 1                 14
                                                        ------------       ------------       ------------       ------------
                                                                  98                (88)                98               (180)
                                                        ------------       ------------       ------------       ------------

Income before income taxes .......................             6,902              3,803             16,808             13,798
Income taxes .....................................             2,547              1,331              6,166              4,699
                                                        ------------       ------------       ------------       ------------

Net income .......................................      $      4,355       $      2,472       $     10,642       $      9,099
                                                        ============       ============       ============       ============

Earnings per share:
    Basic ........................................      $       0.30       $       0.17       $       0.73       $       0.62
                                                        ============       ============       ============       ============
    Diluted ......................................      $       0.29       $       0.17       $       0.72       $       0.62
                                                        ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS  INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
                                                                                        ($ IN THOUSANDS)

OPERATING ACTIVITIES
Net income ................................................................      $     10,642       $     9,099
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation ........................................................             5,066             2,993
      Deferred income taxes ...............................................             2,386             1,184
      Changes in operating assets and liabilities:
        Trade accounts receivable .........................................            (7,149)           (1,909)
        Inventories .......................................................            (2,524)             (493)
        Prepaid expenses and other current assets .........................               (93)              (93)
        Accounts payable ..................................................              (194)               99
        Accrued payroll and benefits ......................................              (282)             (671)
        Accrued freight ...................................................               (64)              485
        Accrued utilities .................................................               255               (49)
        Accrued income taxes ..............................................             2,307               523
        Other accrued expenses ............................................               874              (633)
                                                                                 ------------      ------------
Net cash provided by operating activities .................................            11,224            10,535

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................................            (1,075)          (13,181)
                                                                                 ------------      ------------
Net cash used in investing activities .....................................            (1,075)          (13,181)

FINANCING ACTIVITIES
Proceeds from bank borrowings .............................................             5,273            15,059
Repayments on bank borrowings .............................................            (7,082)           (9,750)
Proceeds from issuance of common stock for exercise of stock options ......             1,664                 -
Dividends paid ............................................................            (3,295)           (3,285)
                                                                                 ------------      ------------
Net cash provided by (used in) financing activities .......................            (3,440)            2,024
                                                                                 ------------      ------------

Net increase in cash and cash equivalents .................................             6,709              (622)
Cash and cash equivalents at beginning of period ..........................               193               622
                                                                                 ------------      ------------
Cash and cash equivalents at end of period ................................      $      6,902      $          -
                                                                                 ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid .............................................................      $         38      $        198
                                                                                 ============      ============
Income taxes paid .........................................................      $      1,473      $      2,992
                                                                                 ============      ============

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

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

2.    DIVIDENDS PAID

      On July 11, 2000, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on July 31, 2000. The dividend was paid on August 15, 2000.

3.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):

                                                                    Three months ended                  Nine months ended
                                                                       September 30,                      September 30,
                                                               -----------------------------     -----------------------------
                                                                   2000             1999             2000             1999
                                                               ------------     ------------     ------------     ------------
Numerator for basic and diluted earnings per share:
   Net income ............................................     $      4,355     $      2,472     $     10,642     $      9,099
Denominator:
   Denominator for basic earnings per share--
     weighted-average shares .............................       14,689,935       14,602,000       14,640,965       14,602,000
   Effect of dilutive securities:
     Employee stock options ..............................          205,084          149,929          173,356           87,748
                                                               ------------     ------------     ------------     ------------
   Dilutive potential common shares ......................          205,084          149,929          173,356           87,748
                                                               ------------     ------------     ------------     ------------
   Denominator for diluted earnings per share--
     adjusted weighted-average shares ....................       14,895,019       14,751,929       14,814,321       14,689,748
                                                               ============     ============     ============     ============

Basic earnings per share .................................     $       0.30     $       0.17     $       0.73       $     0.62
                                                               ============     ============     ============     ============
Diluted earnings per share ...............................     $       0.29     $       0.17     $       0.72       $     0.62
                                                               ============     ============     ============     ============

      During the nine-months ended September 30, 2000, employees exercised stock options to acquire 97,500 shares at a weighted-average exercise price of $17.07 per share. A $642,000 tax benefit associated with the exercise of stock options was credited directly to shareholders' equity.

4.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  September 30,    December 31,
                                                                      2000             1999
                                                                  ------------     ------------
Deferred tax assets:                                                     ($ in thousands)
Employee benefits ..........................................      $        288     $        200
Inventories ................................................               523              457
Other ......................................................               146               30
                                                                  ------------     ------------
Total deferred tax assets                                                  957              687

Deferred tax liabilities:
Depreciation ...............................................             8,663            6,007
Other ......................................................               116              116
                                                                  ------------     ------------
Total deferred tax liabilities .............................             8,779            6,123
                                                                  ------------     ------------
Net deferred liabilities ...................................      $      7,822     $      5,436
                                                                  ============     ============

5.    RECENT PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective January 1, 2001. SFAS 133, as amended, establishes standards for recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material impact on its consolidated financial position or results of operations.

      In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which the Company is required to adopt effective October 1, 2000. SAB 101 does not change any of the existing rules on revenue recognition. Rather, it explains how the SEC staff believes existing rules should be applied or analogized to transactions not addressed by existing rules. The Company does not expect the adoption of SAB 101 to have a material impact on its consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000

Operating results for the third quarter of 2000 reflected the continued solid growth in domestic drilling activity that began in the first quarter of the year, in addition to an increase in international shipments. The increase in domestic activity continues to be driven by strong natural gas drilling activity, while the increased international business is due to improvements in both oil and gas drilling. Sales volume and revenue for the quarter increased substantially from the third quarter of 1999, while improvements in operating margins versus the same period last year were less dramatic due to increased SG&A expenses.

Revenues. Revenues for the third quarter 2000 were $25.3 million, an increase of 50 percent from the third quarter 1999. The increase was due to a 47 percent increase in sales volume and a June 2000 price increase on our CARBOECONOPROP-TM- product. The average selling price for the quarter was $.244 per pound, an increase of 2 percent from the same period a year earlier. Domestic sales volume increased by 45 percent from third quarter 1999, with the largest increase occurring in the important south Texas market. The number of rigs drilling for natural gas in the U.S. during the third quarter of 2000 was 48 percent higher than the same period a year earlier, while the average market price for natural gas increased by approximately 77 percent. These factors directly affect the activity in our domestic markets. Export sales volume increased by 49 percent, with the increase broadly distributed to eastern and western Europe, South America, the Middle East and the Asia/Pacific region.

Gross Profit. Gross profit for the quarter was $10.3 million or 41 percent of revenues as compared to $6.0 million or 36 percent of revenues for the third quarter 1999. The increase in gross profit was driven primarily by the significant increase in sales volume. Improvements in gross profit margins were the result of increased production rates at the New Iberia and McIntyre facilities, which translated into lower production costs. At New Iberia, an increase in screening capacity has resulted in an increase in throughput and reduced variable cost per pound. At the McIntyre facility, efforts to resolve some of the initial equipment problems during the second half of 1999 and early 2000 (the facility started production in June 1999) have led to significant improvement in production rates. The positive effect of these improvements was partially offset by an increase in the cost of natural gas at all three manufacturing facilities.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $3.5 million for the third quarter 2000 and $2.1 million for the corresponding period of 1999. Expenses as a percentage of sales increased from 13 percent in the third quarter 1999 to 14 percent for the same period in 2000. Increased expenses in 2000 were the result of increased distribution, marketing, and management incentive expenses - which resulted from higher activity levels, in addition to New York Stock Exchange listing fees and increased legal expenses.

Nine Months Ended September 30, 2000

Revenues. Revenues for the nine months ended September 30, 2000 were $69.4 million, an increase of 32 percent from the same period in 1999. The increase was due to a 36 percent increase in sales volume and a price increase in our CARBOECONOPROP-TM- product. The average selling price of $.238 per pound for the nine-months ended September 30, 2000 declined 2 percent versus the same period a year earlier due to a reduction in pricing on high-strength products and an unfavorable change in the product mix. Domestic sales volume increased by 48 percent and export volume by 17 percent compared to the first nine months of 1999.

Gross Profit. Gross profit for the nine months ended September 30, 2000 was $26.1 million or 38 percent of revenues compared to $23.0 million or 44 percent for the same period of 1999. The decrease was due to high first quarter manufacturing costs associated with the start-up of the new production facility in McIntyre, Georgia, and the high cost of trucking lightweight products from the Eufaula and McIntyre facilities to remote storage facilities during the first half of this year.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were $9.4 million or 14 percent of revenues for the first nine months of 2000 compared to $7.9 million or 15 percent of revenues for the same period of 1999. Included in the 1999 total were $1.1 million of start-up costs for the McIntyre facility. Increased costs in 2000 are those that relate directly to higher activity levels - distribution, marketing, and management incentive expenses, in addition to New York Stock Exchange listing fees and increased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $6.9 million as of September 30, 2000 - an increase of $6.7 million from December 31, 1999. The increase in cash and cash equivalents was due to cash generated from operations of $11.2 million and proceeds from the issuance of Common Stock of $1.7 million (exercise of stock options), net of repayment of debt against the Company's line of credit of $1.8 million, capital spending of $1.1 million and cash dividends of $3.3 million. There were no borrowings against the Company's line of credit as of September 30, 2000.

The Company believes existing cash balances and cash generated from operations will be sufficient to fund its operations, anticipated dividends and capital spending requirements for 2000.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

		Not applicable

ITEM 2.  CHANGES IN SECURITIES

		Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

		Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

		Not applicable

ITEM 5.  OTHER INFORMATION

		Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There were no reports filed on Form 8-K during the three months ended September 30, 2000.

b.       Exhibits
         27.1 Financial Data Schedule for the interim year to date period ended September 30, 2000

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

                                                      CARBO CERAMICS INC.

                                                      /s/ JESSE P. ORSINI
                                                      -------------------------
                                                      Jesse P. Orsini
                                                      President
                                                      & Chief Executive Officer

                                                      /s/ PAUL G. VITEK
                                                      -------------------------
                                                      Paul G. Vitek
                                                      Vice President, Finance


Date:  November 1, 2000

                                 EXHIBIT INDEX

Exhibit                                                  Method of Filing
-------                                                  ----------------
  27.1    Financial Data Schedule ............     Filed herewith electronically