Form 10-K405
period 2000-12-31
CARBO CERAMICS INC
filed 2001-03-07
CIK 1009672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                            6565 MACARTHUR BOULEVARD
                                   SUITE 1050
                              IRVING, TEXAS 75039
                    (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2001, as reported on the New York Stock Exchange, was approximately $198,488,550. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2001, Registrant had outstanding 14,875,850 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 10, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CARBO Ceramics Inc. is the world's largest producer and supplier of ceramic proppants for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppants depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or recompleted worldwide. More specifically, the demand for ceramic proppants is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

     Hydraulic fracturing is the most widely used method of increasing production from oil and gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called a proppant, is suspended in the fluid and packs the newly created fracture, keeping the fracture open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

     There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin-coated sand and ceramic. Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppants are typically the highest cost. The higher initial cost of ceramic proppants is justified by the fact that the use of these proppants in certain well conditions results in increased production of oil and gas and increased cash flow for the operators of oil and gas wells. The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppants versus alternative materials.

     CARBO Ceramics was formed in 1987 for the purpose of purchasing the assets of Standard Oil Proppants Company Ltd. (SOPCO). SOPCO was a joint venture formed to operate the combined proppant businesses of the Carborundum Company and Dresser Industries. These proppant businesses were started in 1978 and 1984, respectively. While the Carborundum Company and Dresser Industries had primarily manufactured high strength, premium priced proppants for use in very deep wells, CARBO Ceramics has pursued a strategy of introducing new, lower-priced, lightweight, intermediate strength ceramic proppants to capture a greater portion of the large market for sand-based proppants.

     Based on the Company's internally generated market information and information contained in the United States Geological Survey Minerals Yearbook, the Company estimates that it supplies nearly 60% of the ceramic proppants and 8% of all proppants used worldwide. During the year ended December 31, 2000, the Company generated approximately 63% of its revenues in the U.S. and 37% in international markets.

PRODUCTS

     The Company manufactures four distinct ceramic proppants. CARBOHSP(TM)2000 and CARBOPROP(R) are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP(TM)2000 was introduced in January 2000 and is an improved version of CARBOHSP(TM), which was introduced in 1979 as the original ceramic proppant. CARBOHSP(TM)2000 has the highest strength of the ceramic proppants manufactured by CARBO Ceramics and is used primarily in the fracturing of deep gas wells. CARBOPROP(R), which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP(TM)2000 and was developed for use in deep gas wells that do not require the strength of CARBOHSP(TM)2000.

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

     CARBOECONOPROP(R), introduced in 1992 to compete directly with sand-based proppants, has been the Company's lowest priced and fastest growing product. The introduction of CARBOECONOPROP(R) has resulted in ceramics being used in many new markets by end users that had not previously used ceramic proppants. The Company believes that many of the users of CARBOECONOPROP(R) had previously used sand or resin-coated sand.

COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton-Alcoa Proppants ("Norton-Alcoa"). Norton-Alcoa is a joint venture of Compagnie de Saint-Gobain, a French glass and materials company, and Aluminum Company of America. Norton-Alcoa manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineraco Curimbaba ("Curimbaba") based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP(TM), which is marketed in the United States under the name "Sinterball." The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton-Alcoa. The Company believes that it supplies approximately 60% of the ceramic proppants and approximately 8% of all proppants used by the oilfield services companies that perform fracturing services worldwide.

     Competition for CARBOHSP(TM)2000 and CARBOPROP(R) includes ceramic proppants manufactured by Norton-Alcoa and Curimbaba. The Company's CARBOLITE(R) and CARBOECONOPROP(R) products compete with ceramic proppants produced by Norton-Alcoa and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmount Minerals.

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

     Prior to 1997, the Company had generally maintained sufficient inventory to satisfy demand for its products. However, beginning in 1997 and continuing through the first half of 1998, it became obvious to the management of the Company that previous capacity additions were insufficient to satisfy demand in an improving market. The Company addressed this issue through the construction of a new manufacturing facility in McIntyre, Georgia, which was completed and began limited production in June 1999. During the year 2000, the McIntyre facility increased production to approximately 60 percent of its design capacity. In total, the Company's manufacturing facilities operated at approximately 70 percent of capacity in 2000.

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

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Halliburton Company and Schlumberger, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 78 percent of the Company's 2000 revenues and approximately 85 percent of the Company's 1999 revenues. However, the end users of the Company's products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the economic advantages of using ceramic proppants. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product quality and delivery performance.

     The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company must market its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company's sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services, and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies. The Company expanded its technical sales force in 2000 and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppants in the future. The Company currently provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company's ceramic proppants versus that of other proppants in the hydraulic fracturing of a natural gas or oil well.

     The Company's Senior Vice President of Marketing and Technology coordinates worldwide sales and marketing activities. The Company's export marketing efforts in 2000 were conducted through its sales office in Aberdeen, Scotland and through commissioned sales agents located in South America, China and Australia.

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 37%, 39% and 35% of the Company's sales for 2000, 1999 and 1998, respectively. The distribution of the Company's export and domestic revenues is shown below, based upon the region in which the customer used the proppants:

LOCATION                                                      2000    1999    1998
--------                                                      -----   -----   -----
                                                                 ($ IN MILLIONS)
United States...............................................  $58.9   $42.3   $54.3
International...............................................   34.4    27.4    29.8
                                                              -----   -----   -----
          Total.............................................  $93.3   $69.7   $84.1
                                                              =====   =====   =====

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, Eufaula, Alabama, and McIntyre, Georgia, and at eight remote stocking facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Rotterdam, The Netherlands; and Tianjin and Shanghai, China. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs and Edmonton and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the sites in the Netherlands and China are supplied by container ship. In total, the Company leases 149 rail cars for use in the distribution of its products. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

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

     For the production of CARBOHSP(TM)2000, the Company uses calcined, abrasive-grade bauxite imported from Australia and typically purchased on the spot market. The Company has entered into an agreement with a sole supplier to supply its anticipated need for this ore in 2001. For the production of CARBOPROP(R), the Company uses bauxitic clay mined in Arkansas. The Company has entered into a contract for the processing and supply of Arkansas bauxitic clay. The Company believes that this agreement, which stipulates a fixed price for the ore, subject to annual upward adjustments in accordance with a producer price index, will provide a sufficient supply of bauxite and bauxitic clay to meet its anticipated requirement through 2001. The Company is currently evaluating alternative sources of supply.

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

     The new production facility in McIntyre, Georgia, uses the imported calcined bauxite and domestic bauxitic clays discussed above for the production of CARBOHSP(TM)2000 and CARBOPROP(R) and uses locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a long-term supply agreement for kaolin that stipulates a fixed price subject to annual adjustments for changes in the producer price index and fuel costs. The agreement requires the Company to purchase at least 80% of the McIntyre facility's annual kaolin requirement from the supplier. The supply contract provides for a twenty-year supply of raw materials.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500(Degreesf) to 3,000(Degreesf) in a rotary kiln.

     The Company uses two different methods to produce ceramic proppants. The Company's plants in New Iberia, Louisiana, and McIntyre, Georgia, use a dry process (the "Dry Process") which starts with bauxite, bauxitic clay or kaolin that has been dried to remove both free water and water which was chemically bound within the ore. This drying process is referred to as calcining. For the production of CARBOHSP(TM)2000 and CARBOPROP(R), calcined ores are received at the plant and ground into a dry powder. For the production of CARBOLITE(R) and CARBOECONOPROP(R) at the McIntyre plant, ores are calcined at the plant before being ground into a powder. Pellets are formed by combining the powder with water and binders and introducing the mixture into high-shear mixers. The process is completed once the green pellets are sintered in a rotary kiln. The Company's competitors also use the Dry Process to produce ceramic proppants.

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

     In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant is 200 million pounds per year and the total cost of the plant was approximately $60 million. The plant consists of two distinct production lines housed in a single building. Initial production was generated from the first production line in June 1999 and full design throughput was achieved on that line in November 1999. Initial production from the second production line began in December 1999 and the plant operated at approximately 60 percent of its design capacity in 2000. The plant is capable of producing all of the Company's product lines and has been designed to be expandable to a capacity of 400 million pounds per year.

     The following table sets forth the date of construction of and recent expansion of the Company's manufacturing facilities:

                          YEAR OF        ANNUAL
LOCATION                 COMPLETION     CAPACITY                 PRODUCTS
--------                 ----------   ------------               --------
                                      (MILLIONS OF
                                        POUNDS)
New Iberia, Louisiana

  Plant 1..............     1979           20        CARBOHSP(TM) 2000 and
                                                     CARBOPROP(R)
  Plant 2..............     1981           40        CARBOHSP(TM) 2000 and
                                                     CARBOPROP(R)
    1995 Expansion.....     1995           40        CARBOHSP(TM) 2000 and
                                                     CARBOPROP(R)
                                          ---
         Total.........                   100
                                          ===
Eufaula, Alabama
                            1983           90        CARBOLITE(R) and
                                                     CARBOECONOPROP(R)
  1993 Expansion.......     1993           80        CARBOLITE(R) and
                                                     CARBOECONOPROP(R)
  1996 Expansion.......     1996           80        CARBOLITE(R) and
                                                     CARBOECONOPROP(R)
                                          ---
         Total.........                   250
                                          ===
McIntyre, Georgia
                            1999          200        CARBOLITE(R), CARBOECONOPROP(R)
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

EMPLOYEES

     At December 31, 2000, the Company had 168 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters (approximately 5,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre, Georgia, facility through 2009 at which time title will be conveyed to the Company.

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

     The facility in McIntyre, Georgia includes real property, consisting of approximately 36 acres, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on January 1, 2009. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

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

     From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business or its results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Jesse P. Orsini (age, 60): Mr. Orsini, President and Chief Executive Officer, has served as President, Chief Executive Officer and a Director of the Company since its organization in 1987.

     Terry P. Keefe (age, 52): Mr. Keefe has been Vice President of Manufacturing since July 1997. Prior to being elected Vice President of Manufacturing, Mr. Keefe was Plant Manager of the Company's Eufaula, Alabama plant since the organization of the Company in 1987.

     Dr. C. Mark Pearson (age, 44): Dr. Pearson has served as Senior Vice President of Marketing and Technology since January 2000. Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Arco Petroleum Company from 1984 through December 1995.

     Paul G. Vitek (age, 41): Mr. Vitek has been the Senior Vice President of Finance and Administration since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.

     Dr. C. Mark Pearson has been named to succeed Jesse P. Orsini as President and Chief Executive Officer of the Company, upon Mr. Orsini's retirement from the Company on April 10, 2001.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Common Stock Market Prices and Dividends

     The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company's Common Stock at February 28, 2001 was 2,100.

     High and low stock prices and dividends for the last two fiscal years were:

                                         2000                            1999
                             -----------------------------   -----------------------------
                                SALES PRICE        CASH         SALES PRICE        CASH
                             -----------------   DIVIDENDS   -----------------   DIVIDENDS
QUARTER ENDED                 HIGH       LOW     DECLARED     HIGH       LOW     DECLARED
-------------                -------   -------   ---------   -------   -------   ---------
March 31...................  $29.500   $20.000    $0.075     $22.250   $14.000    $0.075
June 30....................   36.250    25.625     0.075      30.438    17.750     0.075
September 30...............   38.250    25.000     0.075      32.250    20.000     0.075
December 31................   37.875    25.000     0.075      30.000    19.000     0.075

     The Company expects to continue its policy of paying quarterly cash dividends at the rate of $0.075 per share, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial

Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2000       1999      1998      1997      1996
                                             --------   --------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Revenues.................................  $ 93,324   $ 69,738   $84,095   $85,122   $65,151
  Cost of goods sold.......................    57,763     41,718    41,665    42,186    34,517
                                             --------   --------   -------   -------   -------
  Gross profit.............................    35,561     28,020    42,430    42,936    30,634
  Selling, general and administrative
     expenses(1)...........................    12,404     11,761     9,977     8,915     8,126
                                             --------   --------   -------   -------   -------
  Operating profit.........................    23,157     16,259    32,453    34,021    22,508
  Other, net...............................       268       (288)      974     1,004       175
                                             --------   --------   -------   -------   -------
  Income before income taxes...............    23,425     15,971    33,427    35,025    22,683
  Income taxes.............................     8,595      5,459    12,719    12,936     5,883
                                             --------   --------   -------   -------   -------
  Net income...............................  $ 14,830   $ 10,512   $20,708   $22,089   $16,800
                                             ========   ========   =======   =======   =======
  Earnings per share
     Basic.................................  $   1.01   $   0.72   $  1.42   $  1.51
                                             ========   ========   =======   =======
     Diluted...............................  $   1.00   $   0.71   $  1.40   $  1.50
                                             ========   ========   =======   =======
Pro Forma Data (Unaudited)(2):
  Income before income taxes...............                                            $22,683
  Pro forma income taxes...................                                              8,393
                                                                                       -------
  Pro forma net income.....................                                            $14,290
                                                                                       =======
  Pro forma earnings per share(3)
     Basic.................................                                            $  0.98
                                                                                       =======
     Diluted...............................                                            $  0.97
                                                                                       =======
Balance Sheet Data:
  Current assets...........................  $ 47,415   $ 23,809   $23,783   $46,861   $38,158
  Current liabilities excluding bank
     borrowings............................     9,415      5,648     8,638     7,616     5,204
  Bank borrowings -- current...............        --      1,809        --        --        --
  Property, plant and equipment, net.......    78,007     83,171    75,644    34,093    22,247
  Total assets.............................   125,422    106,980    99,427    80,954    60,405
  Total shareholders' equity...............   106,140     93,400    87,269    70,942    53,234
  Cash dividends per share(4)..............  $   0.30   $   0.30   $  0.30   $  0.30   $  0.15

---------------

(1) Selling, general and administrative (SG&A) expenses for 2000, 1999 and 1998 include plant start-up costs of $27,000, $1,464,000 and $451,000, respectively. In 1996, SG&A expenses include an incremental charge of $877,225 relating to the accelerated recognition of compensation expense for the vesting of restricted stock in connection with the Company's initial public offering.

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

     As deep drilling, particularly in North America, is typically focused on the production of natural gas, the Company's business is significantly impacted by the number of natural gas wells drilled in North America. In markets outside North America, sales of the Company's products are less dependent on natural gas markets but are influenced by the overall level of drilling activity. Furthermore, because the decision to use ceramic proppants is based on the present value economics of comparing the higher cost of ceramic proppants to the future value derived from increased production rates, the Company's business is influenced by the price of natural gas and oil.

     In 1997, demand for ceramic proppants increased to the point that the availability of all ceramic products was limited. Based on the strong market demand, the Company raised prices on its products by an average of 5%, effective in the first quarter 1997. Drilling activity and the demand for ceramic proppants remained strong throughout 1997 and the Company generated record earnings for the year. Because management believed that the worldwide demand for natural gas would continue to increase due to the abundance, relatively low cost and environmental benefits of natural gas as a source of energy, the Company initiated construction of a new manufacturing facility in McIntyre, Georgia in July 1997. The plant cost approximately $60 million and added 200 million pounds per year of additional capacity (a 60% increase).

     The Company raised prices on its products by an average of 5%, effective in the first quarter of 1998. Strong demand for ceramic proppants continued through the first half of 1998, with the Company realizing record financial results for the first three-quarters of the year. However, in the second half of 1998, a rapid decline in oil prices resulted in a significant reduction in the number of oil and gas wells drilled and completed. The Company felt the effects of this decline in the fourth quarter of 1998 as revenues decreased by 29 percent versus the previous quarter and 33 percent from the fourth quarter of 1997.

     Oil and gas prices remained depressed through much of the first half of 1999 and worldwide drilling activity decreased dramatically. In 1999, the worldwide rig count averaged 1,442, a decline of 22 percent from 1998 and 33 percent from 1997. The Company's financial results for 1999 were adversely effected by a decrease in its average selling price due to competitive pressures associated with the depressed industry conditions and by the additional fixed costs incurred in connection with the start-up of its new production facility in McIntyre, Georgia.

     The price of oil and natural gas and drilling activity improved significantly in 2000. The recovery was particularly evident in the North American natural gas activity that is a key driver of the Company's business. As a result, sales volume, average selling prices, revenues and profitability all increased versus the previous year. The increase in profitability was tempered by the impact of high natural gas prices on the Company's manufacturing costs and the continued impact of start-up operations at the McIntyre, Georgia facility early in the year.

NET INCOME

                                                    PERCENT             PERCENT
                                           2000     CHANGE     1999     CHANGE     1998
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Net Income..............................  $14,830     41%     $10,512    (49)%    $20,708

     The Company reported net income for 2000 that was 41% higher than the previous year. A significant increase in oil and gas drilling activity (and in oil and natural gas prices) began during the second quarter 2000 and continued through the remainder of the year. The domestic rig count throughout 2000 was 47 percent higher than 1999, while the average price of natural gas increased by 93 percent over the previous year. Decreased costs at the New Iberia facility (due to higher production rates resulting from an increase in screening capacity) and the start-up of the second line at McIntyre contributed to income improvement, with increased SG&A costs off-setting some of these gains.

     The Company reported net income for 1999 that was 49 percent below the previous year. A significant reduction in oil and gas drilling activity, combined with higher than expected costs at the Company's manufacturing facilities, start-up costs at the Company's new facility in McIntyre, Georgia and price pressure on high-strength products in the South Texas market were the primary causes of the decline.

     Individual components of net income are discussed below.

REVENUES

                                                    PERCENT             PERCENT
                                           2000     CHANGE     1999     CHANGE     1998
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Revenues................................  $93,324     34%     $69,738    (17)%    $84,095

     Carbo Ceramics Inc.'s 2000 revenues of $93.3 million were 34 percent higher than 1999 revenues. Total sales volumes increased by 34 percent, with domestic volumes up 39 percent and export volumes up by 25 percent. The increased domestic volumes were driven by a 70% increase in the South Texas market, while increased export sales were led by improved sales into Australia, China, Russia, and Canada. Revenues were also positively impacted by a June 2000 price increase on our CARBOECONOPROP(R) product. The average selling price for the year was $0.241 per pound. While this was unchanged versus the previous year, the average selling price improved in each quarter during 2000 due to a change in the product mix and a price increase on CARBOECONOPROP(R) that went into effect at mid-year.

     The Company's 1999 revenues of $69.7 million were 17 percent lower than 1998 revenues. Total sales volumes decreased by 12 percent, with domestic volumes down 15 percent and export volumes down 7 percent from 1998. The decline in domestic volumes was due in large part to a significant decline in sales of CARBOECONOPROP(R) into the south Texas market -- the result of a dramatic drop in rig activity in that area of the country, and a significant decrease in Alaskan activity -- the direct result of lower oil prices. Revenues were also negatively impacted by price pressure on high strength products in the South Texas market. The decline in export volume was due primarily to a decrease in sales into the Pacific Rim region.

GROSS PROFIT

                                                    PERCENT             PERCENT
                                           2000     CHANGE     1999     CHANGE     1998
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Gross Profit............................  $35,561     27%     $28,020    (34)%    $42,430
Gross Profit %..........................      38%                 40%                 50%

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

     Gross profit increased by 27 percent from 1999 to 2000. Gross profit as a percentage of sales was 38 percent for 2000, compared to 40 percent for 1999. The increase in gross profit was driven primarily by the significant increase in sales volume. The major contributor to reduced gross profit margins was the significant increase in the cost of natural gas at all three manufacturing facilities. Natural gas costs represent approximately 19 percent of the Company's total manufacturing costs in 2000 compared to 12 percent in 1999. The negative effects of the gas price increases were mitigated somewhat by increased production rates at the New Iberia and McIntyre facilities which resulted in lower costs per pound. At the McIntyre facility, throughput rates have improved due to increased familiarity with new equipment and employees.

     Gross profit for 1999 was $14.4 million lower than 1998. Gross profit as a percentage of sales was 40 percent for 1999, compared to 50 percent for 1998. The significant decrease in gross profit was the result of the decrease in revenues discussed above and an increase in production expenses. The increase in production expenses resulted from management's decision to start-up the new production facility in McIntyre, Georgia despite the weak demand experienced through much of 1999. This decision was made to position the Company for a recovering market in 2000 but caused all three of the Company's manufacturing facilities to operate at less than full capacity. In addition, costs at the New Iberia facility were adversely affected by a six-week maintenance shutdown in May/June to install a new kiln shell and replace the rotation system. These increases in cost were partially offset by lower freight costs experienced in transferring finished goods from the Eufaula manufacturing facility to the remote storage facility in San Antonio, Texas. High freight costs were incurred in 1998 due to rail service problems related to the merger of the Union Pacific and Southern Pacific railway systems.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND PLANT START-UP COSTS

                                                     PERCENT             PERCENT
                                            2000     CHANGE     1999     CHANGE     1998
                                           -------   -------   -------   -------   ------
                                                          ($ IN THOUSANDS)
SG&A.....................................  $12,404     5%      $11,761     18%     $9,977
SG&A as a % of Revenues..................      13%                 17%                12%

     Selling, general and administrative expenses increased by $643,000 in 2000 over 1999. However, SG&A expenses decreased as a percentage of sales to 13 percent in 2000 from 17 percent in 1999. The single largest item was a drop in start-up costs related to the new manufacturing facility in McIntyre, Georgia from $1.5 million in 1999 to $27,000 in 2000. Excluding the start-up costs, SG&A expenses increased by $2.1 million (or 20%) from 1999 to 2000. Increased costs in 2000 are those that relate directly to higher activity levels -- distribution, marketing, and management incentive expense, as well as distribution and marketing expenses related to the development of the China market, New York Stock Exchange listing fees, and increased legal expenses.

     Selling, general and administrative expenses increased by $1.8 million in 1999 over 1998. SG&A expenses also increased as a percentage of sales to 17 percent in 1999 from 12 percent in 1998. The single largest contributor to the increase was start-up costs related to the new manufacturing facility in McIntyre, Georgia. These costs totaled $1.5 million in 1999, compared to $0.5 million during 1998. Other significant items include expenses related to exploring the marketing and manufacturing potentials in China, New Iberia plant trials to develop products for non-oilfield applications (charged to research and development), legal fees related to a Department of Justice inquiry, and a write-off of most of the receivables of one of our customers. That customer was subsequently acquired by one of our three major customers.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 2000 were $14.8 million compared to $0.2 million at the beginning of the year. The Company generated cash from operations of $21.7 million and realized proceeds from the issuance of common stock through the exercise of employee stock options of $1.7 million. Total capital expenditures for the year were $1.6 million, cash dividends paid totaled $4.4 million, repayment of debt against the Company's line of credit was $1.8 million, and purchases of investment securities was $1.0 million. There were no major new capital additions during the year and capital spending for the maintenance of existing assets was below the historical average. The Company estimates that normal maintenance capital spending for the existing asset base should be approximately $3.0 million per year.

     The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures is to continue to pay quarterly dividends to shareholders of its common stock at the rate of $0.075 per share.

     The company maintains an unsecured line of credit of $10.0 million. As of December 31, 2000, there was no outstanding debt under the credit agreement. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2001.

     See "Forward-Looking Information" under Item 1 hereof.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Consolidated Financial Statements:

     The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-14 of this Report:

     Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income for each of the three years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000, 1999 and 1998

  (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 2000.

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

                                            CARBO CERAMICS INC.

                                            By:     /s/ JESSE P. ORSINI
                                              ----------------------------------
                                                       Jesse P. Orsini
                                                President and Chief Executive
                                                            Officer

                                            By:      /s/ PAUL G. VITEK
                                              ----------------------------------
                                                        Paul G. Vitek
                                               Sr. Vice President, Finance and
                                                   Chief Financial Officer

Dated: March 7, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ WILLIAM C. MORRIS                  Chairman of the Board             March 7, 2001
-----------------------------------------------------
                  William C. Morris

                 /s/ JESSE P. ORSINI                   President, Chief Executive        March 7, 2001
-----------------------------------------------------    Officer and Director
                   Jesse P. Orsini                       (Principal Executive Officer)

                  /s/ PAUL G. VITEK                    Sr. Vice President, Finance and   March 7, 2001
-----------------------------------------------------    Chief Financial Officer
                    Paul G. Vitek                        (Principal Financial and
                                                         Accounting Officer)

              /s/ CLAUDE E. COOKE, JR.                 Director                          March 7, 2001
-----------------------------------------------------
                Claude E. Cooke, Jr.

                 /s/ JOHN J. MURPHY                    Director                          March 7, 2001
-----------------------------------------------------
                   John J. Murphy

                 /s/ ROBERT S. RUBIN                   Director                          March 7, 2001
-----------------------------------------------------
                   Robert S. Rubin

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CARBO Ceramics Inc.

     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

New Orleans, Louisiana
February 5, 2001

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 14,757   $    193
  Investment securities.....................................     1,000         --
  Trade accounts receivable.................................    17,783     10,883
  Refundable income taxes...................................        --        288
  Inventories:
     Finished goods.........................................     8,407      7,123
     Raw materials and supplies.............................     4,067      4,154
                                                              --------   --------
          Total inventories.................................    12,474     11,277
  Prepaid expenses and other current assets.................       570        481
  Deferred income taxes.....................................       831        687
                                                              --------   --------
          Total current assets..............................    47,415     23,809
Property, plant and equipment:
  Land and land improvements................................       944        944
  Buildings.................................................     7,442      7,378
  Machinery and equipment...................................    92,201     90,092
  Construction in progress..................................       728      1,298
                                                              --------   --------
          Total.............................................   101,315     99,712
Less accumulated depreciation...............................    23,308     16,541
                                                              --------   --------
     Net property, plant and equipment......................    78,007     83,171
                                                              --------   --------
          Total assets......................................  $125,422   $106,980
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank borrowings...........................................  $     --   $  1,809
  Accounts payable..........................................     1,293      1,477
  Accrued payroll and benefits..............................     1,945      1,954
  Accrued freight...........................................     1,816      1,545
  Accrued utilities.........................................       937        451
  Accrued income taxes......................................     2,581         --
  Other accrued expenses....................................       843        221
                                                              --------   --------
          Total current liabilities.........................     9,415      7,457
Deferred income taxes.......................................     9,867      6,123
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
     authorized: none outstanding...........................        --         --
  Common stock, par value $0.01 per share, 40,000,000 shares authorized: 14,699,500 and 14,602,000 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................       147        146
  Additional paid-in capital................................    45,225     42,919
  Retained earnings.........................................    60,768     50,335
                                                              --------   --------
          Total shareholders' equity........................   106,140     93,400
                                                              --------   --------
          Total liabilities and shareholders' equity........  $125,422   $106,980
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 2000           1999           1998
                                                              ----------     ----------     ----------
                                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $93,324        $69,738        $84,095
Cost of goods sold..........................................    57,763         41,718         41,665
                                                               -------        -------        -------
Gross profit................................................    35,561         28,020         42,430
Selling, general and administrative expenses................    12,377         10,297          9,526
Plant start-up costs........................................        27          1,464            451
                                                               -------        -------        -------
Operating profit............................................    23,157         16,259         32,453
Other income (expense):
  Interest income...........................................       302              5            800
  Interest expense..........................................       (38)          (297)            --
  Other, net................................................         4              4            174
                                                               -------        -------        -------
                                                                   268           (288)           974
                                                               -------        -------        -------
Income before income taxes..................................    23,425         15,971         33,427
Income taxes................................................     8,595          5,459         12,719
                                                               -------        -------        -------
Net income..................................................   $14,830        $10,512        $20,708
                                                               =======        =======        =======
Earnings per share:
  Basic.....................................................   $  1.01        $  0.72        $  1.42
                                                               =======        =======        =======
  Diluted...................................................   $  1.00        $  0.71        $  1.40
                                                               =======        =======        =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                ADDITIONAL
                                                       COMMON    PAID-IN     RETAINED
                                                       STOCK     CAPITAL     EARNINGS    TOTAL
                                                       ------   ----------   --------   --------
                                                                   ($ IN THOUSANDS)
Balances at January 1, 1998..........................   $146     $42,919     $27,877    $ 70,942
  Net income.........................................     --          --      20,708      20,708
  Cash dividends ($0.30 per share)...................     --          --      (4,381)     (4,381)
                                                        ----     -------     -------    --------
Balances at December 31, 1998........................    146      42,919      44,204      87,269
  Net income.........................................     --          --      10,512      10,512
  Cash dividends ($0.30 per share)...................     --          --      (4,381)     (4,381)
                                                        ----     -------     -------    --------
Balances at December 31, 1999........................    146      42,919      50,335      93,400
  Net income.........................................     --          --      14,830      14,830
  Exercise of stock options..........................      1       1,663          --       1,664
  Income tax benefit from exercise of stock
     options.........................................     --         643          --         643
  Cash dividends ($0.30 per share)...................     --          --      (4,397)     (4,397)
                                                        ----     -------     -------    --------
Balances at December 31, 2000........................   $147     $45,225     $60,768    $106,140
                                                        ====     =======     =======    ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------   --------   --------
                                                                    ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $14,830   $ 10,512   $ 20,708
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    6,767      4,632      2,154
  Deferred income taxes.....................................    3,600      2,936        876
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................   (6,900)       417      2,943
     Inventories............................................   (1,197)    (1,050)    (1,846)
     Prepaid expenses and other current assets..............      (89)       133         47
     Accounts payable.......................................     (184)      (289)      (365)
     Accrued payroll and benefits...........................       (9)      (655)       161
     Accrued freight........................................      271        753        (59)
     Accrued utilities......................................      486        101        (72)
     Income taxes...........................................    3,512       (554)      (752)
     Other accrued expenses.................................      622       (766)       241
                                                              -------   --------   --------
Net cash provided by operating activities...................   21,709     16,170     24,036
INVESTING ACTIVITIES
Maturities of investment securities.........................       --         --     13,905
Purchases of investment securities..........................   (1,000)        --         --
Purchases of property, plant and equipment..................   (1,603)   (14,027)   (41,837)
                                                              -------   --------   --------
Net cash used in investing activities.......................   (2,603)   (14,027)   (27,932)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................    5,273     18,059         --
Repayments on bank borrowings...............................   (7,082)   (16,250)        --
Proceeds from issuance of common stock......................    1,664         --         --
Dividends paid..............................................   (4,397)    (4,381)    (4,381)
                                                              -------   --------   --------
Net cash used in financing activities.......................   (4,542)    (2,572)    (4,381)
                                                              -------   --------   --------
Net increase (decrease) in cash and cash equivalents........   14,564       (429)    (8,277)
Cash and cash equivalents at beginning of year..............      193        622      8,899
                                                              -------   --------   --------
Cash and cash equivalents at end of year....................  $14,757   $    193   $    622
                                                              =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $    38   $    297   $     --
                                                              =======   ========   ========
Income taxes paid...........................................  $ 1,483   $  3,077   $ 12,595
                                                              =======   ========   ========
Purchases of property, plant and equipment through accounts
  payable...................................................  $    --   $     --   $  1,868
                                                              =======   ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has production plants operating in New Iberia, Louisiana, Eufaula, Alabama and McIntyre, Georgia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the three plant sites and eight remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Rotterdam, The Netherlands; and Tianjin and Shanghai, China.

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

  Investment Securities

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2000, investment securities consisted of auction-rate preferred stock, which were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2000. The Company held no investment securities at December 31, 1999.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company's products.

                              CARBO CERAMICS INC.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements...........................   15 to 30 years
Machinery and equipment..............................    3 to 30 years

  Revenue Recognition

     Revenue is recognized when title passes to the customer.

  Shipping and Handling Costs

     Shipping costs, which consist of transportation costs associated with the delivery of the Company's products to customers, are classified as cost of goods sold. Handling costs are charged to selling, general and administrative expenses and include labor and overhead costs related to maintaining finished goods inventory and operating the Company's remote distribution facilities. Handling costs incurred in 2000, 1999 and 1998 were $3,175,000, $2,616,000 and
$2,711,000, respectively.

  Cost of Start-Up Activities

     Effective January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This Statement requires that costs related to start-up activities, including organization costs, be expensed as incurred. The Company's policy has always been to expense the costs of start-up operations. Start-up costs for 2000, 1999 and 1998 represent labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company's new production facility in McIntyre, Georgia. The Company incurred no start-up costs beyond the first quarter of 2000.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2000, 1999 and 1998 were $676,000, $703,000 and $81,000, respectively.

  Stock Based Compensation

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

                              CARBO CERAMICS INC.

2. BANK BORROWINGS

     Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, the Company may borrow up to $10.0 million through December 31, 2003, with the option of choosing either the bank's fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2000 the unused portion of the credit facility was $10.0 million. The credit agreement requires the Company to maintain certain financial ratios. The terms of the credit agreement further provide for certain affirmative and negative covenants, including a restriction on capital expenditures. The Company was in compliance with these covenants at December 31, 2000. Commitment fees are payable quarterly at the annual rate of three-eighths of one percent of the unused line of credit.

3. LEASES

     The Company leases railroad equipment under operating leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2000 are as follows ($ in thousands):

2001.......................................................   $  652
2002.......................................................      451
2003.......................................................      368
2004.......................................................      335
2005.......................................................       52
                                                              ------
          Total............................................   $1,858
                                                              ======

     Leases generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rent expense for all operating leases was $1,560,000 in 2000, $1,168,000 in 1999, and $800,000 in 1998.

4. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               2000      1999
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Deferred tax assets:
Employee benefits...........................................  $  152    $  200
Inventories.................................................     523       457
Other.......................................................     156        30
                                                              ------    ------
          Total deferred tax assets.........................     831       687
                                                              ------    ------
Deferred tax liabilities:
Depreciation................................................   9,749     6,007
Other.......................................................     118       116
                                                              ------    ------
          Total deferred tax liabilities....................   9,867     6,123
                                                              ------    ------
          Net deferred tax liabilities......................  $9,036    $5,436
                                                              ======    ======

                              CARBO CERAMICS INC.

     Significant components of the provision for income taxes are as follows:

                                                             2000     1999     1998
                                                            ------   ------   -------
                                                                ($ IN THOUSANDS)
Current:
  Federal.................................................  $4,450   $2,285   $10,596
  State...................................................     545      238     1,247
                                                            ------   ------   -------
          Total current...................................   4,995    2,523    11,843
                                                            ------   ------   -------
Deferred:
  Federal.................................................   3,208    2,695       784
  State...................................................     392      241        92
                                                            ------   ------   -------
          Total deferred..................................   3,600    2,936       876
                                                            ------   ------   -------
                                                            $8,595   $5,459   $12,719
                                                            ======   ======   =======

     The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company's income tax expense is as follows:

                                        2000                1999                1998
                                  ----------------    ----------------    -----------------
                                  AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT
                                  ------   -------    ------   -------    -------   -------
                                                      ($ IN THOUSANDS)
U.S. statutory rate.............  $8,199    35.0%     $5,592    35.0%     $11,715    35.0%
State income taxes, net of
  federal tax benefit...........     937     4.0         479     3.0        1,339     4.0
Foreign sales corporation
  benefit and other.............    (541)   (2.3)       (612)   (3.8)        (335)   (1.0)
                                  ------    ----      ------    ----      -------    ----
                                  $8,595    36.7%     $5,459    34.2%     $12,719    38.0%
                                  ======    ====      ======    ====      =======    ====

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

     On January 8, 2001, the Board of Directors declared a cash dividend of $0.075 per share. The dividend is payable on February 15, 2001 to shareholders of record on January 31, 2001.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.00%, 6.40% and 4.44%; a dividend yield of 1.0%; volatility factors of the expected market price of the Company's Common Stock of .509, .464 and .452; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           2000           1999           1998
                                                        -----------    -----------    -----------
                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................    $14,830        $10,512        $20,708
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $14,133        $ 9,498        $19,793
                                                          =======        =======        =======
Basic earnings per share:
  As reported.........................................    $  1.01        $  0.72        $  1.42
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  0.96        $  0.65        $  1.36
                                                          =======        =======        =======
Diluted earnings per share:
  As reported.........................................    $  1.00        $  0.71        $  1.40
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  0.95        $  0.65        $  1.34
                                                          =======        =======        =======

                              CARBO CERAMICS INC.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                      2000                         1999                         1998
                           --------------------------   --------------------------   --------------------------
                           OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                            (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                           -------   ----------------   -------   ----------------   -------   ----------------
Outstanding -- beginning
  of year................     925          $20             895          $20             850          $20
Granted..................      20           23              30           24              45           26
Exercised................      97           17              --                           --
Forfeited................      30           29              --                           --
                           ------                       ------                       ------
Outstanding -- end of
  year...................     818          $21             925          $20             895          $20
                           ======                       ======                       ======
Exercisable at end of
  year...................     704          $20             579          $19             355          $19
Weighted-average fair
  value of options
  granted during the
  year...................  $10.63                       $10.93                       $10.96

     Following is a summary of the status of fixed options outstanding at December 31, 2000:

                  OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS
-------------------------------------------------------   --------------------------
EXERCISE            WEIGHTED AVERAGE   WEIGHTED AVERAGE             WEIGHTED AVERAGE
PRICE     OPTIONS      REMAINING           EXERCISE       OPTIONS       EXERCISE
RANGE      (000)    CONTRACTUAL LIFE        PRICE          (000)         PRICE
--------  -------   ----------------   ----------------   -------   ----------------
$17-24      668         6 years              $18            596           $17
 32-35      150         7 years               33            108            32
            ---                                             ---
            818                               21            704            20
            ===                                             ===

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share:
  Net income..................................  $    14,830   $    10,512   $    20,708
Denominator:
  Denominator for basic earnings per share --
     weighted average shares..................   14,655,679    14,602,000    14,602,000
  Effect of dilutive securities:
     Employee stock options (See Note 6)......      170,624       109,865       168,709
                                                -----------   -----------   -----------
  Dilutive potential common shares............      170,624       109,865       168,709
                                                -----------   -----------   -----------
  Denominator for diluted earnings per share--
     adjusted weighted-average shares.........   14,826,303    14,711,865    14,770,709
                                                ===========   ===========   ===========
Basic earnings per share......................  $      1.01   $      0.72   $      1.42
                                                ===========   ===========   ===========
Diluted earnings per share....................  $      1.00   $      0.71   $      1.40
                                                ===========   ===========   ===========

                              CARBO CERAMICS INC.

8. QUARTERLY OPERATING RESULTS -- (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2000 and 1999 were as follows:

                                                         THREE MONTHS ENDED,
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues.................................  $22,101    $21,998     $25,269        $23,956
Gross profit.............................    6,747      9,080      10,302          9,432
Net income...............................    2,462      3,825       4,355          4,188
Earnings per share
  Basic..................................  $  0.17    $  0.26     $  0.30        $  0.28
  Diluted................................  $  0.17    $  0.26     $  0.29        $  0.28
1999
Revenues.................................  $20,078    $15,404     $16,888        $17,368
Gross profit.............................   10,002      6,978       6,021          5,019
Net income...............................    4,099      2,528       2,472          1,413
Earnings per share:
  Basic..................................  $  0.28    $  0.17     $  0.17        $  0.10
  Diluted................................  $  0.28    $  0.17     $  0.17        $  0.10

     Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

9. SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 2000:

                                                      MAJOR CUSTOMERS
                                                     ------------------
                                                      A      B      C     OTHERS   TOTAL
                                                     ----   ----   ----   ------   -----
2000...............................................  35.4%  22.4%  20.2%   22.0%    100%
1999...............................................  38.7%  30.0%  16.4%   14.9%    100%
1998...............................................  43.4%  26.1%  18.2%   12.3%    100%

10. INTERNATIONAL SALES

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 37%, 39% and 35% of the Company's revenues for 2000, 1999, and 1998, respectively.

                                                              2000    1999    1998
                                                              -----   -----   -----
                                                                 ($ IN MILLIONS)
Location
  United States.............................................  $58.9   $42.3   $54.3
  International.............................................   34.4    27.4    29.8
                                                              -----   -----   -----
          Total.............................................  $93.3   $69.7   $84.1
                                                              =====   =====   =====

                              CARBO CERAMICS INC.

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

     Benefit costs recognized as expense under this plan consisted of the following:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Contributions:
  Profit sharing............................................  $325   $275   $207
  Savings...................................................   191    151    145
                                                              ----   ----   ----
                                                              $516   $426   $352
                                                              ====   ====   ====

12. COMMITMENTS

     In 1995, the Company entered into an agreement with a supplier to purchase options to purchase 200,000 tons of green ore for its New Iberia, Louisiana plant at a specified contract price. All of the green ore purchased by the Company pursuant to the options will be processed by the supplier at a specified price. The Company is required to purchase at least 80% of its estimated annual requirements of processed ore from the supplier until all green ore purchased pursuant to the options has been processed. The Company anticipates termination of the agreement by its terms during 2001 and is currently evaluating alternative sources of supply.

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

     The Company was in compliance with the terms of all agreements through December 31, 2000.

13. EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its current President, which will expire upon his retirement, scheduled for April 10, 2001. The agreement provides for an annual base salary and an incentive bonus as defined in the agreement. In the event the President is terminated without cause prior to April 10, 2001, the Company will be obligated to pay the President two years base salary and a prorated incentive bonus. In addition, all non-vested stock options granted to the President will vest immediately and become exercisable. The agreement also contains a five-year non-competition covenant that would become effective upon termination for any reason.

     The Company has an employment agreement with its Senior Vice President of Marketing and Technology (President Elect), which becomes effective April 10, 2001. The agreement expires on

                              CARBO CERAMICS INC.

December 31, 2002. The agreement provides for an annual base salary and an incentive bonus as defined in the agreement. In the event the President is terminated without cause prior to December 31, 2002, the Company will be obligated to pay the President two years base salary and a prorated incentive bonus. In addition, all non-vested stock options granted to the President will vest immediately and become exercisable. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.

14. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 3.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
          3.2            -- Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
          4.1            -- Form of Common Stock Certificate of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 4.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.1            -- Second Amended and Restated Credit Agreement dated as of
                            December 31, 2000, between Brown Brothers Harriman & Co.
                            and CARBO Ceramics Inc.
         10.2            -- Form of Tax Indemnification Agreement between CARBO
                            Ceramics Inc. and William C. Morris, Robert S. Rubin,
                            Lewis C. Glucksman, George A. Wiegers, William A.
                            Griffin, and Jesse P. Orsini (incorporated by reference
                            to exhibit 10.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.3            -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and Jesse P. Orsini (incorporated by reference to exhibit
                            10.4 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.4            -- Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals,
                            Inc., as amended (incorporated by reference to exhibit
                            10.5 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.5            -- Raw Material Requirements Agreement dated as of November
                            21, 1995, between CARBO Ceramics Inc. and C-E Minerals
                            Inc. (incorporated by reference to exhibit 10.6 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.6            -- Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.7            -- CARBO Ceramics Inc. 1996 Stock Option Plan for Key
                            Employees (incorporated by reference to exhibit 10.9 to
                            the registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.8            -- Form of Stock Option Award Agreement (incorporated by
                            reference to exhibit 10.10 to the registrant's Form S-1
                            Registration Statement No. 333-1884)
         10.9            -- Raw Material Supply Agreement dated as of November 18,
                            1997 between CARBO Ceramics Inc. and Arcilla Mining and
                            Land Co. (incorporated by reference to exhibit 10.9 to
                            the registrant's Form 10-K Annual Report for the year
                            ended December 31, 1997)
         10.10           -- Amendment to Employment Agreement between CARBO Ceramics
                            Inc. and Jesse P. Orsini (incorporated by reference to
                            exhibit 10.10 to the registrant's Form 10-K Annual Report
                            for the year ended December 31, 1999)
         10.11           -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and C. Mark Pearson
         23.1            -- Consent of Ernst & Young LLP