Form 10-Q
period 2001-03-31
CARBO CERAMICS INC
filed 2001-05-11
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

(Registrant’s telephone number)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

               As of April 30, 2001, 14,933,250 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
March 31, 2001 (Unaudited) and December 31, 2000

Consolidated Statements of Income (Unaudited) -	4
Three months ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited) -	5
Three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited)	6-7

Item 2. Management’s Discussion and Analysis of Financial	8-9
Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal proceedings	10

Item 2. Changes in securities	10

Item 3. Defaults upon senior securities	10

Item 4. Submission of matters to a vote of security-holders	10

Item 5. Other information	10

Item 6. Exhibits and reports on Form 8-K	10

Signatures	11

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2001	2000
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 22,456	$ 14,757
Investment securities	1,000	1,000
Trade accounts receivable	24,103	17,783
Inventories:
Finished goods	6,337	8,407
Raw materials and supplies	4,524	4,067
Total inventories	10,861	12,474
Prepaid expenses and other current assets	371	570
Deferred income taxes	831	831
Total current assets	59,622	47,415
Property, plant and equipment:
Land and land improvements	944	944
Buildings	7,442	7,442
Machinery and equipment	91,228	92,201
Construction in progress	1,268	728
Total	100,882	101,315
Less accumulated depreciation	24,990	23,308
Net property, plant and equipment	75,892	78,007
Total assets	$ 135,514	$ 125,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 2,047	$ 1,293
Accrued payroll and benefits	1,114	1,945
Accrued freight	1,584	1,816
Accrued utilities	1,374	937
Accrued income taxes	2,825	2,581
Other accrued expenses	462	843
Total current liabilities	9,406	9,415
Deferred income taxes	10,437	9,867
Shareholders’ equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
none outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
14,875,850 and 14,699,500 shares issued and outstanding at March 31,
2001 and December 31, 2000, respectively	149	147
Additional paid-in capital	49,677	45,225
Retained earnings	65,845	60,768
Total shareholders’ equity	115,671	106,140
Total liabilities and shareholders’ equity	$ 135,514	$ 125,422

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended
	March 31,
	2001	2000

Revenues	$ 34,174	$ 22,101
Cost of goods sold	21,128	15,354

Gross profit	13,046	6,747
Selling, general and administrative expenses	3,685	2,824
Plant start-up costs	-	27

Operating profit	9,361	3,896
Other income (expense):
Interest income	218	1
Interest expense	-	(29)
Other, net	27	(19)
	245	(47)

Income before income taxes	9,606	3,849
Income taxes	3,426	1,387

Net income	$ 6,180	$ 2,462

Earnings per share:
Basic	$ 0.42	$ 0.17
Diluted	$ 0.41	$ 0.17

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Three months ended
	March 31,
	2001	2000
Operating activities
Net income	$ 6,180	$ 2,462
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,682	1,675
Deferred income taxes	570	616
Gain on sale of equipment	(2)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(6,320)	(3,629)
Inventories	1,613	193
Prepaid expenses and other current assets	199	(77)
Accounts payable	754	212
Accrued payroll and benefits	(831)	(877)
Accrued freight	(232)	594
Accrued utilities	437	186
Accrued income taxes	1,618	603
Other accrued expenses	(381)	163
Net cash provided by operating activities	5,287	2,121

Investing activities
Purchases of property, plant and equipment	(540)	(542)
Proceeds from sale of equipment	2	-
Refund of capital expenditure	973	-
Net cash provided by (used in) investing activities	435	(542)

Financing activities
Proceeds from bank borrowings	-	5,273
Repayments on bank borrowings	-	(5,682)
Proceeds from issuance of common stock	3,080	-
Dividends paid	(1,103)	(1,095)
Net cash provided by (used in) financing activities	1,977	(1,504)

Net increase in cash and cash equivalents	7,699	75
Cash and cash equivalents at beginning of period	14,757	193
Cash and cash equivalents at end of period	$ 22,456	$ 268

Supplemental cash flow information
Interest paid	$ -	$ 29
Income taxes paid	$ 1,238	$ 168

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-K Annual Report for the year ended December 31, 2000.

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

2.    Dividends Paid

        On January 9, 2001, the Board of Directors declared a cash dividend of $0.075 per common share payable to shareholders of record on January 31, 2001. The dividend was paid on February 15, 2001.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 ($ in thousands, except per share data):
	2001	2000
Numerator for basic and diluted earnings per share:
Net income	$ 6,180	$ 2,462
Denominator:
Denominator for basic earnings per share--
weighted-average shares	14,799,788	14,602,000
Effect of dilutive securities:
Employee stock options	166,282	117,535
Dilutive potential common shares	166,282	117,535
Denominator for diluted earnings per share--
adjusted weighted-average shares	14,966,070	14,719,535
Basic earnings per share	$ 0.42	$ 0.17
Diluted earnings per share	$ 0.41	$ 0.17

        During the three months ended March 31, 2001, employees exercised stock options to acquire 176,350 common shares at a weighted-average exercise price of $17.46 per share. The Company recognized a related income tax benefit of $1,374,000, which was credited directly to shareholders’ equity.

4.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:
	March 31,	December 31,
	2001	2000
Deferred tax assets:	($ in thousands)
Employee benefits	$ 152	$ 152
Inventories	523	523
Other	156	156
Total deferred tax assets	831	831

Deferred tax liabilities:
Depreciation	10,319	9,749
Other	118	118
Total deferred tax liabilities	10,437	9,867
Net deferred liabilities	$ 9,606	$ 9,036

5.     Refund of Capital Expenditure

        During the first quarter of 2001, the Company received a $1.0 million capital expenditure refund on a claim related to the construction of its manufacturing facility in McIntyre, Georgia. $973,000 was recorded as a direct reduction of the cost of machinery and equipment capitalized prior to receipt of the refund.

6.    Legal Proceedings

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                       RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001

Operating results for the first quarter 2001 reflect the extremely strong market conditions in the domestic natural gas industry as well as the success of the company’s technical marketing program. With natural gas prices at historically high levels, the operators of natural gas wells are looking to improve production quickly, and the company’s products are helpful in achieving that goal. Management expects the demand for the company’s products to remain strong for the remainder of the year. Based on recent results and our customers’ strong backlog of jobs, management believes the company’s sales volume for 2001 can exceed last year’s total by at least 25 percent.

Revenues. Revenues for the first quarter 2001 were $34.2 million, a 55% increase from the first quarter 2000. The increase was due to a 37 percent increase in sales volume and a 13 percent increase in the average selling price.

The number of rigs drilling for natural gas in the U.S. during the first quarter of 2001 was 46 percent higher than the same period a year earlier, and this increase in activity resulted in a 39 percent increase in our domestic sales volume versus the first quarter 2000. Sales volume in Canada increased by 32 percent during the same period of time, also due to strong natural gas drilling activity. Other international volume increased 31 percent versus the first quarter of 2000. In total, the company established a new record for sales volume in the quarter, exceeding the previous quarterly record by 24 percent.

Gross Profit. Gross profit for the quarter was $13.0 million or 38 percent of sales as compared to $6.7 million or 31 percent of sales for the first quarter 2000. The improvement in gross profit was due to the increase in selling prices and better performance in our manufacturing operations. The first quarter of 2000 was negatively impacted by high production costs incurred during the start-up of the company’s McIntyre, Georgia facility. By comparison, the company’s three production facilities operated at about 85 percent of capacity in this year’s first quarter, with McIntyre’s first quarter 2001 production 60 percent ahead of the same period last year. Production costs at all three facilities were, however, adversely impacted by high natural gas prices. Gross profit in the first quarter 2001 was also adversely affected by excess freight costs (truck versus rail) realized in transferring inventory to our remote stocking locations to meet increasing sales demands.

Selling, General and Administrative Expenses and Plant Start-Up Expenses. Selling, general and administrative expenses were $3.7 million for the first quarter 2001 and $2.8 million for the corresponding period of 2000. Expenses as a percentage of sales decreased from 12.8 percent in the first quarter of 2000 to 10.8 percent for the same period in 2001. The increase in expenses was due primarily to an increase in variable expenses associated with higher sales volumes including, warehouse and shipping, marketing, and management incentive expenses.

Liquidity and Capital Resources

Cash and cash equivalents totaled $22.5 million as of March 31, 2001, an increase of $7.7 million from December 31, 2000. The increase in cash and cash equivalents was due to cash generated from operations of $5.3 million, proceeds from the issuance of stock (exercise of stock options) of $3.1 million, and a $1.0 million capital expenditure refund on a claim related to the construction of the McIntyre, Georgia facility, offset by capital spending of $0.6 million and cash dividends of $1.1 million. There were no borrowings under the company’s line of credit as of March 31, 2001.

The Company believes that existing cash balances and cash generated from operations will be sufficient to fund its operations, dividend and capital spending requirements through 2001.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company’s Form 10-K and Annual Report to Shareholders, any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from such statements. This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company’s prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to, changes in the demand for oil and natural gas, the development of alternative stimulation techniques and the development of alternative proppants for use in hydraulic fracturing. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise .

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable

ITEM 2.    CHANGES IN SECURITIES

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None

b.  Reports on Form 8-K

None

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                           CARBO CERAMICS INC.

                                                                                                           /s/ C. MARK PEARSON

                                                                                                           C. Mark Pearson

                                                                                                           President and Chief Executive Officer

                                                                                                           /s/ PAUL G. VITEK

                                                                                                           Paul G. Vitek

                                                                                                           Sr. Vice President, Finance and

                                                                                                           Chief Financial Officer

                                                                             Date: May 11, 2001