Form 10-Q
period 2001-09-30
CARBO CERAMICS INC
filed 2001-11-08
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

               As of October 31, 2001, 14,933,250 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
September 30, 2001 (Unaudited) and December 31, 2000

Consolidated Statements of Income (Unaudited) -	4
Three and nine months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows (Unaudited) -	5
Nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial	8
Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal proceedings	10

Item 2. Changes in securities	10

Item 3. Defaults upon senior securities	10

Item 4. Submission of matters to a vote of security-holders	10

Item 5. Other information	10

Item 6. Exhibits and reports on Form 8-K	10

Signatures	11

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 37,320	$ 14,757
Investment securities	1,000	1,000
Trade accounts receivable	24,411	17,783
Inventories:
Finished goods	6,688	8,407
Raw materials and supplies	6,344	4,067
Total inventories	13,032	12,474
Prepaid expenses and other current assets	624	570
Deferred income taxes	963	831
Total current assets	77,350	47,415
Property, plant and equipment:
Land and land improvements	944	944
Buildings	7,488	7,442
Machinery and equipment	91,876	92,201
Construction in progress	8,547	728
Total	108,855	101,315
Less accumulated depreciation	28,355	23,308
Net property, plant and equipment	80,500	78,007
Total assets	$ 157,850	$ 125,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 3,342	$ 1,293
Accrued payroll and benefits	2,008	1,945
Accrued freight	1,613	1,816
Accrued utilities	915	937
Accrued income taxes	7,207	2,581
Other accrued expenses	858	843
Total current liabilities	15,943	9,415
Deferred income taxes	11,526	9,867
Shareholders’ equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
none outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
14,933,250 and 14,699,500 shares issued and outstanding at September 30,
2001 and December 31, 2000, respectively	149	147
Additional paid-in capital	51,178	45,225
Accumulated other comprehensive loss	(5)	-
Retained earnings	79,059	60,768
Total shareholders’ equity	130,381	106,140
Total liabilities and shareholders’ equity	$ 157,850	$ 125,422

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$ 36,627	$ 25,269	$ 106,105	$ 69,368
Cost of goods sold	20,190	14,967	61,182	43,239

Gross profit	16,437	10,302	44,923	26,129
Selling, general and administrative expenses	4,047	3,498	11,359	9,392
Plant start-up costs	15	-	15	27

Operating profit	12,375	6,804	33,549	16,710
Other income (expense):
Interest income	235	91	723	135
Interest expense	-	-	(1)	(38)
Other, net	48	7	70	1
	283	98	792	98

Income before income taxes	12,658	6,902	34,341	16,808
Income taxes	4,403	2,547	12,261	6,166

Net income	$ 8,255	$ 4,355	$ 22,080	$ 10,642

Earnings per share:
Basic	$ 0.55	$ 0.30	$ 1.48	$ 0.73
Diluted	$ 0.55	$ 0.29	$ 1.47	$ 0.72

Other information:
Dividends declared per common share	$ 0.09	$ 0.075	$ 0.255	$ 0.225

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Nine months ended
	September 30,
	2001	2000
Operating activities
Net income	$ 22,080	$ 10,642
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,047	5,066
Deferred income taxes	1,527	2,386
Gain on sale of equipment	(7)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(6,628)	(7,149)
Inventories	(558)	(2,524)
Prepaid expenses and other current assets	(54)	(93)
Accounts payable	2,049	(194)
Accrued payroll and benefits	63	(282)
Accrued freight	(203)	(64)
Accrued utilities	(22)	255
Accrued income taxes	6,526	2,307
Other accrued expenses	15	874
Net cash provided by operating activities	29,835	11,224

Investing activities
Purchases of property, plant and equipment	(8,513)	(1,075)
Proceeds from sale of equipment	7	-
Refund of capital expenditure	973	-
Net cash used in investing activities	(7,533)	(1,075)

Financing activities
Proceeds from bank borrowings	-	5,273
Repayments on bank borrowings	-	(7,082)
Proceeds from issuance of common stock	4,055	1,664
Dividends paid	(3,789)	(3,295)
Net cash provided by (used in) financing activities	266	(3,440)

Net increase in cash and cash equivalents	22,568	6,709
Effect of exchange rate changes on cash and cash equivalents	(5)	-
Cash and cash equivalents at beginning of period	14,757	193
Cash and cash equivalents at end of period	$ 37,320	$ 6,902

Supplemental cash flow information
Interest paid	$ 1	$ 38
Income taxes paid	$ 4,208	$ 1,473

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

2.    Dividends Paid

        On July 10, 2001, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on July 31, 2001. The dividend was paid on August 15, 2001.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator for basic and diluted earnings per share:
Net income	$ 8,255	$ 4,355	$ 22,080	$ 10,642
Denominator:
Denominator for basic earnings per share--
weighted-average shares	14,933,250	14,689,935	14,883,937	14,640,965
Effect of dilutive securities:
Employee stock options	110,867	205,084	149,049	173,356
Dilutive potential common shares	110,867	205,084	149,049	173,356
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,044,117	14,895,019	15,032,986	14,814,321
Basic earnings per share	$ 0.55	$ 0.30	$ 1.48	$ 0.73
Diluted earnings per share	$ 0.55	$ 0.29	$ 1.47	$ 0.72

        During the nine months ended September 30, 2001, employees exercised stock options to acquire 233,750 common shares at a weighted-average exercise price of $17.35 per share. The company recognized a related income tax benefit of $1.9 million, which was credited directly to shareholders’ equity.

4.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities are as follows:
	September 30,	December 31,
	2001	2000
Deferred tax assets:	($ in thousands)
Employee benefits	$ 205	$ 152
Inventories	530	523
Other	228	156
Total deferred tax assets	963	831

Deferred tax liabilities:
Depreciation	11,408	9,749
Other	118	118
Total deferred tax liabilities	11,526	9,867
Net deferred liabilities	$ 10,563	$ 9,036

5.    Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income	$ 8,255	$ 4,355	$ 22,080	$ 10,642
Foreign currency translation adjustment	(5)	-	(5)	-
Comprehensive income	$ 8,250	$ 4,355	$ 22,075	$ 10,642

6.    Commitments

        Construction in progress of $8.5 million at September 30, 2001 includes $2.7 million related to construction of the company’s new manufacturing facility in Luoyang, China. The new facility is scheduled to be fully operational in the fourth quarter of 2002 at a total estimated cost of $9.5 million.

7.    Refund of Capital Expenditure

        During the first quarter of 2001, the company received a $1.0 million capital expenditure refund on a claim related to the construction of its manufacturing facility in McIntyre, Georgia. $973,000 was recorded as a direct reduction of the cost of machinery and equipment capitalized prior to receipt of the refund.

8.    Legal Proceedings

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                      RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001

Third quarter 2001 operating results benefited from strong North American drilling activity, continuing success of the company’s technical marketing program and manufacturing efficiencies. For the quarter, the company established new records for sales revenue and net income. Management expects a modest decline in fourth quarter sales volume based on the typical seasonal slowdown and recent declines in natural gas prices and drilling activity, but still believes the greatest challenge for the future is adding manufacturing capacity worldwide to meet anticipated long-term demand growth.

Revenues. Revenues for the third quarter 2001 improved by 45 percent over the third quarter 2000 to $36.6 million, exceeding the previous quarterly record of $35.3 million established in the second quarter of this year. The combination of a 32 percent increase in sales volume and a 10 percent increase in average selling price contributed to the growth over last year’s third quarter. Domestic sales volume increased by 65 percent while export sales volume declined by 23 percent. A January 2001 price increase and a rise in demand for the company’s premium-priced, high-strength products accounted for the improvement in average selling price.

The average number of rigs drilling for natural gas in the U.S. during the third quarter of 2001 was 32 percent higher than the same period a year earlier. Natural gas rigs accounted for roughly 82 percent of the total rig count in the third quarter of 2001 versus 79 percent in the third quarter of 2000.

Gross Profit. Gross profit for the quarter was $16.4 million, or 45 percent of sales, compared to $10.3 million, or 41 percent of sales, for the third quarter of 2000. The increase in gross profit was a result of increased sales prices and higher throughput rates at the company’s manufacturing facilities. Company-wide finished goods production was up 38 percent over last year’s third quarter.

Selling, General and Administrative Expenses and Plant Start-up Costs. Selling, general and administrative expenses were $4.0 million for the third quarter of 2001 and $3.5 million for the corresponding period of 2000. The increase in expenses resulted from increases in expenses that vary directly with sales volume as well as higher legal and professional fees. Expenses as a percentage of sales decreased from 14 percent in the third quarter of 2000 to 11 percent for the same period in 2001.

Third quarter 2001 plant start-up costs of $15,000 represent non-capital expenditures related to construction of a new manufacturing facility in Luoyang, China, which commenced with groundbreaking on September 14, 2001.

Nine Months Ended September 30, 2001

Revenues. Year to date revenues of $106.1 million exceeded revenues for the same period in 2000 by 53 percent. The growth in revenues resulted from a 36 percent increase in sales volume and a 13 percent improvement in average selling price due to a January 2001 price increase. Domestic sales volume increased by 53 percent while export volume remained flat compared to last year.

Gross Profit. Gross profit for the nine months ended September 30, 2001 was $44.9 million, or 42 percent of revenues, compared to $26.1 million, or 38 percent of revenues, for the same period in 2000. Primary contributors were higher sales prices and improved manufacturing efficiency. Another factor in the year-over-year increase in gross profit was the comparative impact of high production costs incurred in the first quarter of 2000 during the start-up of the McIntyre, Georgia manufacturing facility.

Selling, General and Administrative Expenses and Plant Start-up Costs. Selling, general and administrative expenses were $11.4 million for the nine months ended September 30, 2001 compared to $9.4 million for the nine months ended September 30, 2000. The increase was mostly due to increases in expenses that vary directly with sales activity and profitability (warehousing and handling of finished goods, marketing and management incentive expenses) and higher legal and professional fees. Expenses as a percentage of revenues, however, declined from 14 percent last year to 11 percent this year.

Plant start-up costs of $15,000 in 2001 represent non-capital expenditures related to construction of a new manufacturing facility in Luoyang, China, whereas 2000 plant start-up costs of $27,000 were related to the completion and start-up phase of the company’s McIntyre, Georgia manufacturing facility.

Liquidity and Capital Resources

Cash and cash equivalents totaled $37.3 million as of September 30, 2001, an increase of $22.5 million from December 31, 2000. Sources include cash generated from operations of $29.8 million, proceeds from the issuance of stock for exercises of stock options of $4.0 million and a $1.0 million capital expenditure refund on a claim related to the construction of the McIntyre, Georgia facility. Uses of cash include capital spending of $8.5 million and cash dividends of $3.8 million. There were no borrowings against the company’s $10 million line of credit as of September 30, 2001.

Capital spending of $8.5 million during the third quarter 2001 included $2.7 million related to construction of a new manufacturing facility in Luoyang, China, which commenced with groundbreaking on September 14, 2001. The company plans to spend an additional $6.8 million to complete the new facility by the fourth quarter 2002, with funding expected to be provided by existing cash balances and cash generated from operations. Capital spending also includes expenditures for engineering work to optimize throughput at the McIntyre plant and to estimate costs of possible future expansions at that location. The company believes that existing cash balances and cash generated from operations will be sufficient to fund its operating, dividend and capital spending requirements through 2001. The company also believes that cash from these same sources will be available to fund throughput optimization projects and expansion activities through 2002.

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

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None

b.  Reports on Form 8-K

On October 11, 2001, the company filed a report on Form 8-K concerning its press release announcing third quarter 2001 earnings and ground-breaking on its China plant.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         CARBO CERAMICS INC.

                                                                                                         C. Mark Pearson

                                                                                                         President and Chief Executive Officer

                                                                                                         Paul G. Vitek

                                                                                                         Sr. Vice President, Finance and

                                                                                                         Chief Financial Officer

                                                                            Date: November 8, 2001