Form 10-Q/A
period 2001-06-30
CARBO CERAMICS INC
filed 2002-03-06
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

               As of July 31, 2001, 14,933,250 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2001	2000
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 29,802	$ 14,757
Investment securities	1,000	1,000
Trade accounts receivable	23,444	17,783
Inventories:
Finished goods	6,490	8,407
Raw materials and supplies	5,322	4,067
Total inventories	11,812	12,474
Prepaid expenses and other current assets	779	570
Deferred income taxes	921	831
Total current assets	67,758	47,415
Property, plant and equipment:
Land and land improvements	944	944
Buildings	7,467	7,442
Machinery and equipment	91,342	92,201
Construction in progress	2,505	728
Total	102,258	101,315
Less accumulated depreciation	26,672	23,308
Net property, plant and equipment	75,586	78,007
Total assets	$ 143,344	$ 125,422

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 1,578	$ 1,293
Accrued payroll and benefits	1,450	1,945
Accrued freight	853	1,816
Accrued utilities	989	937
Accrued income taxes	3,414	2,581
Other accrued expenses	684	843
Total current liabilities	8,968	9,415
Deferred income taxes	9,611	9,867
Shareholders' equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
none outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
14,933,250 and 14,699,500 shares issued and outstanding at June 30,
2001 and December 31, 2000, respectively	149	147
Additional paid-in capital	54,682	45,225
Retained earnings	69,934	60,768
Total shareholders' equity	124,765	106,140
Total liabilities and shareholders' equity	$ 143,344	$ 125,422

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues	$ 35,304	$ 21,998	$ 69,478	$ 44,099
Cost of goods sold	19,864	12,918	40,992	28,272

Gross profit	15,440	9,080	28,486	15,827
Selling, general and administrative expenses	7,131	3,070	10,816	5,894
Plant start-up costs	-	-	-	27

Operating profit	8,309	6,010	17,670	9,906
Other income (expense):
Interest income	270	34	488	6
Interest expense	(1)	-	(1)	-
Other, net	(5)	13	22	(6)
	264	47	509	-

Income before income taxes	8,573	6,057	18,179	9,906
Income taxes	3,136	2,232	6,562	3,619

Net income	$ 5,437	$ 3,825	$ 11,617	$ 6,287

Earnings per share:
Basic	$ 0.36	$ 0.26	$ 0.78	$ 0.43
Diluted	$ 0.36	$ 0.26	$ 0.77	$ 0.43

Other information:
Dividends declared per common share	$ 0.09	$ 0.075	$ 0.165	$ 0.15

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Six months ended
	June 30,
	2001	2000
Operating activities
Net income	$ 11,617	$ 6,287
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,364	3,356
Deferred income taxes	(346)	1,502
Gain on sale of equipment	(2)	-
Non-cash stock option expense	3,504	-
Changes in operating assets and liabilities:
Trade accounts receivable	(5,661)	(5,170)
Inventories	662	(2,246)
Prepaid expenses and other current assets	(209)	(284)
Accounts payable	285	72
Accrued payroll and benefits	(495)	(542)
Accrued freight	(963)	755
Accrued utilities	52	438
Accrued income taxes	2,733	736
Other accrued expenses	(159)	656
Net cash provided by operating activities	14,382	5,560

Investing activities
Purchases of property, plant and equipment	(1,916)	(864)
Proceeds from sale of equipment	2	-
Refund of capital expenditure	973	-
Net cash used in investing activities	(941)	(864)

Financing activities
Proceeds from bank borrowings	-	5,273
Repayments on bank borrowings	-	(7,082)
Proceeds from issuance of common stock	4,055	729
Dividends paid	(2,451)	(2,192)
Net cash provided by (used in) financing activities	1,604	(3,272)

Net increase in cash and cash equivalents	15,045	1,424
Cash and cash equivalents at beginning of period	14,757	193
Cash and cash equivalents at end of period	$ 29,802	$ 1,617

Supplemental cash flow information
Interest paid	$ 1	$ 38
Income taxes paid	$ 4,175	$ 1,380

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K Annual Report for the year ended December 31, 2000.

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

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000
Numerator for basic and diluted earnings per share:
Net income	$ 5,437	$ 3,825	$ 11,617	$ 6,287
Denominator:
Denominator for basic earnings per share--
weighted-average shares	14,917,306	14,631,062	14,858,872	14,616,212
Effect of dilutive securities:
Employee stock options	169,997	197,450	168,140	157,493
Dilutive potential common shares	169,997	197,450	168,140	157,493
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,087,303	14,828,512	15,027,012	14,773,705
Basic earnings per share	$ 0.36	$ 0.26	$ 0.78	$ 0.43
Diluted earnings per share	$ 0.36	$ 0.26	$ 0.77	$ 0.43

        During the six months ended June 30, 2001, employees exercised stock options to acquire 233,750 common shares at a weighted-average exercise price of $17.35 per share. The Company recognized a related income tax benefit of $1.9 million, which was credited directly to shareholders' equity.

4.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
	June 30,	December 31,
	2001	2000
Deferred tax assets:	($ in thousands)
Employee benefits	$ 181	$ 152
Stock-based compensation	1,296	-
Inventories	536	523
Other	204	156
Total deferred tax assets	2,217	831

Deferred tax liabilities:
Depreciation	10,789	9,749
Other	118	118
Total deferred tax liabilities	10,907	9,867
Net deferred liabilities	$ 8,690	$ 9,036

5.     Refund of Capital Expenditure

        During the first quarter of 2001, the Company received a $1.0 million capital expenditure refund on a claim related to the construction of its manufacturing facility in McIntyre, Georgia. $973,000 was recorded as a direct reduction of the cost of machinery and equipment capitalized prior to receipt of the refund.

6.    Employment Agreements

        The Company has an employment agreement with its President, Dr. C. Mark Pearson, which became effective with his appointment as President on April 10, 2001. The agreement, which expires December 31, 2002, provides for an annual base salary and incentive bonus. If Dr. Pearson is terminated without cause prior to December 31, 2002, the Company will be obligated to pay two years base salary and a prorated incentive bonus, and all non-vested stock options granted to Dr. Pearson will vest immediately and become exercisable. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.

        The Company's employment agreement with its former President, Mr. Jesse P. Orsini, terminated upon his retirement on April 10, 2001. At that time, Mr. Orsini held fully vested options to purchase 200,000 shares of Common Stock, which were awarded on April 26, 1996 and would have expired on April 26, 2006 if he had remained employed by the Company. The original terms of the agreement required Mr. Orsini to exercise these options within 30 days after cessation of employment. Prior to Mr. Orsini's retirement, the Board of Directors agreed to allow the options to remain exercisable for a 3-year period following his retirement instead of the original 30-day period. Mr. Orsini was not granted additional options; however, the modification of the term of the original agreement triggered a provision under Accounting Principles Board Opinion No. 25 that required the Company to apply accounting rules as if new options were granted. The result was recognition of non-cash compensation cost of $3.5 million ($2.2 million, net of income taxes) charged to operations in the second quarter of 2001. The Company has no further obligations under the employment agreement.

7.    Legal Proceedings

        The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                      RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001

Operating results for the second quarter 2001 reflect continuing strong drilling activity in the North American natural gas industry as well as the increasing success of the company's technical marketing program. The recent decline in natural gas prices benefits the company in the form of lower manufacturing costs, and the company has seen no significant reduction in drilling activity as a result of the lower commodity prices. Management expects demand for the company's products to remain strong for the rest of the year and continues to believe that the biggest challenge for the future is adding capacity to meet growing demand.

Revenues. Revenues of $35.3 million for the quarter ended June 30, 2001 were 60 percent higher than the second quarter 2000, surpassing the previous quarterly record established in the first quarter of this year. Increases of 39 percent in sales volume and 16 percent in the average selling price of the company's products combined to account for the increase. The improvement in average selling price is attributable to a price increase that went into effect on January 1, 2001 and a change in product mix favoring the company's premium-priced, high-strength products. An increase in domestic sales volume of 57 percent represented the majority of the total increase over last year's second quarter, with the largest gains in the South Texas market. Export sales volume for the quarter exceeded the comparable period of 2000 by three percent, but was highlighted by a 177 percent increase in sales into Canada.

The number of rigs drilling for natural gas in the U.S. during the second quarter of 2001 was 56 percent higher than the same period a year earlier. Natural gas rigs accounted for over 80 percent of the total rig count in the second quarter of 2001 versus 76 percent in the second quarter of 2000.

Gross Profit. Gross profit for the quarter was $15.4 million, or 44 percent of sales, compared to $9.1 million, or 41 percent of sales, for the second quarter of 2000. The increase in gross profit was a result of higher sales prices, a shift in product mix toward more profitable products and improved efficiency in all of the company's manufacturing facilities. Company-wide finished goods production was up 20 percent over last year's second quarter. The increases were partially diluted by higher natural gas costs in manufacturing operations and excess freight costs to expedite transportation of finished goods to meet sales demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.1 million for the second quarter of 2001 and $3.1 million for the corresponding period of 2000. Included in the second quarter of 2001 is a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the April 10, 2001 retirement of the Company's former President. Excluding this non-recurring charge, expenses as a percentage of sales decreased from 14 percent in the second quarter of 2000 to 10.3 percent for the same period in 2001. The increase in expenses, excluding the non-recurring charge, resulted from those that vary directly with sales volume and increased legal expenses.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.8 million for the six months ended June 30, 2001 compared to $5.9 million for the six months ended June 30, 2000. Included in the first half of 2001 is a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the April 10, 2001 retirement of the Company's former President. The increase, exclusive of the non-recurring charge, was mostly due to increases in expenses that vary directly with sales activity and profitability: warehouse and shipping, marketing and management incentive expenses. Excluding the non-recurring charge, expenses as a percentage of revenues declined from 13.4 percent last year to 10.5 percent this year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $29.8 million as of June 30, 2001, an increase of $15.0 million from December 31, 2000. The increase was due to cash generated from operations of $14.4 million, proceeds from the issuance of stock (stock options exercised) of $4.0 million, and a $1.0 million capital expenditure refund on a claim related to the construction of the McIntyre, Georgia facility; offset by capital spending of $1.9 million and cash dividends of $2.5 million. There were no borrowings against the company's $10 million line of credit as of June 30, 2001.

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

                                                                            Date: March 6, 2002