Form 10-K
period 2001-12-31
CARBO CERAMICS INC
filed 2002-03-12
CIK 1009672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 2002, as reported on the New York Stock Exchange, was approximately $213,173,953. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 2002, Registrant had outstanding 15,034,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 9, 2002 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     CARBO Ceramics Inc. ("the Company") was formed in 1987 to acquire the assets of Standard Oil Proppants Company, LP, a joint venture between two ceramics proppant manufacturers. Since its founding in 1987, CARBO Ceramics has become the world's largest producer and supplier of ceramic proppants for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppants depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or recompleted worldwide. More specifically, the demand for ceramic proppants is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

     Hydraulic fracturing is the most widely used method of increasing production from oil and gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called a proppant, is suspended and transported in the fluid and fills the fracture, "propping" it open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

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

     Based on the Company's internally generated market information and information contained in the United States Geological Survey Minerals Yearbook, the Company estimates that it supplies approximately 60% of the ceramic proppants and 9% of all proppants used worldwide. During the year ended December 31, 2001, the Company generated approximately 73% of its revenues in the U.S. and 27% in international markets.

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

     CARBOECONOPROP(R), introduced in 1992 to compete directly with sand-based proppants, has been the Company's lowest priced and fastest growing product. The introduction of CARBOECONOPROP(R) has resulted in ceramic proppants being used by operators of oil and gas wells that had not previously used ceramics. The Company believes that many of the users of CARBOECONOPROP(R) had previously used sand or resin-coated sand.

COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton Proppants ("Norton"). Norton is owned by Compagnie de Saint-Gobain, a large French glass and materials company. Norton manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineraco Curimbaba ("Curimbaba") based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP(TM), which is marketed in the United States under the name "Sinterball". The Company believes that Curimbaba has not expanded its U.S. product line to include a full range of ceramic proppants and is unlikely to do so in light of patents held by the Company and Norton. The Company is aware of a manufacturer of ceramic proppants located in Russia but has limited information about that company. To date, the Russian manufacturer has sold products solely within Russia. The Company believes the Russian manufacturer has not expanded its sales efforts outside of Russia and is unlikely to do so in light of patents held by the Company and Norton.

     Competition for CARBOHSP(TM)2000 and CARBOPROP(R) principally includes ceramic proppants manufactured by Norton and Curimbaba. The Company's CARBOLITE(R) and CARBOECONOPROP(R) products compete with ceramic proppants produced by Norton and with sand-based proppants for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Proppants Corp. and Santrol, a subsidiary of Fairmount Minerals.

     The Company believes that the most significant factors that influence a customer's decision to purchase the Company's products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppants in an increasingly broad range of applications and thus increased the overall market for the Company's products. Between 1993 and 1999, the Company expanded capacity at each of its locations and plans to continue its strategy of adding capacity to meet anticipated future increases in sales demand.

     The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company's existing production methods and alternative production methods. The Company is not aware of the development of alternative products for use as proppants in the hydraulic fracturing process. The Company believes that the main barriers to entry for additional competitors are the patent rights held by the Company and certain of its current competitors, the "know-how" and trade secrets necessary to manufacture a competitive product and the capital costs involved in building production facilities of sufficient size to be operated efficiently.

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Halliburton Company and Schlumberger, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 78 percent of the Company's 2001 revenues and approximately 78 percent of the Company's 2000 revenues. However, the end users of the Company's products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppants. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product quality and delivery performance.

     The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company must market its products both to its direct customers and to owners and operators of natural gas and oil wells. The

Company's sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services, and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies. The Company expanded its technical sales force in recent years and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppants. While the Company's products have historically been used in very deep wells that require high-strength proppants, the Company believes that there is economic benefit to well operators of using ceramic proppants in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its educational-based technical marketing efforts will allow it to capture a greater portion of the large market for sand-based proppants over time. The Company currently provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company's ceramic proppants versus that of other proppants in the hydraulic fracturing of a natural gas or oil well.

     The Company's worldwide sales and marketing activities are coordinated by its North American and International Marketing Managers. The Company's export marketing efforts in 2001 were conducted through its sales office in Aberdeen, Scotland and through commissioned sales agents located in South America, China and Australia.

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 27%, 37% and 39% of the Company's sales for 2001, 2000 and 1999, respectively. The distribution of the Company's export and domestic revenues is shown below, based upon the region in which the customer used the proppants:

LOCATION                                                       2001    2000    1999
--------                                                      ------   -----   -----
                                                                 ($ IN MILLIONS)
United States...............................................  $100.4   $58.9   $42.3
International...............................................    36.8    34.4    27.4
                                                              ------   -----   -----
          Total.............................................  $137.2   $93.3   $69.7
                                                              ======   =====   =====

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, Eufaula, Alabama, and McIntyre, Georgia, and at eight remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Grand Prairie, Alberta, Canada; Rotterdam, The Netherlands; and Shanghai, China. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grand Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining stocking facilities are owned and operated by local trucking companies under contract with the Company. The North American sites are supplied by rail, and the sites in the Netherlands and China are supplied by container ship. In total, the Company leases 148 rail cars for use in the distribution of its products. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppants to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppants.

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

     For the production of CARBOHSP(TM)2000, the Company uses calcined, abrasive-grade bauxite imported from Australia, and typically purchases its annual requirements at the seller's current prices. The Company has entered into an agreement with a supplier to supply its anticipated need for this ore in 2002. For the production of CARBOPROP(R), the Company uses a variety of materials that meet specific chemical and mineralogical requirements. Raw material for the production of CARBOPROP(R) may be either as-mined bauxitic clays or a blend of bauxite and kaolin, either of which are readily available to the Company at sellers' current prices or through long-term contracts.

     The Company's Eufaula facility exclusively employs locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 80% of the Eufaula facility's annual kaolin requirements, each through 2003. This agreement stipulates a fixed price, subject to annual adjustment.

     The Company's production facility in McIntyre, Georgia uses locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a long-term supply agreement for kaolin that stipulates a fixed price subject to annual adjustment. The agreement requires the Company to purchase at least 80% of the McIntyre facility's annual kaolin requirement from the supplier. The supply contract, entered into in 1998, provides for a twenty-year supply of raw materials. In 2001, the Company acquired an option to acquire fee-simple or leasehold interest in land near its McIntyre, Georgia facility, which the Company believes contains significant deposits of kaolin. The Company is currently conducting an exploratory drilling program on this land and may exercise its option to acquire a fee-simple or leasehold interest during 2002.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500(LOGO)F to 3,000(LOGO)F in a rotary kiln.

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

PATENT PROTECTION

     The Company makes ceramic proppants by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

     The Company owns nine U.S. patents and twelve foreign patents. Three of these U.S. patents and three of these foreign patents relate to the CARBOPROP(R) product made by the Dry Process. Three of these U.S. patents and nine of these foreign patents relate to the CARBOLITE(R) and CARBOECONOPROP(R) products made by the Wet Process.

     The Company's six most important U.S. patents expire at various times in the years 2002 through 2009 with its two key product patents expiring in 2006 and 2009. The Company believes that these patents have been and will continue to be important in enabling the Company to compete in the market to supply proppants to the natural gas and oil industry. The Company intends to enforce and has in the past vigorously enforced its patents. The Company may be involved from time to time in the future, as it has been in the past, in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with its main competitor have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppants on both a royalty-free and royalty-bearing basis. (Royalties under these licenses are not material to the Company's financial results.) The Company has not granted any licenses to third parties relating to the use of the Wet Process. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppants while third parties are unlikely to be able to produce certain of these ceramic proppants without infringing on the patent rights held by the Company, its main competitor or both.

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

     In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant is 200 million pounds per year and the total cost of the plant was approximately $60 million. The plant consists of two distinct production lines housed in a single building. Initial production was generated from the first production line in June 1999 and full design throughput was achieved on that line in November 1999. Initial production from the second production line began in December 1999 and the plant operated at approximately 61 percent of its design capacity in 2000 and 88 percent in 2001. The plant is capable of producing all of the Company's product lines and has been designed to be expandable to a capacity of 400 million pounds per year.

     The Company currently has a manufacturing facility under construction in Luoyang, China. The plant is expected to be complete in the fourth quarter of 2002. Total investment in the plant is projected to be approximately $10 million and the plant is expected to have annual production capacity of 40 million pounds.

     The Company has also committed to expand its production facilities in McIntyre, Georgia and New Iberia, Louisiana in 2002. The McIntyre project is expected to have a total cost of $18 million and will add approximately 75 million pounds of annual capacity to the facility. The New Iberia plant will add approximately 20 million pounds of annual capacity at a cost of $1.5 million.

     The following table sets forth the date of construction and capacity of each of the Company's existing manufacturing facilities:

                          YEAR OF        ANNUAL
LOCATION                 COMPLETION     CAPACITY                 PRODUCTS
--------                 ----------   ------------               --------
                                      (MILLIONS OF
                                        POUNDS)
New Iberia, Louisiana
                                                     CARBOHSP(TM) 2000 and
  Plant 1..............     1979           20        CARBOPROP(R)
                                                     CARBOHSP(TM) 2000 and
  Plant 2..............     1981           40        CARBOPROP(R)
                                                     CARBOHSP(TM) 2000 and
    1995 Expansion.....     1995           40        CARBOPROP(R)
                                          ---
         Total.........                   100
                                          ===
Eufaula, Alabama
                                                     CARBOLITE(R) and
                            1983           90        CARBOECONOPROP(R)
                                                     CARBOLITE(R) and
  1993 Expansion.......     1993           80        CARBOECONOPROP(R)
                                                     CARBOLITE(R) and
  1996 Expansion.......     1996           80        CARBOECONOPROP(R)
                                          ---
         Total.........                   250
                                          ===
McIntyre, Georgia
                            1999          200        CARBOLITE(R), CARBOECONOPROP(R)
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

EMPLOYEES

     At December 31, 2001, the Company had 196 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

     The facility in McIntyre, Georgia includes real property, consisting of approximately 36 acres, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on January 1, 2009. Under the terms of the lease, the Company was responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property taxes incentives. The "net" lease provides for annual lease payments in lieu of ad-valorem property taxes. The total of all lease payments is immaterial in relation to the cost of the facility borne by the Company. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

     The Company's customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas, Rock Springs, Wyoming, Edmonton and Grand Prairie, Alberta, Canada.

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

     From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Dr. C. Mark Pearson (age 46) has served as President and Chief Executive Officer since April 2001. Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Arco Petroleum Company from 1984 through December 1995.

     Paul G. Vitek (age 43) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

 Common Stock Market Prices and Dividends

     The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company's Common Stock at February 15, 2002 was 2,415.

     High and low stock prices and dividends for the last two fiscal years were:

                                         2001                            2000
                             -----------------------------   -----------------------------
                                SALES PRICE        CASH         SALES PRICE        CASH
                             -----------------   DIVIDENDS   -----------------   DIVIDENDS
QUARTER ENDED                 HIGH       LOW     DECLARED     HIGH       LOW     DECLARED
-------------                -------   -------   ---------   -------   -------   ---------
March 31...................  $44.300   $30.750    $0.075     $29.500   $20.000    $0.075
June 30....................   44.900    31.270     0.090      36.250    25.625     0.075
September 30...............   37.290    25.500     0.090      38.250    25.000     0.075
December 31................   40.250    26.680     0.090      37.875    25.000     0.075

     The Company currently expects to continue its policy of paying quarterly cash dividends at the rate of $0.09 per share, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial

Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2001       2000       1999      1998      1997
                                            --------   --------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
  Revenues................................  $137,226   $ 93,324   $ 69,738   $84,095   $85,122
  Cost of goods sold......................    78,975     57,763     41,718    41,665    42,186
                                            --------   --------   --------   -------   -------
  Gross profit............................    58,251     35,561     28,020    42,430    42,936
  Selling, general and administrative
     expenses(1)..........................    18,676     12,404     11,761     9,977     8,915
                                            --------   --------   --------   -------   -------
  Operating profit........................    39,575     23,157     16,259    32,453    34,021
  Other, net..............................     1,106        268       (288)      974     1,004
                                            --------   --------   --------   -------   -------
  Income before income taxes..............    40,681     23,425     15,971    33,427    35,025
  Income taxes............................    14,483      8,595      5,459    12,719    12,936
                                            --------   --------   --------   -------   -------
  Net income..............................    26,198   $ 14,830   $ 10,512   $20,708   $22,089
                                            ========   ========   ========   =======   =======
  Earnings per share
     Basic................................  $   1.76   $   1.01   $   0.72   $  1.42   $  1.51
                                            ========   ========   ========   =======   =======
     Diluted..............................  $   1.74   $   1.00   $   0.71   $  1.40   $  1.50
                                            ========   ========   ========   =======   =======
Balance Sheet Data:
  Current assets..........................  $ 76,502   $ 47,415   $ 23,809   $23,783   $46,861
  Current liabilities excluding bank
     borrowings...........................    11,127      9,415      5,648     8,638     7,616
  Bank borrowings -- current..............        --         --      1,809        --        --
  Property, plant and equipment, net......    82,527     78,007     83,171    75,644    34,093
  Total assets............................   159,029    125,422    106,980    99,427    80,954
  Total shareholders' equity..............   136,942    106,140     93,400    87,269    70,942
  Cash dividends per share................  $  0.345   $   0.30   $   0.30   $  0.30   $  0.30

---------------

(1) Selling, general and administrative (SG&A) expenses for 2001, 2000, 1999 and 1998 include costs of start-up activities of $35,000, $27,000, $1,464,000 and $451,000, respectively. Start-up costs for 2001 consist of organizational and administrative costs associated with the construction phase of the Company's plant in China. Start-up costs prior to 2001 consist of labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company's plant in McIntyre, Georgia. SG&A expenses in 2001 also include a nonrecurring, non-cash charge of $3.5 million due to the modification in 2001 of the expiration date of a stock option award originally granted to its former president in 1996.

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

     For much of 1999, oil and gas prices were depressed and worldwide drilling activity was weak. In 1999, the worldwide rig count averaged 1,442, a decline of 22 percent from 1998 and 33 percent from 1997. The Company's financial results for 1999 were adversely affected by a decrease in its average selling price due to competitive pressures associated with depressed industry conditions and by additional fixed costs incurred in connection with the start-up of its new production facility in McIntyre, Georgia, which came on-line late in the year.

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

     The North American natural gas market remained very strong through the first half of 2001. In addition, the Company began to see significant benefit from the success of its technical marketing program that promotes the economic benefit of using ceramic proppant in shallower wells. As a result of the strong market conditions in North America, the Company's marketing success and the increased capacity available from its McIntyre, Georgia production facility, the Company established new annual records for sales volume, average selling price, revenues and net income in 2001 despite a downturn in North American natural gas drilling activity in the second half of the year.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

     Revenue is recognized when title passes to the customer upon delivery. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2001, approximately 70 percent of the balance in accounts receivable was attributable to those three customers. As stated in Note 1 to the consolidated financial statements, credit losses historically have been insignificant. Therefore, except in circumstances in which management is aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filings), the Company generally does not record a reserve for bad debts. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of our primary customers were to experience significant adverse conditions, our estimates of the recoverability of accounts receivable could be reduced by a material amount.

     Inventory is stated at the lower of cost or market. Obsolete or unmarketable inventory historically has been insignificant and generally written off when identified. Assessing the ultimate realization of inventories requires judgements about future demand and market conditions, and management believes that current inventories are properly valued at cost. Accordingly, no reserve to write-down inventories has been recorded. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Management does not believe the Company is party to any legal proceedings that will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions related to those proceedings.

NET INCOME

                                                    PERCENT             PERCENT
                                           2001     CHANGE     2000     CHANGE     1999
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Net Income..............................  $26,198     77%     $14,830     41%     $10,512

     The Company's net income for 2001 was 77 percent higher than the previous year. 2001 results include a non-recurring, non-cash administrative charge of $3.5 million ($2.2 million, net of tax) resulting from the modification of the expiration date of fully vested stock options of the Company's former President in connection with his retirement in 2001. Excluding this non-recurring charge, net income for 2001 increased by 92% over 2000. A very strong North American natural gas market was the driving force behind a significant increase in net income for the year. The number of rigs drilling for natural gas in the U.S. reached record levels in mid-year before declining significantly during the second half. Despite this decrease in activity, demand for the Company's products remained strong resulting in improved manufacturing efficiency from operating manufacturing facilities at or near capacity throughout the year.

     The Company reported net income for 2000 that was 41% higher than the previous year. A significant increase in oil and gas drilling activity (and in oil and natural gas prices) began during the second quarter of 2000 and continued through the remainder of the year. The domestic rig count throughout 2000 was 47 percent higher than 1999, while the average price of natural gas increased by 93 percent over the previous year. Decreased costs at the New Iberia facility (due to higher production rates resulting from an increase in screening capacity) and the start-up of the second line at McIntyre contributed to net income improvement, with increased SG&A costs off-setting some of these gains.

     Individual components of net income are discussed below.

REVENUES

                                                    PERCENT             PERCENT
                                           2001     CHANGE     2000     CHANGE     1999
                                         --------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Revenues...............................  $137,226     47%     $93,324     34%     $69,738

     The Company's revenues of $137.2 million were 47 percent higher than 2000. Total sales volume increased 31 percent, with domestic volume up 49 percent and export volume down 4 percent compared to 2000. The Company believes that this increase was due to both strong natural gas drilling activity in North America and the success of its technical marketing program designed to increase the use of ceramic proppants in wells that have traditionally used sand-based proppants. In both the U.S. and Canada, the Company's sales volume increased by a larger percentage than industry activity as measured by the number of rigs actively drilling for oil or gas. The export sales decline was attributable to increased competition, particularly in Russia, and the Company's decision to supply domestic markets in a capacity constrained environment during much of the year. The average selling price for the year was $0.271 per pound, an increase of 12 percent over the year 2000. Contributing to this was a January price increase of approximately 9 percent and a slight shift in the product mix toward higher strength products.

     Carbo Ceramics Inc.'s 2000 revenues of $93.3 million were 34 percent higher than 1999 revenues. Total sales volume increased by 34 percent, with domestic volume up 39 percent and export volume up by 25 percent. The increased domestic volume was driven by a 70 percent increase in the South Texas market, while increased export sales were led by improved sales into Australia, China, Russia and Canada. Revenues were also positively impacted by a June 2000 price increase on our CARBOECONOPROP(R) product. The average selling price for the year was $0.241 per pound. While this was unchanged versus the previous year, the average selling price improved in each quarter during 2000 due to a change in the product mix and a price increase on CARBOECONOPROP(R) that went into effect at mid-year.

GROSS PROFIT

                                                    PERCENT             PERCENT
                                           2001     CHANGE     2000     CHANGE     1999
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Gross Profit............................  $58,251     64%     $35,561     27%     $28,020
Gross Profit %..........................      42%                 38%                 40%

     The Company's cost of goods sold consists of manufacturing costs and packaging and transportation expenses associated with the delivery of the Company's products to its customers. Variable manufacturing expenses include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing expenses include depreciation, property taxes on production facilities, insurance and factory overhead. Certain handling costs related to maintaining finished goods inventory and operating the Company's remote stocking facilities are charged to selling, general and administrative expenses. Those costs amounted to $3.6 million, $3.2 million and $2.6 million in 2001, 2000 and 1999, respectively.

     Gross profit increased by 64 percent from 2000 to 2001. Gross profit as a percentage of sales was 42 percent for 2001, compared to 38 percent for 2000. The improvement in gross profit was the result of both the significant increase in sales volume and improved pricing. Improved operating efficiency in manufacturing facilities contributed to increased gross profit margins with manufacturing facilities running at 95 percent of capacity in 2001 versus 73 percent of capacity in 2000. Partially offsetting this was the effect of higher natural gas costs in our manufacturing operations and increased freight costs due to lower than desired inventory levels at remote storage locations.

     Gross profit increased by 27 percent from 1999 to 2000. Gross profit as a percentage of sales was 38 percent for 2000, compared to 40 percent for 1999. The increase in gross profit was driven primarily by the significant increase in sales volume. The major contributor to reduced gross profit margins was the significant increase in the cost of natural gas at all three manufacturing facilities. Natural gas costs represent approximately 19 percent of the Company's total manufacturing costs in 2000 compared to 12 percent in 1999. The negative effects of the gas price increases were mitigated somewhat by increased production rates at the New Iberia and McIntyre facilities which resulted in lower costs per pound. At the McIntyre facility, throughput rates have improved due to increased familiarity with new equipment and processes.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND START-UP COSTS

                                                    PERCENT             PERCENT
                                           2001     CHANGE     2000     CHANGE     1999
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
SG&A....................................  $18,676     51%     $12,404     5%      $11,761
SG&A as a % of Revenues.................      14%                 13%                 17%

     Selling, general and administrative expenses and start-up costs increased by $6.3 million in 2001 over 2000. SG&A expenses as a percentage of sales increased from 13 percent in 2000 to 14 percent in 2001. Included in 2001 is a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the 2001 retirement of the Company's former President. Excluding this non-recurring charge, SG&A expenses increased by $2.8 million in 2001 over 2000. On this basis, SG&A expenses as a percentage of sales actually decreased from 13 percent in 2000 to 11 percent in 2001. Increased costs in 2001 are those that relate directly to higher activity levels -- distribution, marketing and management incentive expenses; increased personnel costs for additions in some administrative functions; as well as increased legal expenses.

     Selling, general and administrative expenses and start-up costs increased by $643,000 in 2000 over 1999. However, SG&A expenses decreased as a percentage of sales to 13 percent in 2000 from 17 percent in 1999. The single largest item was a drop in start-up costs related to the new manufacturing facility in McIntyre, Georgia from $1.5 million in 1999 to $27,000 in 2000. Excluding the start-up costs, SG&A expenses increased by $2.1 million (or 20%) from 1999 to 2000. Increased costs in 2000 are those that relate directly to higher activity levels -- distribution, marketing, and management incentive expense, as well as distribution and marketing expenses related to the development of the China market, New York Stock Exchange listing fees, and increased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 2001 were $31.5 million compared to $14.8 million at the beginning of the year. The Company generated cash from operations of $33.8 million and realized proceeds of $4.3 million from the issuance of Common Stock for exercises of employee stock options. Total capital expenditures for the year were $11.3 million, cash dividends paid totaled $5.1 million, and net purchases of investment securities was $5.0 million. Major capital spending items during 2001 include spending on a new manufacturing facility in China, improvements and additions to remote inventory storage locations, and engineering studies related to debottlenecking and expansion opportunities at the company's McIntyre, Georgia Facility.

     The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

     The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2001, there was no outstanding debt under the credit agreement. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2002. In addition, the Company has $6.0 million in short-term marketable securities. Also, based on the strength of its balance sheet, the Company believes that it could acquire additional debt financing. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company's products.

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

     The information required by this Item is contained in pages F-1 through F-15 of this Report.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Consolidated Financial Statements:

     The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-15 of this Report:

    Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 2001 and 2000
     Consolidated Statements of Income for each of the three years ended
      December 31, 2001, 2000, and 1999
     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows for each of the three years ended
      December 31, 2001, 2000, and 1999

  (b) Reports on Form 8-K:

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

                                            CARBO CERAMICS INC.

                                            By:     /s/ C. MARK PEARSON
                                              ----------------------------------
                                                       C. Mark Pearson
                                                President and Chief Executive
                                                            Officer

                                            By:      /s/ PAUL G. VITEK
                                              ----------------------------------
                                                        Paul G. Vitek
                                               Sr. Vice President, Finance and
                                                   Chief Financial Officer

Dated: March 11, 2002

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Mark Pearson and Paul G. Vitek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ WILLIAM C. MORRIS                  Chairman of the Board            March 11, 2002
-----------------------------------------------------
                  William C. Morris

                 /s/ C. MARK PEARSON                   President, Chief Executive       March 11, 2002
-----------------------------------------------------    Officer and Director
                   C. Mark Pearson                       (Principal Executive Officer)

                  /s/ PAUL G. VITEK                    Sr. Vice President, Finance and  March 11, 2002
-----------------------------------------------------    Chief Financial Officer
                    Paul G. Vitek                        (Principal Financial and
                                                         Accounting Officer)

              /s/ CLAUDE E. COOKE, JR.                 Director                         March 11, 2002
-----------------------------------------------------
                Claude E. Cooke, Jr.

                 /s/ JOHN J. MURPHY                    Director                         March 11, 2002
-----------------------------------------------------
                   John J. Murphy

                 /s/ ROBERT S. RUBIN                   Director                         March 11, 2002
-----------------------------------------------------
                   Robert S. Rubin

                 /s/ JESSE P. ORSINI                   Director                         March 11, 2002
-----------------------------------------------------
                   Jesse P. Orsini

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CARBO Ceramics Inc.

     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

New Orleans, Louisiana
February 1, 2002

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 31,547   $ 14,757
  Investment securities.....................................     6,000      1,000
  Trade accounts receivable.................................    22,157     17,783
  Inventories:
     Finished goods.........................................     9,465      8,407
     Raw materials and supplies.............................     5,944      4,067
                                                              --------   --------
          Total inventories.................................    15,409     12,474
  Prepaid expenses and other current assets.................       514        570
  Deferred income taxes.....................................       875        831
                                                              --------   --------
          Total current assets..............................    76,502     47,415
Property, plant and equipment:
  Land and land improvements................................       944        944
  Buildings.................................................     7,488      7,442
  Machinery and equipment...................................    92,522     92,201
  Construction in progress..................................    11,657        728
                                                              --------   --------
          Total.............................................   112,611    101,315
Less accumulated depreciation...............................    30,084     23,308
                                                              --------   --------
     Net property, plant and equipment......................    82,527     78,007
                                                              --------   --------
          Total assets......................................  $159,029   $125,422
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,572   $  1,293
  Accrued payroll and benefits..............................     2,491      1,945
  Accrued freight...........................................     1,139      1,816
  Accrued utilities.........................................       848        937
  Accrued income taxes......................................     2,304      2,581
  Other accrued expenses....................................       773        843
                                                              --------   --------
          Total current liabilities.........................    11,127      9,415
Deferred income taxes.......................................    10,960      9,867
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
     authorized: none outstanding...........................        --         --
  Common stock, par value $0.01 per share, 40,000,000 shares authorized: 14,949,600 and 14,699,500 shares issued and
     outstanding at December 31, 2001 and 2000,
     respectively...........................................       149        147
  Additional paid-in capital................................    54,967     45,225
  Retained earnings.........................................    81,834     60,768
  Accumulated other comprehensive income (loss).............        (8)        --
                                                              --------   --------
          Total shareholders' equity........................   136,942    106,140
                                                              --------   --------
          Total liabilities and shareholders' equity........  $159,029   $125,422
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2001            2000           1999
                                                             -----------     ----------     ----------
                                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $137,226        $93,324        $69,738
Cost of goods sold.........................................     78,975         57,763         41,718
                                                              --------        -------        -------
Gross profit...............................................     58,251         35,561         28,020
Selling, general and administrative expenses...............     18,641         12,377         10,297
Start-up costs.............................................         35             27          1,464
                                                              --------        -------        -------
Operating profit...........................................     39,575         23,157         16,259
Other income (expense):
  Interest income..........................................        891            302              5
  Interest expense.........................................         (1)           (38)          (297)
  Other, net...............................................        216              4              4
                                                              --------        -------        -------
                                                                 1,106            268           (288)
                                                              --------        -------        -------
Income before income taxes.................................     40,681         23,425         15,971
Income taxes...............................................     14,483          8,595          5,459
                                                              --------        -------        -------
Net income.................................................   $ 26,198        $14,830        $10,512
                                                              ========        =======        =======
Earnings per share:
  Basic....................................................   $   1.76        $  1.01        $  0.72
                                                              ========        =======        =======
  Diluted..................................................   $   1.74        $  1.00        $  0.71
                                                              ========        =======        =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            ACCUMULATED
                                                   ADDITIONAL                  OTHER
                                          COMMON    PAID-IN     RETAINED   COMPREHENSIVE
                                          STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                          ------   ----------   --------   -------------   --------
                                                              ($ IN THOUSANDS)
Balances at January 1, 1999.............   $146     $42,919     $44,204         $--        $ 87,269
  Net income............................     --          --      10,512          --          10,512
  Cash dividends ($0.30 per share)......     --          --      (4,381)         --          (4,381)
                                           ----     -------     -------         ---        --------
Balances at December 31, 1999...........    146      42,919      50,335          --          93,400
  Net income............................     --          --      14,830          --          14,830
  Exercise of stock options.............      1       1,663          --          --           1,664
  Income tax benefit from exercise of
     stock options......................     --         643          --          --             643
  Cash dividends ($0.30 per share)......     --          --      (4,397)         --          (4,397)
                                           ----     -------     -------         ---        --------
Balances at December 31, 2000...........    147      45,225      60,768          --         106,140
  Net income............................     --          --      26,198          --          26,198
  Foreign currency translation
     adjustment.........................     --          --          --          (8)             (8)
                                                                                           --------
  Comprehensive income..................                                                     26,190
  Exercise of stock options.............      2       4,333          --          --           4,335
  Income tax benefit from exercise of
     stock options......................     --       1,905          --          --           1,905
  Modification of fixed stock option
     award..............................     --       3,504          --          --           3,504
  Cash dividends ($0.345 per share).....     --          --      (5,132)         --          (5,132)
                                           ----     -------     -------         ---        --------
Balances at December 31, 2001...........   $149     $54,967     $81,834         $(8)       $136,942
                                           ====     =======     =======         ===        ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2000       1999
                                                              --------   -------   --------
                                                                    ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 26,198   $14,830   $ 10,512
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     6,776     6,767      4,632
  Deferred income taxes.....................................     1,049     3,600      2,936
  Gain on sale of equipment.................................        (7)       --         --
  Non-cash stock option expense.............................     3,504        --         --
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................    (4,374)   (6,900)       417
     Inventories............................................    (2,935)   (1,197)    (1,050)
     Prepaid expenses and other current assets..............        56       (89)       133
     Accounts payable.......................................     2,279      (184)      (289)
     Accrued payroll and benefits...........................       546        (9)      (655)
     Accrued freight........................................      (677)      271        753
     Accrued utilities......................................       (89)      486        101
     Income taxes...........................................     1,628     3,512       (554)
     Other accrued expenses.................................       (70)      622       (766)
                                                              --------   -------   --------
Net cash provided by operating activities...................    33,884    21,709     16,170
INVESTING ACTIVITIES
Maturities of investment securities.........................     1,000        --         --
Purchases of investment securities..........................    (6,000)   (1,000)        --
Purchases of property, plant and equipment..................   (11,296)   (1,603)   (14,027)
Sale of equipment...........................................         7        --         --
                                                              --------   -------   --------
Net cash used in investing activities.......................   (16,289)   (2,603)   (14,027)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................        --     5,273     18,059
Repayments on bank borrowings...............................        --    (7,082)   (16,250)
Proceeds from exercise of stock options.....................     4,335     1,664         --
Dividends paid..............................................    (5,132)   (4,397)    (4,381)
                                                              --------   -------   --------
Net cash used in financing activities.......................      (797)   (4,542)    (2,572)
                                                              --------   -------   --------
Net increase (decrease) in cash and cash equivalents........    16,798    14,564       (429)
Effect of exchange rate changes on cash.....................        (8)       --         --
Cash and cash equivalents at beginning of year..............    14,757       193        622
                                                              --------   -------   --------
Cash and cash equivalents at end of year....................  $ 31,547   $14,757   $    193
                                                              ========   =======   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $      1   $    38   $    297
                                                              ========   =======   ========
Income taxes paid...........................................  $ 11,806   $ 1,483   $  3,077
                                                              ========   =======   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has production plants operating in New Iberia, Louisiana, Eufaula, Alabama and McIntyre, Georgia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the three plant sites and eight remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton and Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; and Shanghai, China.

  Principles of Consolidation

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics Sales Corporation, CARBO Ceramics (UK) Limited and CARBO Ceramics (Mauritius) Inc. The accounts of CARBO Ceramics (Mauritius) Inc. include its wholly owned subsidiary, CARBO Ceramics (China) Company Limited. CARBO Ceramics Sales Corporation was formed on July 31, 1996 under the laws of Barbados. CARBO Ceramics (UK) Limited was formed on December 19, 1997 under the laws of Scotland. CARBO Ceramics (Mauritius) Inc. was formed on May 14, 2001 under the laws of Mauritius. CARBO Ceramics (China) Company Limited was formed on May 8, 2001 under the laws of the People's Republic of China. All significant intercompany transactions have been eliminated.

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

  Investment Securities

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2001 and 2000, investment securities consisted of auction-rate preferred stock, which were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2001 and 2000.

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

Buildings and improvements...........................   15 to 30 years
Machinery and equipment..............................    3 to 30 years

  Revenue Recognition

     Revenue is recognized when title passes to the customer. Title passes to the customer upon delivery.

  Shipping and Handling Costs

     Shipping costs, which consist of transportation costs associated with the delivery of the Company's products to customers, are classified as cost of goods sold. Handling costs are charged to selling, general and administrative expenses and include labor and overhead costs related to maintaining finished goods inventory and operating the Company's remote distribution facilities. Handling costs incurred in 2001, 2000 and 1999 were $3,555,000, $3,175,000 and
$2,616,000, respectively.

  Cost of Start-Up Activities

     Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2001 consist of organizational and administrative costs associated with the construction phase of the Company's plant in China. Start-up costs for 2000 and 1999 represent labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company's production facility in McIntyre, Georgia.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2001, 2000 and 1999 were $784,000, $676,000 and $703,000, respectively.

  Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, generally no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. However, certain transactions involving modifications to fixed stock option awards may result in the recognition of compensation expense under APB 25.

                              CARBO CERAMICS INC.

  Foreign Subsidiaries

     Financial statements of the Company's foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for paid-in capital accounts. Resulting translation adjustments are included in accumulated other comprehensive income.

2. BANK BORROWINGS

     Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, the Company may borrow up to $10.0 million through December 31, 2003, with the option of choosing either the bank's fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2001 the unused portion of the credit facility was $10.0 million. The credit agreement requires the Company to maintain certain financial ratios. The terms of the credit agreement further provide for certain affirmative and negative covenants, including a restriction on capital expenditures. The Company was in compliance with these covenants at December 31, 2001. Commitment fees are payable quarterly at the annual rate of three-eighths of one percent of the unused line of credit. Commitment fees included in selling, general and administrative expenses were $38,000, $39,000 and $14,000 in 2001, 2000 and 1999, respectively.

3. LEASES

     The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2001 are as follows ($ in thousands):

2002.......................................................   $  476
2003.......................................................      393
2004.......................................................      360
2005.......................................................       77
2006.......................................................       25
                                                              ------
          Total............................................   $1,331
                                                              ======

     Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $1,723,000 in 2001, $1,560,000 in 2000, and $1,168,000
in 1999.

                              CARBO CERAMICS INC.

4. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               2001      2000
                                                              -------   ------
                                                              ($ IN THOUSANDS)
Deferred tax assets:
Employee benefits...........................................  $   224   $  152
Stock-based compensation....................................    1,195       --
Inventories.................................................      580      523
Other.......................................................       71      156
                                                              -------   ------
          Total deferred tax assets.........................    2,070      831
                                                              -------   ------
Deferred tax liabilities:
Depreciation................................................   12,027    9,749
Other.......................................................      128      118
                                                              -------   ------
          Total deferred tax liabilities....................   12,155    9,867
                                                              -------   ------
          Net deferred tax liabilities......................  $10,085   $9,036
                                                              =======   ======

     Significant components of the provision for income taxes are as follows:

                                                             2001      2000     1999
                                                            -------   ------   ------
                                                                ($ IN THOUSANDS)
Current:
  Federal.................................................  $12,302   $4,450   $2,285
  State...................................................    1,132      545      238
                                                            -------   ------   ------
          Total current...................................   13,434    4,995    2,523
                                                            -------   ------   ------
Deferred:
  Federal.................................................      961    3,208    2,695
  State...................................................       88      392      241
                                                            -------   ------   ------
          Total deferred..................................    1,049    3,600    2,936
                                                            -------   ------   ------
                                                            $14,483   $8,595   $5,459
                                                            =======   ======   ======

     The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company's income tax expense is as follows:

                                          2001                2000               1999
                                    -----------------   ----------------   ----------------
                                    AMOUNT    PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT
                                    -------   -------   ------   -------   ------   -------
                                                       ($ IN THOUSANDS)
U.S. statutory rate...............  $14,238    35.0%    $8,199    35.0%    $5,592    35.0%
State income taxes, net of federal
  tax benefit.....................    1,220     3.0        937     4.0        479     3.0
Extraterritorial Income Exclusion
  and other.......................     (975)   (2.4)      (541)   (2.3)      (612)   (3.8)
                                    -------    ----     ------    ----     ------    ----
                                    $14,483    35.6%    $8,595    36.7%    $5,459    34.2%
                                    =======    ====     ======    ====     ======    ====

                              CARBO CERAMICS INC.

5. SHAREHOLDERS' EQUITY

  Common Stock

     Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights. Subject to preferences of any Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are fully paid and nonassessable.

     On January 9, 2002, the Board of Directors declared a cash dividend of $0.09 per share. The dividend is payable on February 15, 2002 to shareholders of record on January 31, 2002.

  Preferred Stock

     The Company's charter authorizes 5,000 shares of Preferred Stock. The Board of Directors has the authority to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company's shareholders. In connection with adoption of a shareholder rights plan on February 13, 2002, the Company created the Series A Preferred Stock and authorized 2,000 shares of the Series A Preferred Stock.

  Shareholder Rights Plan

     On February 13, 2002, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of Common Stock to shareholders of record on February 25, 2002. With certain exceptions, the rights become exercisable if a tender offer for the Company is announced or any person or group acquires beneficial ownership of at least 15 percent of the Company's Common Stock. If exercisable, each right entitles the holder to purchase one ten-thousandth of a share of Series A Preferred Stock at an exercise price of $200 and, if any person or group acquires beneficial ownership of at least 15 percent of the Company's Common Stock, to acquire a number of shares of Common Stock having a market value of two times the $200 exercise price. The Company may redeem the rights for $0.01 per right at any time before any person or group acquires beneficial ownership of at least 15 percent of the Common Stock. The rights expire on February 13, 2012.

6. STOCK OPTION PLAN

     The Company has a fixed employee stock-based compensation plan under which it may grant options to purchase an aggregate of 1,250,000 shares of Common Stock to certain officers and key employees of the Company. The Company determines conditions relating to vesting and exercise for each option. Options granted under the plan are "non-statutory" (do not afford income tax benefits to recipients, but may provide tax deductions for the Company upon exercise). The exercise price of each option is equal to the market price of the Company's stock on the date of grant. No individual employee may be granted options to purchase more than an aggregate of 500,000 shares of Common Stock. The options have ten-year terms and vest annually over a four-year period.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the

                              CARBO CERAMICS INC.

fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.45%, 5.00% and 6.40%; a dividend yield of 1.0%; volatility factors of the expected market price of the Company's Common Stock of .507, .509 and .464; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           2001           2000           1999
                                                        -----------    -----------    -----------
                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................    $26,198        $14,830        $10,512
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $25,821        $14,133        $ 9,498
                                                          =======        =======        =======
Basic earnings per share:
  As reported.........................................    $  1.76        $  1.01        $  0.72
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  1.73        $  0.96        $  0.65
                                                          =======        =======        =======
Diluted earnings per share:
  As reported.........................................    $  1.74        $  1.00        $  0.71
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  1.72        $  0.95        $  0.65
                                                          =======        =======        =======

     A summary of stock option activity and related information for the years ended December 31 follows:

                                       2001                         2000                         1999
                            --------------------------   --------------------------   --------------------------
                            OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                             (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                            -------   ----------------   -------   ----------------   -------   ----------------
Outstanding -- beginning
  of year.................     818          $21             925          $20             895          $20
Granted...................     209           34              20           23              30           24
Exercised.................     250           17              97           17              --
Forfeited.................      20           35              30           29              --
                            ------                       ------                       ------
Outstanding -- end of
  year....................     757          $25             818          $21             925          $20
                            ======                       ======                       ======
Exercisable at end of
  year....................     534          $22             704          $20             579          $19
Weighted-average fair
  value of options granted
  during the year.........  $15.55                       $10.63                       $10.93

                              CARBO CERAMICS INC.

     Following is a summary of the status of fixed options outstanding at December 31, 2001:

OUTSTANDING OPTIONS                                         EXERCISABLE OPTIONS
------------------------------------------------------   -------------------------
EXERCISE           WEIGHTED AVERAGE   WEIGHTED AVERAGE            WEIGHTED AVERAGE
PRICE     NUMBER      REMAINING           EXERCISE       NUMBER       EXERCISE
RANGE     (000)    CONTRACTUAL LIFE        PRICE         (000)         PRICE
--------  ------   ----------------   ----------------   ------   ----------------
$17-24     421         4 years              $18           393           $18
 32-35     336         8 years               33           141            32
           ---                                            ---
           757                               25           534            22
           ===                                            ===

7. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 2001           2000           1999
                                              -----------    -----------    -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share:
  Net income................................  $    26,198    $    14,830    $    10,512
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares.......   14,897,175     14,655,679     14,602,000
  Effect of dilutive securities:
     Employee stock options (See Note 6)....      144,903        170,624        109,865
                                              -----------    -----------    -----------
  Dilutive potential common shares..........      144,903        170,624        109,865
                                              -----------    -----------    -----------
  Denominator for diluted earnings per
     share -- adjusted weighted-average
     shares.................................   15,042,078     14,826,303     14,711,865
                                              ===========    ===========    ===========
Basic earnings per share....................  $      1.76    $      1.01    $      0.72
                                              ===========    ===========    ===========
Diluted earnings per share..................  $      1.74    $      1.00    $      0.71
                                              ===========    ===========    ===========

                              CARBO CERAMICS INC.

8. QUARTERLY OPERATING RESULTS -- (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2001 and 2000 were as follows:

                                                         THREE MONTHS ENDED,
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenues.................................  $34,174    $35,304     $36,627        $31,121
Gross profit.............................   13,046     15,440      16,437         13,328
Net income...............................    6,180      5,437       8,255          6,326
Earnings per share:
  Basic..................................  $  0.42    $  0.36     $  0.55        $  0.42
  Diluted................................  $  0.41    $  0.36     $  0.55        $  0.42
2000
Revenues.................................  $22,101    $21,998     $25,269        $23,956
Gross profit.............................    6,747      9,080      10,302          9,432
Net income...............................    2,462      3,825       4,355          4,188
Earnings per share:
  Basic..................................  $  0.17    $  0.26     $  0.30        $  0.28
  Diluted................................  $  0.17    $  0.26     $  0.29        $  0.28

     Quarterly data may not sum to full year data reported in the consolidated financial statements due to rounding.

9. SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 2001:

                                                      MAJOR CUSTOMERS
                                                     ------------------
                                                      A      B      C     OTHERS   TOTAL
                                                     ----   ----   ----   ------   -----
2001...............................................  33.8%  22.8%  21.5%   21.9%    100%
2000...............................................  35.4%  22.4%  20.2%   22.0%    100%
1999...............................................  38.7%  30.0%  16.4%   14.9%    100%

10. GEOGRAPHIC INFORMATION

     The Company's ceramic proppants are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 27%, 37% and 39% of the Company's revenues for 2001, 2000, and 1999, respectively. Long-lived assets, consisting of net property, plant and

                              CARBO CERAMICS INC.

equipment, as of December 31 and revenues for the years ended December 31 in the United States and other countries are as follows:

                                                               2001    2000    1999
                                                              ------   -----   -----
                                                                 ($ IN MILLIONS)
Long-lived assets:
  United States.............................................  $ 76.5   $76.5   $81.8
  International.............................................     6.0     1.5     1.4
                                                              ------   -----   -----
          Total.............................................  $ 82.5   $78.0   $83.2
                                                              ======   =====   =====
Revenues:
  United States.............................................  $100.4   $58.9   $42.3
  International.............................................    36.8    34.4    27.4
                                                              ------   -----   -----
          Total.............................................  $137.2   $93.3   $69.7
                                                              ======   =====   =====

11. BENEFIT PLANS

     The Company has a defined contribution savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. Employees are eligible to participate at the beginning of the calendar quarter following their date of hire and may contribute up to 15% of their monthly compensation.

     For employee contributions up to 5% of monthly compensation, the Company matches the employee contribution at a rate of 50%. Additional contributions by the Company are discretionary and are determined annually by the Board of Directors. These discretionary contributions to the plan are allocated to the participants pro rata based on their respective salary levels.

     Benefit costs recognized as expense under this plan consisted of the following:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Contributions:
  Profit sharing............................................  $500   $325   $275
  Savings...................................................   201    191    151
                                                              ----   ----   ----
                                                              $701   $516   $426
                                                              ====   ====   ====

12. COMMITMENTS

     In 1995, the Company entered into an agreement with a supplier to purchase options to purchase 200,000 tons of green ore at a specified contract price for its New Iberia, Louisiana plant. The agreement required all green ore purchased by the Company pursuant to the options to be processed by the supplier at a specified price. The agreement further required the Company to purchase from the supplier at least 80% of its estimated annual requirements for processed ore used to manufacture certain products until all green ore purchased pursuant to the options had been processed. The Company fulfilled its obligation under the agreement in 2001 and is currently evaluating alternative sources of supply, but believes that suitable material is readily available at sellers' current prices or through long-term contracts. For the years ended December 31, 2001, 2000 and 1999, the Company purchased from the supplier $1.7 million, $1.3 million and $1.7 million, respectively, of processed ore.

     In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama plant at a specified contract price. The term of the agreement is eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement requires the Company to purchase from the supplier at least 80% of the Company's estimated annual requirements of kaolin for its Eufaula plant. For the years ended

                              CARBO CERAMICS INC.

December 31, 2001, 2000 and 1999, the Company purchased from the supplier $3.7 million, $2.7 million and $2.3 million, respectively, of kaolin under the agreement.

     In 1997, the Company entered into an agreement with a supplier to purchase kaolin for its McIntyre, Georgia plant at a specified contract price. The term of the agreement is twenty years commencing on January 1, 1998. The Company has the right to purchase up to 2.5 million tons of kaolin during the term of the agreement. The agreement requires the Company to purchase from the supplier at least 80% of the Company's estimated annual requirements of kaolin for its McIntyre plant. For the years ended December 31, 2001, 2000 and 1999, the Company purchased from the supplier $514,000, $383,000 and $39,000, respectively, of kaolin under the agreement.

     Construction in progress of $11.7 million at December 31, 2001 includes $3.9 million related to construction of the Company's new manufacturing facility in Luoyang, China. The new facility is scheduled to be fully operational in the fourth quarter of 2002 at a total estimated cost of $9.5 million. Construction in progress at December 31, 2001 also includes $0.9 million related to McIntyre debottlenecking and expansion projects. The remaining $6.9 million in construction in progress is spread over various projects company-wide.

     The Company was in compliance with the terms of all agreements through December 31, 2001.

13. EMPLOYMENT AGREEMENTS

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

     The Company's employment agreement with its former President, Mr. Jesse P. Orsini, terminated upon his retirement on April 10, 2001. At that time, Mr. Orsini held fully vested options to purchase 200,000 shares of Common Stock, which were awarded on April 26, 1996 and would have expired on April 26, 2006 if he had remained employed by the Company. The original terms of the agreement required Mr. Orsini to exercise these options within 30 days after cessation of employment. Prior to Mr. Orsini's retirement, the Board of Directors agreed to allow the options to remain exercisable for a 3-year period following his retirement instead of the original 30-day period. Mr. Orsini was not granted additional options; however, the modification of the term of the original agreement triggered a provision under Accounting Principles Board Opinion No. 25 (See Note 1) that required the Company to apply accounting rules as if new options were granted. The result was recognition of non-cash compensation cost of $3.5 million ($2.2 million, net of income taxes) charged to operations in 2001. The Company has no further obligations under the employment agreement.

14. LEGAL PROCEEDINGS

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

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 3.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
          3.2            -- Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
          4.1            -- Form of Common Stock Certificate of CARBO Ceramics Inc.
                            (incorporated by reference to exhibit 4.1 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.1            -- Second Amended and Restated Credit Agreement dated as of
                            December 31, 2000, between Brown Brothers Harriman & Co.
                            and CARBO Ceramics Inc. (incorporated by reference to
                            exhibit 10.1 to the registrant's Form 10-K Annual Report
                            for the year ended December 31, 2000)
         10.2            -- Form of Tax Indemnification Agreement between CARBO
                            Ceramics Inc. and William C. Morris, Robert S. Rubin,
                            Lewis C. Glucksman, George A. Wiegers, William A.
                            Griffin, and Jesse P. Orsini (incorporated by reference
                            to exhibit 10.2 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.3            -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and Jesse P. Orsini (incorporated by reference to exhibit
                            10.4 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.4            -- Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals,
                            Inc., as amended (incorporated by reference to exhibit
                            10.5 to the registrant's Form S-1 Registration Statement
                            No. 333-1884)
         10.5            -- Raw Material Requirements Agreement dated as of November
                            21, 1995, between CARBO Ceramics Inc. and C-E Minerals
                            Inc. (incorporated by reference to exhibit 10.6 to the
                            registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.6            -- Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant's Form S-1 Registration
                            Statement No. 333-1884)
         10.7            -- CARBO Ceramics Inc. 1996 Stock Option Plan for Key
                            Employees (incorporated by reference to exhibit 10.9 to
                            the registrant's Form S-1 Registration Statement No.
                            333-1884)
         10.8            -- Form of Stock Option Award Agreement (incorporated by
                            reference to exhibit 10.10 to the registrant's Form S-1
                            Registration Statement No. 333-1884)
         10.9            -- Raw Material Supply Agreement dated as of November 18,
                            1997 between CARBO Ceramics Inc. and Arcilla Mining and
                            Land Co. (incorporated by reference to exhibit 10.9 to
                            the registrant's Form 10-K Annual Report for the year
                            ended December 31, 1997)
         10.10           -- Amendment to Employment Agreement between CARBO Ceramics
                            Inc. and Jesse P. Orsini (incorporated by reference to
                            exhibit 10.10 to the registrant's Form 10-K Annual Report
                            for the year ended December 31, 1999)
         10.11           -- Form of Employment Agreement between CARBO Ceramics Inc.
                            and C. Mark Pearson (incorporated by reference to exhibit
                            10.11 to the registrant's Form 10-K Annual Report for the
                            year ended December 31, 2000)
         23.1            -- Consent of Ernst & Young LLP