Form 10-Q
period 2002-03-31
CARBO CERAMICS INC
filed 2002-05-10
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

               As of April 30, 2002, 15,066,750 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
March 31, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income (Unaudited) -	4
Three months ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) -	5
Three months ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements (Unaudited)	6-7

Item 2. Management's Discussion and Analysis of Financial	8-9
Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal proceedings	10

Item 2. Changes in securities	10

Item 3. Defaults upon senior securities	10

Item 4. Submission of matters to a vote of security-holders	10

Item 5. Other information	10

Item 6. Exhibits and reports on Form 8-K	10

Signatures	11

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 34,387	$ 31,547
Investment securities	6,000	6,000
Trade accounts receivable	22,882	22,157
Inventories:
Finished goods	9,679	9,465
Raw materials and supplies	5,933	5,944
Total inventories	15,612	15,409
Prepaid expenses and other current assets	440	514
Deferred income taxes	900	875
Total current assets	80,221	76,502
Property, plant and equipment:
Land and land improvements	944	944
Buildings	7,795	7,488
Machinery and equipment	93,185	92,522
Construction in progress	14,537	11,657
Total	116,461	112,611
Less accumulated depreciation	31,820	30,084
Net property, plant and equipment	84,641	82,527
Total assets	$ 164,862	$ 159,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,644	$ 3,572
Accrued payroll and benefits	1,764	2,491
Accrued freight	909	1,139
Accrued utilities	562	848
Accrued income taxes	3,470	2,304
Other accrued expenses	845	773
Total current liabilities	10,194	11,127
Deferred income taxes	11,888	10,960
Shareholders' equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
None outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
15,062,250 and 14,949,600 shares issued and outstanding at March 31,
2002 and December 31, 2001, respectively	150	149
Additional paid-in capital	57,122	54,967
Retained earnings	85,518	81,834
Accumulated other comprehensive income (loss)	(10)	(8)
Total shareholders' equity	142,780	136,942
Total liabilities and shareholders' equity	$ 164,862	$ 159,029

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended
	March 31,
	2002	2001

Revenues	$ 29,311	$ 34,174
Cost of goods sold	17,633	21,128

Gross profit	11,678	13,046
Selling, general and administrative expenses	3,847	3,685
Start-up costs	43	-

Operating profit	7,788	9,361
Other income:
Interest income	156	218
Other, net	12	27
	168	245

Income before income taxes	7,956	9,606
Income taxes	2,927	3,426

Net income	$ 5,029	$ 6,180

Earnings per share:
Basic	$ 0.34	$ 0.42
Diluted	$ 0.33	$ 0.41

Other Information:
Dividends declared per common share	$ 0.09	$ 0.075

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Three months ended
	March 31,
	2002	2001
Operating activities
Net income	$ 5,029	$ 6,180
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	1,736	1,682
Deferred income taxes	903	570
Gain on sale of equipment	-	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	(725)	(6,320)
Inventories	(203)	1,613
Prepaid expenses and other current assets	74	199
Accounts payable	(928)	754
Accrued payroll and benefits	(727)	(831)
Accrued freight	(230)	(232)
Accrued utilities	(286)	437
Accrued income taxes	1,398	1,618
Other accrued expenses	72	(381)
Net cash provided by operating activities	6,113	5,287

Investing activities
Purchases of property, plant and equipment	(3,850)	(540)
Proceeds from sale of equipment	-	2
Refund of capital expenditure	-	973
Net cash provided by (used in) investing activities	(3,850)	435

Financing activities
Proceeds from exercise of stock options	1,924	3,080
Dividends paid	(1,345)	(1,103)
Net cash provided by financing activities	579	1,977

Net increase in cash and cash equivalents	2,842	7,699
Effect of exchange rate changes on cash	(2)	-
Cash and cash equivalents at beginning of period	31,547	14,757
Cash and cash equivalents at end of period	$ 34,387	$ 22,456

Supplemental cash flow information
Interest paid	$ -	$ -
Income taxes paid	$ 626	$ 1,238

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K Annual Report for the year ended December 31, 2001.

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

2.    Dividends Paid

        On January 8, 2002, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on January 31, 2002. The dividend was paid on February 15, 2002.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 ($ in thousands, except per share data):
	2002	2001
Numerator for basic and diluted earnings per share:
Net income	$ 5,029	$ 6,180
Denominator:
Denominator for basic earnings per share--
weighted-average shares	14,984,883	14,799,788
Effect of dilutive securities:
Employee stock options	112,706	166,282
Dilutive potential common shares	112,706	166,282
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,097,589	14,966,070
Basic earnings per share	$ 0.34	$ 0.42
Diluted earnings per share	$ 0.33	$ 0.41

        During the three months ended March 31, 2002, employees exercised stock options to acquire 112,650 common shares at a weighted-average exercise price of $17.08 per share. The Company recognized a related income tax benefit of $895,000, of which $232,000 was credited directly to shareholders' equity and $663,000 offset a previously recognized deferred tax benefit.

During the three months ended March 31, 2001, employees exercised stock options to acquire 176,350 common shares at a weighted-average exercise price of $17.46 per share. The Company recognized a related income tax benefit of $1,374,000, which was credited directly to shareholders' equity.

4.     Refund of Capital Expenditure

        During the first quarter of 2001, the Company received a $1.0 million capital expenditure refund on a claim related to the construction of its manufacturing facility in McIntyre, Georgia. $973,000 was recorded as a direct reduction of the cost of machinery and equipment capitalized prior to receipt of the refund.

5.    Legal Proceedings

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                      RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2002

Operating results for the first quarter 2002 were encouraging considering the significant decline in North American rig count versus last year's first quarter. In an environment where the U.S. natural gas rig count was 25 percent lower than the first quarter of 2001, demand for our products was strong in several key markets where we have demonstrated the value created through the use of our high-conductivity proppants.

Revenues. Revenues for the first quarter 2002 were $29.3 million, a 14 percent decline from the first quarter 2001. The decline was due to an 18 percent decrease in total sales volume, including a 22 percent decline in domestic sales volume versus the first quarter 2001. International sales volume for the quarter declined 6 percent compared to the same period a year earlier. A decline in overseas shipments was partially offset by record sales volume in Canada where sales increased 42 percent despite a 21 percent drop in the number of rigs actively drilling in the region. The improvement in Canada was due to an increase in market share versus alternative proppants and an increase in the amount of proppant pumped per well.

Gross Profit. Gross profit for the quarter was $11.7 million or 40 percent of sales as compared to $13.0 million or 38 percent of sales for the first quarter of 2001. Gross profit margins improved due to lower natural gas costs in our manufacturing operations combined with significantly higher production rates and reduced maintenance spending at the McIntyre, Georgia manufacturing facility. Gross profit margin in the first quarter of 2002 was negatively impacted by reduced production rates at all of our manufacturing facilities in response to a decrease in natural gas drilling activity brought on by a decline in general economic conditions in the U.S.

Selling, General and Administrative Expenses and Start-Up Costs. Selling, general and administrative expenses and start-up costs totaled $3.9 million for the first quarter of 2002 and $3.7 million for the corresponding period of 2001. The increase was primarily due to higher legal expenses. Start-up costs of $43,000 in 2002 represent organizational and administrative expenses associated with construction of our China facility, which is expected to be operational by the fourth quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $34.4 million as of March 31, 2002, an increase of $2.9 million from December 31, 2001. The Company generated cash from operations of $6.1 million and realized $1.9 million proceeds from employee exercises of stock options. Uses of cash included capital spending of $3.8 million and cash dividends of $1.3 million. Major capital spending included $2.0 million on the China manufacturing facility.

The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2002, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2002. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company's fixed costs could be met even with a moderate decrease in demand for the Company's products.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has been informed by the United States Department of Justice that its investigation into possible anti-competitive activity in the proppants industry has been closed.

ITEM 2.    CHANGES IN SECURITIES

On February 13, 2002, the Company adopted a shareholder rights plan and created the Series A Preferred Stock. Under the shareholder rights plan, the Company declared a dividend of one Series A Preferred Stock purchase right for each outstanding share of Common Stock of the Company to shareholders of record on February 25, 2002. For a more detailed description of the shareholder rights plan and the Series A Preferred Stock, see Exhibit 4 under Item 6 of this Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

4. Rights Agreement dated as of February 13, 2002 between CARBO Ceramics Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to exhibit 1 to the registrant's Form 8-A Registration Statement filed with the Securities and Exchange Commission on February 25, 2002).

b.  Reports on Form 8-K

On February 4, 2002, the Company filed a report on Form 8-K concerning its press release announcing fourth quarter and full-year 2001 earnings.

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

                                                                            Date: May 10, 2002