Form 10-Q
period 2002-06-30
CARBO CERAMICS INC
filed 2002-08-14
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

               As of July 31, 2002, 15,361,336 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
June 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income (Unaudited) -	4
Three and six months ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) -	5
Six months ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial	9
Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal proceedings	11

Item 2. Changes in securities	11

Item 3. Defaults upon senior securities	11

Item 4. Submission of matters to a vote of security-holders	11

Item 5. Other information	11

Item 6. Exhibits and reports on Form 8-K	11

Signatures	13

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2002	2001
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 21,765	$ 31,547
Investment securities	6,000	6,000
Trade accounts receivable	21,296	22,157
Inventories:
Finished goods	9,803	9,465
Raw materials and supplies	6,100	5,944
Total inventories	15,903	15,409
Prepaid expenses and other current assets	1,109	514
Deferred income taxes	924	875
Total current assets	66,997	76,502
Property, plant and equipment:
Land and land improvements	1,285	944
Buildings	7,996	7,488
Machinery and equipment	97,880	92,522
Construction in progress	18,762	11,657
Total	125,923	112,611
Less accumulated depreciation	33,674	30,084
Net property, plant and equipment	92,249	82,527
Goodwill	19,561	-
Intangible assets, net	3,402	-
Total assets	$ 182,209	$ 159,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,666	$ 3,572
Accrued payroll and benefits	2,562	2,491
Accrued freight	1,171	1,139
Accrued utilities	747	848
Accrued income taxes	2,672	2,304
Other accrued expenses	1,216	773
Total current liabilities	11,034	11,127
Deferred income taxes	12,152	10,960
Shareholders' equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
none outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
15,351,336 and 14,949,600 shares issued and outstanding at June 30,
2002 and December 31, 2001, respectively	154	149
Additional paid-in capital	70,500	54,967
Unearned stock compensation	(756)	-
Retained earnings	89,137	81,834
Accumulated other comprehensive income (loss)	(12)	(8)
Total shareholders' equity	159,023	136,942
Total liabilities and shareholders' equity	$ 182,209	$ 159,029

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$ 29,651	$ 35,304	$ 58,962	$ 69,478
Cost of sales	17,681	19,864	35,314	40,992

Gross profit	11,970	15,440	23,648	28,486
Selling, general and administrative expenses	4,257	7,131	8,104	10,816
Start-up costs	68	-	111	-

Operating profit	7,645	8,309	15,433	17,670
Other income (expense):
Interest income	146	270	302	488
Interest expense	(10)	(1)	(10)	(1)
Other, net	76	(5)	88	22
	212	264	380	509

Income before income taxes	7,857	8,573	15,813	18,179
Income taxes	2,881	3,136	5,808	6,562

Net income	$ 4,976	$ 5,437	$ 10,005	$ 11,617

Earnings per share:
Basic	$ 0.33	$ 0.36	$ 0.66	$ 0.78
Diluted	$ 0.33	$ 0.36	$ 0.66	$ 0.77

Other information:
Dividends declared per common share	$ 0.09	$ 0.09	$ 0.18	$ 0.165

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Six months ended
	June 30,
	2002	2001
Operating activities
Net income	$ 10,005	$ 11,617
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,622	3,364
Deferred income taxes	1,143	(346)
Non-cash stock option expense	33	3,504
Changes in operating assets and liabilities:
Trade accounts receivable	2,322	(5,661)
Inventories	(494)	662
Prepaid expenses and other current assets	(417)	(209)
Accounts payable	(2,275)	285
Accrued payroll and benefits	(260)	(495)
Accrued freight	32	(963)
Accrued utilities	(101)	52
Accrued income taxes	629	2,733
Other accrued expenses	208	(159)
Net cash provided by operating activities	14,447	14,384

Investing activities
Purchases of property, plant and equipment, net	(9,369)	(943)
Purchase of Pinnacle Technologies, Inc.	(12,134)	-
Net cash used in investing activities	(21,503)	(943)

Financing activities
Repayments on bank borrowings	(2,198)	-
Proceeds from exercise of stock options	2,178	4,055
Dividends paid	(2,702)	(2,451)
Net cash provided by (used in) financing activities	(2,722)	1,604

Net increase (decrease) in cash and cash equivalents	(9,778)	15,045
Effect of exchange rate changes on cash	(4)	-
Cash and cash equivalents at beginning of period	31,547	14,757
Cash and cash equivalents at end of period	$ 21,765	$ 29,802

Supplemental cash flow information
Interest paid	$ 10	$ 1
Income taxes paid	$ 4,036	$ 4,175

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

        The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics Sales Corporation, CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc. and Pinnacle Technologies, Inc. The accounts of CARBO Ceramics (Mauritius) Inc. include its wholly owned subsidiary, CARBO Ceramics (China) Company Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

        Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. Acquisition

On May 31, 2002, the Company purchased 100 percent of the outstanding shares of Pinnacle Technologies, Inc. Results of operations for Pinnacle are included in the consolidated financial statements since that date. Pinnacle provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. The acquisition was made for the purpose of expanding our ability to provide production-enhancing solutions to exploration and production companies worldwide and providing a catalyst for accelerating the growth of ceramic proppant sales in the future.

The aggregate cost of the acquisition was $26.8 million including $12.4 million cash, 324,226 shares of common stock valued at $11.2 million, 158,300 stock options valued at $2.6 million granted in exchange for 79,150 outstanding Pinnacle options and $0.6 million direct costs of the acquisition. Goodwill arises from the transaction because the aggregate cost exceeded the fair value of the assets acquired of $9.0 million and liabilities assumed of $4.1 million. The value of the common shares was determined based on the closing market price of the Company's common stock on the date of acquisition. The value of stock options was determined using the Black-Scholes option valuation model based on the closing market price of the Company's common stock on the date of acquisition. The fair value of options granted was reduced by $0.8 million allocated to unearned stock compensation, which represents the intrinsic value of options exchanged for unvested Pinnacle options. Unearned stock compensation will be recognized as compensation expense over the remaining vesting period. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,640 common shares valued at $1.5 million using the closing market price on the date of acquisition. Subject to the Company's rights of indemnity under the agreement, consideration withheld will be paid on the first anniversary of closing and recognized as additional goodwill at that time.

Following are pro forma amounts assuming the acquisition was made on January 1, 2001 ($ in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Pro forma revenue	$ 31,827	$ 37,840	$ 63,396	$ 73,676
Pro forma net income	$ 4,821	$ 5,568	$ 9,714	$ 11,782
Pro forma earnings per share:
Basic	$ 0.31	$ 0.37	$ 0.63	$ 0.78
Diluted	$ 0.31	$ 0.36	$ 0.63	$ 0.76

3.     Dividends Paid

        On April 9, 2002, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on April 30, 2002. The dividend was paid on May 15, 2002.

4.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Numerator for basic and diluted earnings per share:
Net income	$ 4,976	$ 5,437	$ 10,005	$ 11,617
Denominator:
Denominator for basic earnings per share--
Weighted-average shares	15,162,395	14,917,306	15,074,129	14,858,872
Effect of dilutive securities:
Employee stock options	128,700	169,997	120,703	168,140
Contingent stock-acquisition	14,866	-	7,474	-
Dilutive potential common shares	143,566	169,997	128,177	168,140
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,305,961	15,087,303	15,202,306	15,027,012
Basic earnings per share	$ 0.33	$ 0.36	$ 0.66	$ 0.78
Diluted earnings per share	$ 0.33	$ 0.36	$ 0.66	$ 0.77

        During the six months ended June 30, 2002, employees exercised stock options to acquire 121,150 common shares at a weighted-average exercise price of $17.97 per share. The Company recognized a related income tax benefit of $261,000, which was credited directly to shareholders' equity.

5.     Intangible Assets

Following is a summary of intangible assets:
	June 30,	December 31,
	2002	2001
Intangibles subject to amortization:	($ in thousands)
Patents and licenses, net of accumulated amortization of $22	$ 2,504	$ -
Hardware designs, net of accumulated amortization of $10	532	-
Other intangibles not subject to amortization	366	-
	$ 3,402	$ -

6.     Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income	$ 4,976	$ 5,437	$ 10,005	$ 11,617
Foreign currency translation adjustment	(2)	-	(4)	-
Comprehensive income	$ 4,974	$ 5,437	$ 10,001	$ 11,617

7.     Stock Option Compensation Expense

        Selling, general and administrative expenses for the second quarter 2001 include $3.5 million non-cash compensation expense recognized for stock options that were fully-vested but remained unexercised by the Company's former President, Mr. Jesse P. Orsini, at the time of his retirement in April 2001. The Company granted 250,000 options to Mr. Orsini in April 1996 that vested completely by April 2000. The options would have expired the earlier of April 2006 or 30 days after separation of employment, but the Company agreed to extend the term from 30 days to three years following retirement, not to exceed the ten year maximum contractual term. Accordingly, the Company recorded compensation expense for 200,000 unexercised options whose term was extended by Mr. Orsini's retirement. The Company also recognized a related income tax benefit of $2.2 million.

8.     Commitments

        Construction in progress of $18.8 million at June 30, 2002 includes $7.7 million related to construction of the Company's new manufacturing facility in Luoyang, China. The new facility is scheduled to be fully operational in the fourth quarter of 2002 at a total estimated cost of $9.5 million.

Under the agreement to acquire Pinnacle Technologies, Inc., a portion of the aggregate purchase price was withheld from former Pinnacle shareholders. Subject to the Company's rights of indemnity under the agreement, the final installment valued at $2.3 million in cash and common stock will be paid on May 31, 2003 (see Note 2).

9.   Legal Proceedings

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                      RESULTS OF OPERATIONS

Critical Accounting Policies

Our acquisition of Pinnacle Technologies, Inc. resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We are required to analyze goodwill for impairment at least annually.

Results of Operations

Three Months Ended June 30, 2002

Revenues. Revenues of $29.7 million for the quarter ended June 30, 2002 decreased 16 percent from the same period a year earlier. A decline in North American drilling activity was largely responsible for a 20 percent reduction in the sales volume of ceramic proppants versus the same period a year earlier. The U.S. natural gas rig count for the second quarter was 33 percent lower than the last year's second quarter and the Canadian rig count was down 42 percent compared to the same period. Domestic sales volume declined by 22 percent from the second quarter of 2001 while export sales dropped 16 percent.

Gross Profit. Gross profit for the quarter was $12.0 million, or 40 percent of sales, compared to $15.4 million, or 44 percent of sales, for the second quarter of 2001. Manufacturing facilities operated at approximately 80 percent of capacity during the second quarter 2002 in order to balance inventories with sales demand. With manufacturing facilities operating at less than full capacity and in anticipation of increased demand in the second half of the year, preventive maintenance was increased on idle equipment. The combination of lower production rates and higher maintenance costs was the single largest contributor to the decline in gross profit margins compared with last year's second quarter.

Selling, General and Administrative Expenses (SG&A) and Start-up Costs. Selling, general and administrative expenses and start-up costs totaled $4.3 million for the second quarter of 2002, a 39 percent decrease versus $7.1 million for the second quarter of 2001. Second quarter 2001 SG&A expenses included a non-recurring stock compensation charge of $3.5 million related to the modification of the expiration date of fully-vested stock options in connection with the April 10, 2001 retirement of the Company's former President. Excluding that charge, SG&A expenses actually increased by 17 percent. The increase in expenses was due to additional marketing and development activities associated with expanding our technical marketing program, engineering activity related to manufacturing capacity expansion under consideration, costs related to start-up and management activities at our plant under construction in China, and the effect of consolidating June results of newly acquired Pinnacle Technologies, Inc. Increases in those expenses more than offset reductions in legal expense and variable expenses driven by sales activity such as warehousing costs.

Six Months Ended June 30, 2002

Revenues. Revenues of $59.0 million for the six-month period ended June 30, 2002 trailed revenues of $69.5 million for the same period in 2001 by 15 percent. The decline was driven primarily by a 29 percent reduction in the U.S. natural gas rig count. Sales volume for ceramic proppants fell 19 percent, with domestic sales volume down 22 percent and export sales volume down 11 percent.

Gross Profit. Gross profit for the six months ended June 30, 2002 was $23.6 million, or 40 percent of revenues, compared to $28.5 million, or 41 percent of revenues, for the same period in 2001. The positive effect of lower natural gas costs in our manufacturing operations in 2002 vs. 2001 was offset by lower production rates and higher maintenance costs in the first half of 2002.

Selling, General and Administrative Expenses (SG&A) and Start-up Costs. Selling, general and administrative expenses and start-up costs totaled $8.2 million for the six months ended June 30, 2002 compared to $10.8 million for the six months ended June 30, 2001. Included in SG&A expenses in the first half of 2001 is a $3.5 million non-recurring stock compensation charge related to the modification of the expiration date of fully-vested stock options in connection with the April 10, 2001 retirement of the Company's former President. Excluding the non-recurring charge, SG&A expenses increased by 11 percent over 2001. The increase is due to enhanced marketing and engineering activity, start-up and management activities in China, and the effect of consolidating June results of Pinnacle Technologies, Inc.

Liquidity and Capital Resources

Cash and cash equivalents totaled $21.8 million as of June 30, 2002, a decrease of $9.8 million from December 31, 2001. The Company generated cash from operations of $14.4 million and realized proceeds from the exercise of employee stock options of $2.2 million. Uses of cash included $12.1 million for the purchase of Pinnacle Technologies, Inc., $2.2 million repayments of Pinnacle bank borrowings, $2.7 million cash dividends and capital spending of $9.4 million. Major capital spending includes $3.8 million on the China manufacturing facility and $3.5 million on debottlenecking and capacity expansion projects at the McIntyre, Georgia manufacturing facility.

The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2002, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2002. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company's fixed costs could be met even with a moderate decrease in demand for the Company's products.

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

a.  The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 9, 2002.

b.  The following matters were submitted to a vote at the meeting:

(1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke	14,510,898	9,360
William C. Morris	14,515,568	4,690
John J. Murphy	14,510,898	9,360
Jesse P. Orsini	13,900,299	619,959
C. Mark Pearson	13,899,209	621,049
Robert S. Rubin	14,511,098	9,160

(2) the ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 2002. Results of the vote were as follows: 14,343,034 for, 170,954 against and 6,270 abstained.

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None

b.  Reports on Form 8-K

On May 22, 2002, the company filed a report on Form 8-K concerning the May 21, 2002 signing of a definitive merger agreement to acquire Pinnacle Technologies, Inc.

On May 31, 2002, the company filed a report on Form 8-K concerning the completion of its acquisition of Pinnacle Technologies, Inc.

On July 19, 2002, the company filed a report on Form 8-K concerning its press release announcing second quarter 2002 results.

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

                                                                            Date: August 13, 2002