Form 10-Q
period 2002-09-30
CARBO CERAMICS INC
filed 2002-11-13
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

               As of October 31, 2002, 15,382,436 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
September 30, 2002 (Unaudited) and December 31, 2001

Consolidated Statements of Income (Unaudited) -	4
Three and nine months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) -	5
Nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial	9
Condition and Results of Operations

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal proceedings	12

Item 2. Changes in securities	12

Item 3. Defaults upon senior securities	12

Item 4. Submission of matters to a vote of security-holders	12

Item 5. Other information	12

Item 6. Exhibits and reports on Form 8-K	12

Signatures	13

Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2002	2001
	(Unaudited)
	($ in thousands)
Current assets:
Cash and cash equivalents	$ 20,829	$ 31,547
Investment securities	3,000	6,000
Trade accounts receivable	24,584	22,157
Inventories:
Finished goods	9,790	9,465
Raw materials and supplies	5,264	5,944
Total inventories	15,054	15,409
Prepaid expenses and other current assets	937	514
Deferred income taxes	949	875
Total current assets	65,353	76,502
Property, plant and equipment:
Land and land improvements	1,285	944
Buildings	7,996	7,488
Machinery and equipment	99,195	92,522
Construction in progress	28,087	11,657
Total	136,563	112,611
Less accumulated depreciation	35,620	30,084
Net property, plant and equipment	100,943	82,527
Goodwill	19,561	-
Intangible assets, net	3,307	-
Total assets	$ 189,164	$ 159,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 2,562	$ 3,572
Accrued payroll and benefits	2,781	2,491
Accrued freight	715	1,139
Accrued utilities	854	848
Accrued income taxes	3,742	2,304
Other accrued expenses	1,945	773
Total current liabilities	12,599	11,127
Deferred income taxes	12,417	10,960
Shareholders' equity:
Preferred Stock, par value $0.01 per share, 5,000 shares authorized:
none outstanding	-	-
Common Stock, par value $0.01 per share, 40,000,000 shares authorized:
15,379,836 and 14,949,600 shares issued and outstanding at September 30,
2002 and December 31, 2001, respectively	154	149
Additional paid-in capital	71,097	54,967
Unearned stock compensation	(656)	-
Retained earnings	93,568	81,834
Accumulated other comprehensive (loss)	(15)	(8)
Total shareholders' equity	164,148	136,942
Total liabilities and shareholders' equity	$ 189,164	$ 159,029

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenues	$ 35,484	$ 36,627	$ 94,446	$ 106,105
Cost of sales	20,484	20,190	55,798	61,182

Gross profit	15,000	16,437	38,648	44,923
Selling, general and administrative expenses	5,362	4,047	13,466	14,863
Start-up costs	437	15	548	15

Operating profit	9,201	12,375	24,634	30,045
Other income (expense):
Interest income	77	235	379	723
Interest expense	-	-	(10)	(1)
Other, net	(5)	48	83	70
	72	283	452	792

Income before income taxes	9,273	12,658	25,086	30,837
Income taxes	3,459	4,403	9,267	10,965

Net income	$ 5,814	$ 8,255	$ 15,819	$ 19,872

Earnings per share:
Basic	$ 0.38	$ 0.55	$ 1.05	$ 1.34
Diluted	$ 0.37	$ 0.55	$ 1.04	$ 1.32

Other information:
Dividends declared per common share	$ 0.09	$ 0.09	$ 0.27	$ 0.255

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Nine months ended
	September 30,
	2002	2001
Operating activities
Net income	$ 15,819	$ 19,872
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,685	5,047
Deferred income taxes	1,383	231
Non-cash stock option expense	133	3,504
Changes in operating assets and liabilities:
Trade accounts receivable	(966)	(6,628)
Inventories	355	(558)
Prepaid expenses and other current assets	(245)	(54)
Accounts payable	(2,379)	2,049
Accrued payroll and benefits	(41)	63
Accrued freight	(424)	(203)
Accrued utilities	6	(22)
Accrued income taxes	1,723	6,526
Other accrued expenses	937	15
Net cash provided by operating activities	21,986	29,842

Investing activities
Purchases of property, plant and equipment	(20,031)	(7,540)
Purchase of Pinnacle Technologies Inc.	(12,134)	-
Maturities of investment securities	3,000	-
Net cash used in investing activities	(29,165)	(7,540)

Financing activities
Repayments on bank borrowings	(2,198)	-
Proceeds from exercise of stock options	2,751	4,055
Dividends paid	(4,085)	(3,789)
Net cash provided by (used in) financing activities	(3,532)	266

Net increase (decrease) in cash and cash equivalents	(10,711)	22,568
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Cash and cash equivalents at beginning of period	31,547	14,757
Cash and cash equivalents at end of period	$ 20,829	$ 37,320

Supplemental cash flow information
Interest paid	$ 10	$ 1
Income taxes paid	$ 6,161	$ 4,208

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

Following are pro forma amounts assuming the acquisition was made on January 1, 2001 ($ in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Pro forma revenue	$ 35,484	$ 39,008	$ 97,946	$ 112,684
Pro forma net income	$ 5,837	$ 8,203	$ 15,328	$ 19,715
Pro forma earnings per share:
Basic	$ 0.38	$ 0.54	$ 1.00	$ 1.30
Diluted	$ 0.38	$ 0.53	$ 0.99	$ 1.28

3.    Dividends Paid

        On July 9, 2002, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on July 31, 2002. The dividend was paid on August 15, 2002.

4.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Numerator for basic and diluted earnings per share:
Net income	$ 5,814	$ 8,255	$ 15,819	$ 19,872
Denominator:
Denominator for basic earnings per share--
weighted-average shares	15,351,336	14,933,250	15,077,159	14,883,937
Effect of dilutive securities:
Employee stock options	129,599	110,867	123,668	149,049
Contingent stock-acquisition	43,640	-	19,662	-
Dilutive potential common shares	173,239	110,867	143,330	149,049
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,524,575	15,044,117	15,220,489	15,032,986
Basic earnings per share	$ 0.38	$ 0.55	$ 1.05	$ 1.34
Diluted earnings per share	$ 0.37	$ 0.55	$ 1.04	$ 1.32

        During the nine months ended September 30, 2002, stock options were exercised for 149,650 common shares at a weighted-average exercise price of $18.38 per share. The company recognized a related income tax benefit of $285,433, which was credited directly to shareholders' equity.

5.     Intangible Assets

Following is a summary of intangible assets:
	September 30,	December 31,
	2002	2001
Intangibles subject to amortization:	($ in thousands)
Patents and licenses, net of accumulated amortization of $87	$ 2,439	$ -
Hardware designs, net of accumulated amortization of $40	502	-
Other intangibles not subject to amortization	366	-
	$ 3,307	$ -

6.    Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income	$ 5,814	$ 8,255	$ 15,819	$ 19,872
Foreign currency translation adjustment	(3)	(5)	(7)	(5)
Comprehensive income	$ 5,811	$ 8,250	$ 15,812	$ 19,867

7.     Commitments

        Construction in progress at September 30, 2002 includes $8.5 million related to construction of the company's new manufacturing facility in Luoyang, China. The company achieved mechanical completion of the facility in mid-September 2002 and began the start-up and production testing phase. Initial production from this facility is expected during this year's fourth quarter. The total cost of the plant is expected to be within the original estimated cost of $9.5 million.

Under the agreement to acquire Pinnacle Technologies, Inc., a portion of the aggregate purchase price was withheld from former Pinnacle shareholders. Subject to the company's rights of indemnity under the agreement, the final installment valued at $2.3 million in cash and common stock will be paid on May 31, 2003 (see Note 2).

8.   Land Acquisition

        During the quarter, the company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plant in McIntyre, Georgia. The land contains approximately 13 million tons of raw material for use in the production of the company's lightweight ceramic proppants. The company intends to contract a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of mined areas. The company is in the process of allocating the purchase price between land and mineral rights. The total purchase price of $4.9 million is included in construction in progress at September 30, 2002.

9.   Legal Proceedings

        The company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows.

        On October 28, 2002, a state court jury in Texas found the company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. A judgment has not yet been entered in this case and, as a result, the aggregate liability of the company has not yet been determined. Depending on the method used to calculate pre-judgment interest, the company believes that its liability under the verdict will range between $330,000 and $995,000. Judgment is expected to be entered and a final determination of the company's liability is expected to be made prior to December 31, 2002. The company believes that it did not act improperly in this matter but has not yet made a decision regarding the possibility of an appeal.

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

Results of Operations

Three Months Ended September 30, 2002

Revenues. Revenues of $35.5 million for the quarter ended September 30, 2002 decreased three percent from the third quarter of 2001 due to lower sales volume caused by a decline in North American natural gas drilling activity. Sales volume totaled 120 million pounds for the quarter, a 12 percent decline versus last year's third quarter. The U.S. natural gas rig count was down 31 percent, while the Canadian rig count fell 22 percent compared to the three month period ended September 30, 2001. However the company's sales volume in North America declined by only 21 percent as the impact of lower drilling activity was offset by the success of the company's efforts to displace sand-based proppants. In total, domestic sales volume declined by 23 percent while export sales volume increased 26 percent. Revenues of the third quarter 2002 included $2.5 million from Pinnacle Technologies, Inc. which the company acquired in May 2002.

Gross Profit. Gross profit for the quarter was $15.0 million, or 42 percent of sales, compared to $16.4 million, or 45 percent of sales, for the third quarter of 2001. Lower production rates necessitated by a reduction in sales demand were the primary cause of the decline in the gross profit margin. The company's manufacturing facilities have operated at less than 80 percent of our total manufacturing capacity for most of the year. The Eufaula, Alabama facility, which ran at full capacity in 2001, has operated at an average of 76 percent of capacity in 2002. Unscheduled maintenance shutdowns at the McIntyre, Georgia facility in May, June and July of this year also contributed to lower production rates and resultant higher per unit cost of goods manufactured. The average manufactured cost per pound of proppant sold in the third quarter of 2002 was 10 percent higher than the cost per pound sold in the third quarter of 2001. However, the company's production facilities operated in excess of 90 percent of capacity during the third quarter of 2002 and gross profit margins are expected to improve in the fourth quarter of 2002 as those lower cost inventories are sold.

Selling, General and Administrative Expenses and Start-up Costs. Selling, general and administrative expenses of $5.4 million for the third quarter of 2002 increased 32 percent over the $4.1 million incurred in the corresponding period of 2001. The increase in expenses resulted primarily from the addition of expenses of Pinnacle Technologies, whose operating results have been consolidated since the May 31, 2002 acquisition. Other increases in expenses due to additional marketing and business development activities were offset by a reduction in legal expenses from last year's third quarter.

Start-up costs are related to the company's new manufacturing facility in Luoyang, China, which commenced with groundbreaking in September 2001 and achieved mechanical completion in mid-September 2002. Plant start-up and production testing began immediately following mechanical completion, resulting in an increase in spending on start-up activities. Final completion of the plant is expected to occur in the fourth quarter of this year.

Nine Months Ended September 30, 2002

Revenues. Year to date revenues of $94.5 million in 2002 trailed revenues of $106.1 million for the same period in 2001 by 11 percent. The decline was driven largely by a 29 percent drop in the U.S. natural gas rig count. Sales volume fell 17 percent, with domestic sales volume down 22 percent and export volume up one percent.

Gross Profit. Gross profit for the nine months ended September 30, 2002 was $38.7 million, or 41 percent of revenues, compared to $44.9 million, or 42 percent of revenues, for the same period in 2001. Lower production rates have offset the benefit of reduced cost of natural gas in our manufacturing operations in 2002 compared to 2001.

Selling, General and Administrative Expenses and Start-up Costs. Selling, general and administrative expenses were $13.5 million for the nine months ended September 30, 2002 compared to $14.9 million for the nine months ended September 30, 2001, a $1.4 million decrease. However, 2001 results include a $3.5 million non-recurring, non-cash stock compensation charge related to the modification of the expiration date of fully vested options in connection with the second quarter 2001 retirement of the company's former President. Excluding that charge, selling, general and administrative expenses increased $2.1 million. The increase was primarily due to the addition of expenses of Pinnacle Technologies whose operating results have been consolidated since the May 31, 2002 acquisition. Expenses were also higher as a result of increased marketing and business development activities in 2002. Start-up costs, which are related to our new manufacturing facility in China, increased in 2002 as we fully staffed the facility and began the start-up and production testing phase in September 2002.

Liquidity and Capital Resources

Cash and cash equivalents totaled $20.8 million as of September 30, 2002, a decrease of $10.7 million from December 31, 2001. The company generated cash from operations of $22.0 million, realized proceeds from the exercise of employee stock options of $2.7 million and proceeds of $3.0 million from maturities of investment securities. Uses of cash included $12.1 million for the purchase of Pinnacle Technologies, $2.2 million repayments of Pinnacle bank borrowings, $4.1 million cash dividends and capital spending of $20.0 million. Major capital spending includes $4.7 million on the China manufacturing facility, $8.2 million on debottlenecking and capacity expansion projects at the McIntyre, Georgia manufacturing facility and $1.9 million on land and leasehold interests in Wilkinson County, Georgia.

The company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

The company maintains an unsecured line of credit of $10.0 million. As of September 30, 2002, there was no outstanding debt under the credit agreement. The company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2002. The company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the company's fixed costs could be met even with a moderate decrease in demand for the company's products.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On October 28, 2002, a state court jury in Texas found the company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. A judgment has not yet been entered in this case and, as a result, the aggregate liability of the company has not yet been determined. Depending on the method used to calculate pre-judgment interest, the company believes that its liability under the verdict will be between $350,000 and $950,000. Judgment is expected to be entered and a final determination of the company's liability is expected to be made prior to December 31, 2002. The company believes that it did not act improperly in this matter but has not yet made a decision regarding the possibility of an appeal.

ITEM 2.    CHANGES IN SECURITIES

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

99.1 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a.  Reports on Form 8-K

On October 22, 2002, the company filed a report on Form 8-K concerning its press release announcing third quarter 2002 results.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         CARBO CERAMICS INC.

                                                                                                          /s/ C. MARK PEARSON

                                                                                                         C. Mark Pearson

                                                                                                         President and Chief Executive Officer

                                                                                                          /s/ PAUL G. VITEK

                                                                                                         Paul G. Vitek

                                                                                                         Sr. Vice President, Finance and

                                                                                                         Chief Financial Officer

                                                                            Date: November 13, 2002

Quarterly Certification

As required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, C. Mark Pearson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carbo Ceramics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ C. MARK PEARSON

C. Mark Pearson

President & CEO

Quarterly Certification

As required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Paul G. Vitek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carbo Ceramics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

 /s/ PAUL G. VITEK

Paul G. Vitek

Chief Financial Officer