Form 10-K
period 2002-12-31
CARBO CERAMICS INC
filed 2003-03-12
CIK 1009672

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2003, as reported on the New York Stock Exchange, was approximately $228,702,035. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2003, Registrant had outstanding 15,483,836 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 8, 2003 are incorporated by reference in Parts II and III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     CARBO Ceramics Inc. ("the Company") was formed in 1987 to acquire the assets of Standard Oil Proppants Company, LP, a joint venture between two ceramic proppant manufacturers. Since its founding in 1987, CARBO Ceramics has become the world's largest producer and supplier of ceramic proppant for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppant depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or recompleted worldwide. More specifically, the demand for ceramic proppant is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

     Hydraulic fracturing is the most widely used method of increasing production from oil and gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, "propping" it open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

     There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin-coated sand and ceramic. Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the highest cost. The higher initial cost of ceramic proppant is justified by the fact that the use of these proppants in certain well conditions results in increased production of oil and gas and increased cash flow for the operators of oil and gas wells. The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.

     Based on the Company's internally generated market information and information contained in the United States Geological Survey Minerals Yearbook, the Company estimates that it supplies approximately 56% of the ceramic proppant and 9% of all proppant used worldwide. During the year ended December 31, 2002, the Company generated approximately 70% of its revenues in the U.S. and 30% in international markets.

     In May 2002, the Company expanded its business through the acquisition of Pinnacle Technologies, Inc. ("Pinnacle"). Pinnacle is the world's leading provider of fracture mapping services, and its fracture simulation software FracproPT(R) is the most widely used model in the world. For the year ended December 31, 2002, Pinnacle accounted for less than 5% of the Company's total revenues.

PRODUCTS

     The Company manufactures four distinct ceramic proppants. CARBOHSP(TM)2000 and CARBOPROP(R) are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP(TM)2000 was introduced in January 2000 and is an improved version of CARBOHSP(TM), which was introduced in 1979 as the original ceramic proppant. CARBOHSP(TM)2000 has the highest strength of the ceramic proppant manufactured by CARBO Ceramics and is used primarily in the fracturing of deep gas wells. CARBOPROP(R), which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP(TM)2000 and was developed for use in deep gas wells that do not require the strength of CARBOHSP(TM)2000.

     The CARBOLITE(R) and CARBOECONOPROP(R) products are lightweight proppants designed for use in gas wells of moderate depth and shallower oil wells. CARBOLITE(R), introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product's roundness and uniform grain size. CARBOECONOPROP(R), introduced in 1992 to compete directly with sand-based proppant, has been the Company's lowest priced and fastest growing product. The introduction of CARBOECONOPROP(R) has resulted in ceramic proppant being used by operators of oil and gas wells that had not previously used ceramics. The Company believes that many of the users of CARBOECONOPROP(R) had previously used sand or resin-coated sand.

COMPETITION AND MARKET SHARE

     The Company's chief worldwide competitor is Norton Proppants ("Norton"). Norton is owned by Compagnie de Saint-Gobain, a large French glass and materials company. Norton manufactures ceramic proppants that directly compete with each of the Company's products. In addition, Mineracao Curimbaba ("Curimbaba"), based in Brazil, manufactures a sintered bauxite product similar to the Company's CARBOHSP(TM), which is marketed in the United States under the name "Sinterball". Curimbaba has notified the Company that it intends to introduce an intermediate strength ceramic proppant similar to the Company's CARBOPROP(R) although the Company believes that it would be difficult for Curimbaba to introduce such a product that does not infringe patents held by the Company and Norton. The Company believes that Curimbaba has not expanded its U.S. product line to include a lightweight ceramic proppant and is unlikely to do so in light of patents held by the Company. The Company is also aware of Borovichi Refractories, a manufacturer of ceramic proppant located in Russia about which the Company has limited information. The Company believes that Borovichi to date has sold its product solely within Russia.

     Competition for CARBOHSP(TM)2000 and CARBOPROP(R) principally includes ceramic proppant manufactured by Norton and Curimbaba. The Company's CARBOLITE(R) and CARBOECONOPROP(R) products compete with ceramic proppant produced by Norton and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Chemical, Inc. Oilfield Products Group and Santrol, a subsidiary of Fairmount Minerals.

     The Company believes that the most significant factors that influence a customer's decision to purchase the Company's products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company's products. Since 1993, the Company has consistently expanded its manufacturing capacity and plans to continue its strategy of adding capacity to meet anticipated future increases in sales demand.

     The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company's existing and alternative production methods. The Company is not aware of the development of alternative products for use as proppant in the hydraulic fracturing process. The Company believes that the main barriers to entry for additional competitors are the patent rights held by the Company and certain of its current competitors, the "know-how" and trade secrets necessary to manufacture a competitive product and the capital costs involved in building production facilities of sufficient size to be operated efficiently.

CUSTOMERS AND MARKETING

     The Company's largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 79% of the Company's 2002 revenues and approximately 81% of the Company's 2001 revenues. However, the end users of the Company's products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company's direct customers and the well operators being satisfied with both product quality and delivery performance.

     The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company must market its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company's sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies. The Company expanded its technical sales force in recent years and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppant. While the Company's products have historically been used in very deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its education-based technical marketing efforts will allow it to capture a greater portion of the large market for sand-based proppant over time. The Company currently provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company's ceramic proppant versus other proppant in the hydraulic fracturing of a natural gas or oil well.

     The Company's worldwide sales and marketing activities are coordinated by its North American and International Marketing Managers. The Company's export marketing efforts in 2002 were conducted through its sales office in Aberdeen, Scotland and through commissioned sales agents located in South America, China and Australia.

     The Company's products and services are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 30%, 27% and 37% of the Company's sales for 2002, 2001 and 2000, respectively. The distribution of the Company's export and domestic revenues is shown below, based upon the region in which the customer used the products and services:

LOCATION                                                       2002     2001    2000
--------                                                      ------   ------   -----
                                                                  ($ IN MILLIONS)
United States...............................................  $ 88.0   $100.4   $58.9
International...............................................    38.3     36.8    34.4
                                                              ------   ------   -----
          Total.............................................  $126.3   $137.2   $93.3
                                                              ======   ======   =====

DISTRIBUTION

     The Company maintains finished goods inventories at its plants in New Iberia, Louisiana, Eufaula, Alabama, and McIntyre, Georgia, and at eleven remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Jebel Ali, United Arab Emirates; Adelaide, Australia; Shanghai, China; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail and international sites are typically supplied by container ship. In total, the Company leases 216 rail cars for use in the distribution of its products. The price of the Company's products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator's well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

RAW MATERIALS

     Ceramic proppant is made from alumina-bearing ores (commonly referred to as bauxite, bauxitic clay or kaolin, depending on the alumina content), that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable deposits are located in Australia, Brazil, China, Jamaica, Russia and Surinam.

     For the production of CARBOHSP(TM)2000, the Company uses calcined, abrasive-grade bauxite imported from Australia, and typically purchases its annual requirements at the seller's current prices. The Company has entered into an agreement with a supplier to supply its anticipated need for this ore through 2005. For the production of CARBOPROP(R), the Company uses a variety of materials that meet specific chemical and mineralogical requirements. Raw material for the production of CARBOPROP(R) may be either as-mined bauxitic clays or a blend of bauxite and kaolin, either of which is readily available to the Company at sellers' current prices or through long-term contracts.

     The Company's Eufaula facility exclusively employs locally mined uncalcined kaolin for the production of CARBOLITE(R) and CARBOECONOPROP(R). The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 80% of the Eufaula facility's annual kaolin requirements through 2003. This agreement, which had an original term of ten years, stipulates a fixed price, subject to annual adjustment. A renewal or extension of this agreement is currently being negotiated.

     The Company's production facility in McIntyre, Georgia uses locally mined uncalcined kaolin for the production of CARBOECONOPROP(R). During 2002, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia which contains approximately 13 million tons of raw material suitable for production of CARBOLITE(R) and CARBOECONOPROP(R). At current production rates, the acquired raw material would supply the needs of the McIntyre facility for a period in excess of 100 years. The Company is currently evaluating the suitability of the raw material for the production of CARBOLITE(R) and CARBOECONOPROP(R) at its Eufaula, Alabama facility. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility's annual kaolin requirement.

     The Company's production facility in Luoyang, China uses locally mined uncalcined kaolin and bauxite for the production of CARBOPROP(R) and CARBOLITE(R). Each of these materials is purchased under long term contracts with a minimum term of five years. The contracts stipulate a fixed price subject to annual adjustment. Under the terms of the agreements, the Company has an obligation to purchase, in total, a minimum of 10,000 metric tons per year.

PRODUCTION PROCESS

     Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500(LOGO)F to 3,000(LOGO)F in a rotary kiln.

     The Company uses two different methods to produce ceramic proppant. The Company's plants in New Iberia, Louisiana, McIntyre, Georgia, and Luoyang, China use a dry process (the "Dry Process") which starts with bauxite, bauxitic clay or kaolin that has been dried to remove both free water and water which was chemically bound within the ore. This drying process is referred to as calcining. The Company has calcining facilities at its McIntyre, Georgia and Luoyang, China plants. Once the raw material is calcined, the ore is ground to a very fine powder. Pellets are then formed by combining the powder with water and binders and introducing the mixture into high-shear mixers. The process is completed once these pellets are sintered in a rotary kiln. The Company believes its competitors also use the Dry Process to produce ceramic proppant.

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

PATENT PROTECTION

     The Company makes ceramic proppant by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

     The Company owns six U.S. patents and three foreign patents. Two of these U.S. patents and two of these foreign patents relate to the CARBOPROP(R) product. One of these U.S. patents and one of these foreign patents relate to the CARBOLITE(R) and CARBOECONOPROP(R) products. The Company's U.S. patents relating to the CARBOPROP(R) product expire in 2006. The Company's U.S. patent relating to the CARBOLITE(R) and CARBOECONOPROP(R)products expire in 2009. The three foreign patents cover various products in Canada, Mexico and Argentina and do not have a significant effect on the Company's business.

     The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce and has in the past vigorously enforced its patents. The Company may be involved from time to time in the future, as it has been in the past, in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with its main competitor have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company's financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely to be able to produce certain of these ceramic proppant without infringing on the patent rights held by the Company, its main competitor or both.

     Pinnacle owns one U.S. patent application (together with a number of counterparts to that application in numerous foreign jurisdictions) that covers certain of its proprietary systems. The patent application is in the early stages of the patent prosecution process, and a patent may not issue on such application in any jurisdiction for some time, if it issues at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of know-how and other proprietary technology in the conduct of its business, and a substantial portion of this know-how and technology is licensed by Pinnacle from third parties.

PRODUCTION CAPACITY

     The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. Prior to 1993, the Company's production capacity was substantially in excess of its sales requirements. Since that time, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company's CARBOLITE(R) and CARBOECONOPROP(R) products. In 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP(TM) and CARBOPROP(R). In 1996, the Company commenced operation of its second 80 million-pound per year expansion of the Eufaula plant bringing total capacity at the facility to 250 million pounds per year. In late 2002, the Company installed additional equipment in its New Iberia facility to increase production and provide additional capacity for research and development work. Upon completion of the New Iberia project in early 2003, total annual capacity at the facility will be 120 million pounds.

     In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant is 200 million pounds per year and the total initial cost of the plant was approximately $60 million. The plant consists of two distinct production lines housed in a single building. Initial production was generated from the first production line in June 1999 and full design throughput was achieved on that line in November 1999. Initial production from the second production line began in December 1999 and the plant operated at approximately 61% of its design capacity in 2000 and 88% in 2001. During 2002, the Company spent approximately $15 million to expand the capacity of the McIntyre facility. Total spending for this project is projected to be approximately $17 million. Upon the anticipated completion of this expansion project in early 2003, total annual capacity at the McIntyre facility is expected to be 275 million pounds.

     In September 2002, the Company completed construction of a new manufacturing facility in Luoyang, China. The plant began operation on schedule in the fourth quarter of 2002. The total cost of the plant was approximately $10 million and the plant is expected to have annual production capacity of 40 million pounds. The first saleable product was produced from the plant in January 2003.

     The following table sets forth the expected capacity of each of the Company's existing manufacturing facilities following completion of the expansions described above:

                                   ANNUAL
LOCATION                          CAPACITY                PRODUCTS
--------                        ------------              --------
                                (MILLIONS OF
                                  POUNDS)
New Iberia, Louisiana.........      120        CARBOHSP(TM)2000 and
                                               CARBOPROP(R)
Eufaula, Alabama..............      250        CARBOLITE(R) and
                                               CARBOECONOPROP(R)
McIntyre, Georgia.............      275        CARBOLITE(R),
                                               CARBOECONOPROP(R)
                                               CARBOHSP(TM)2000 and
                                               CARBOPROP(R)
Luoyang, China................       40        CARBOPROP(R) and CARBOLITE(R)

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

EMPLOYEES

     At December 31, 2002, the Company had 319 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company's employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

FORWARD-LOOKING INFORMATION

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company's forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of the Company's forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

     The Company's results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company's business environment, including but not limited to the potential declines in the demand for oil and natural gas; potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs; potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services; the development of alternative stimulation techniques; and the development of alternative proppants for use in hydraulic fracturing. The Company's results of operations could also be adversely affected if adverse changes occur in general global economic and business conditions or as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries.

AVAILABLE INFORMATION

     The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company's internet website at http://www.carboceramics.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters (approximately 5,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre, Georgia, facility through 2009 at which time title will be conveyed to the Company. The Company owns the buildings and production equipment at its facility in Luoyang, China and has been granted use of the land on which the facility is located for fifty years under the terms of a land use agreement with the People's Republic of China.

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

     The facility in Luoyang, China is located on approximately 9 acres and consists of various production and support buildings (approximately 106,000 square feet), a laboratory (approximately 6,000 square feet) and an office building (approximately 6,000 square feet).

     The Company's customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas, Rock Springs, Wyoming, Edmonton and Grande Prairie, Alberta, Canada.

     During the third quarter of 2002, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plant in McIntyre, Georgia. The land contains approximately 13 million tons of raw material for use in the production of the Company's lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

     The Company's wholly-owned subsidiary, Pinnacle Technologies, Inc., leases its corporate headquarters in San Francisco, California (approximately 6,800 square feet) and maintains leased offices totaling approximately 23,000 square feet in Houston, Texas; Centennial, Colorado; Delft, The Netherlands; and Calgary, Alberta, Canada. Pinnacle also owns an office condominium (approximately 2,800 square feet) in Bakersfield, California.

ITEM 3.  LEGAL PROCEEDINGS

     On October 28, 2002, a state court jury in Texas found the Company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. On November 22, 2002, a judgment in the amount of $993,000 was entered in this case. The Company believes that it did not act improperly in this matter but has decided to appeal only the amount of the judgment.

     From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Dr. C. Mark Pearson (age 47) has served as President and Chief Executive Officer since April 2001. Dr. Pearson joined the Company as Vice President of Marketing and Technology in March 1997. Prior to joining the Company, Dr. Pearson served as Associate Professor of Petroleum Engineering at the Colorado School of Mines from December 1995 and held various engineering and management positions with Atlantic Richfield Company from 1984 through December 1995.

     Paul G. Vitek (age 44) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.

     Mark L. Edmunds (age 47) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000 Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

     Christopher A. Wright (age 38) has been a Vice President of the Company since May 2002. Mr. Wright has been President of Pinnacle Technologies, Inc., a provider of fracture diagnostic products and services, since its founding in 1992.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

     The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company's Common Stock at February 14, 2003 was 6,981.

     High and low stock prices and dividends for the last two fiscal years were:

                                            2002                          2001
                                 ---------------------------   ---------------------------
                                   SALES PRICE       CASH        SALES PRICE       CASH
                                 ---------------   DIVIDENDS   ---------------   DIVIDENDS
QUARTER ENDED                     HIGH     LOW     DECLARED     HIGH     LOW     DECLARED
-------------                    ------   ------   ---------   ------   ------   ---------
March 31.......................  $41.15   $31.00     $0.09     $44.30   $30.75    $0.075
June 30........................   42.00    32.70      0.09      44.90    31.27     0.090
September 30...................   37.00    29.60      0.09      37.29    25.50     0.090
December 31....................   36.29    31.30      0.09      40.25    26.68     0.090

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

                                                 YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------
                                       2002       2001      2000      1999      1998
                                     --------   --------   -------   -------   -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenues.........................  $126,308   $137,226   $93,324   $69,738   $84,095
  Cost of sales....................    74,672     78,975    57,763    41,718    41,665
                                     --------   --------   -------   -------   -------
  Gross profit.....................    51,636     58,251    35,561    28,020    42,430
  Selling, general and
     administrative expenses(1)....    20,956     18,676    12,404    11,761     9,977
                                     --------   --------   -------   -------   -------
  Operating profit.................    30,680     39,575    23,157    16,259    32,453
  Other, net.......................       563      1,106       268      (288)      974
                                     --------   --------   -------   -------   -------
  Income before income taxes.......    31,243     40,681    23,425    15,971    33,427
  Income taxes.....................    11,529     14,483     8,595     5,459    12,719
                                     --------   --------   -------   -------   -------
  Net income.......................  $ 19,714   $ 26,198   $14,830   $10,512   $20,708
                                     ========   ========   =======   =======   =======
  Earnings per share
     Basic.........................  $   1.29   $   1.76   $  1.01   $  0.72   $  1.42
                                     ========   ========   =======   =======   =======
     Diluted.......................  $   1.28   $   1.74   $  1.00   $  0.71   $  1.40
                                     ========   ========   =======   =======   =======

                                                      DECEMBER 31,
                                   ---------------------------------------------------
                                     2002       2001       2000       1999      1998
                                   --------   --------   --------   --------   -------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
  Current assets.................  $ 64,867   $ 76,502   $ 47,415   $ 23,809   $23,783
  Current liabilities excluding
     bank borrowings.............    17,940     11,127      9,415      5,648     8,638
  Bank borrowings-current........        --         --         --      1,809        --
  Property, plant and equipment,
     net.........................   111,797     82,527     78,007     83,171    75,644
  Total assets...................   199,610    159,029    125,422    106,980    99,427
  Total shareholders' equity.....   168,585    136,942    106,140     93,400    87,269
  Cash dividends per share.......  $  0.360   $  0.345   $  0.300   $  0.300   $ 0.300

---------------

(1) Selling, general and administrative (SG&A) expenses for 2002, 2001, 2000, 1999 and 1998 include costs of start-up activities of $1,099,000, $35,000, $27,000, $1,464,000 and $451,000, respectively. Start-up costs for 2002 and 2001 are related to the Company's new production facility in China, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended to bring installed equipment to operating condition. Start-up costs prior to 2001 consist of labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company's production facility in McIntyre, Georgia. SG&A expenses in 2002 also include a $993,000 reserve related to a judgment against the Company in a lawsuit alleging tortious interference with a contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS CONDITIONS

     CARBO Ceramics Inc.'s principal business consists of manufacturing and selling ceramic proppant for use in the hydraulic fracturing of oil and natural gas wells. Hydraulic fracturing is the most common technique used to stimulate production from hydrocarbon bearing formations. The process involves pumping fluids into an oil or gas well at very high pressure in order to fracture the rock formation that contains the hydrocarbons. As the fracture is created, the fluids are blended with granular materials, or proppant, which fill the fracture and prop it open after the pressure pumping ceases. The proppant filled fracture creates a highly permeable channel that enables the oil or gas to flow more freely from the formation, thereby increasing production from the well.

     Ceramic proppants are premium products that are sold at higher prices than sand or resin-coated sand, the two primary alternative proppants. The principal advantage of ceramic proppants is that they are stronger than sand-based proppants. The higher strength of ceramic proppant results in higher production rates in deep wells where sand or resin-coated sand may be crushed under high closure stress. Consequently, the level of deep drilling activity (generally defined as wells deeper than 10,000 feet) influences the Company's business. Ceramic proppants are also more uniform in size and shape than sand-based proppants. This uniformity can result in higher production rates than sand-based proppants when used in wells that do not otherwise require ceramics for their higher strength.

     As deep drilling, particularly in North America, is typically focused on the production of natural gas, the Company's business is significantly impacted by the number of natural gas wells drilled in North America. In markets outside North America, sales of the Company's products are less dependent on natural gas markets but are influenced by the overall level of drilling activity. Furthermore, because the decision to use ceramic proppant is based on the present value economics of comparing the higher cost of ceramic proppant to the future value derived from increased production rates, the Company's business is influenced by the price of natural gas and oil.

     The Company's performance is particularly influenced by the level of natural gas drilling activity in North America, where it typically generates in excess of 80% of it is revenues. The North American natural gas market remained very strong through the first half of 2001. In addition, the Company began to see significant benefit from the success of its technical marketing program that promotes the economic benefit of using ceramic proppant in shallower wells. As a result of the strong market conditions in North America, the Company's marketing success and the increased capacity available from its McIntyre, Georgia production facility, the Company established new annual records for sales volume, average selling price, revenues and net income in 2001 despite a downturn in North American natural gas drilling activity in the second half of the year.

     This decline in North American drilling activity continued through much of 2002. In 2002, the average natural gas rig count declined by 26% in the U.S. and 24% in Canada compared to 2001. Despite the weak market conditions, the company established a new annual record for sales volume in Canada while sales in the U.S. declined by 17%. Management believes that these sales figures are evidence of the success of the Company's technical marketing effort and represent a further penetration of the total proppant market by ceramic proppant.

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

     Revenue is recognized when title passes to the customer upon delivery. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2002, approximately 67% of the balance in accounts receivable was attributable to those three customers. As stated in Note 1 to the consolidated financial statements, credit losses historically have been insignificant. Therefore, except in circumstances in which management is aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filings), the Company generally does not record a reserve for bad debts. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company's primary customers were to experience significant adverse conditions, its estimates of the recoverability of accounts receivable could be reduced by a material amount.

     Inventory is stated at the lower of cost or market. Obsolete or unmarketable inventory historically has been insignificant and generally written off when identified. Assessing the ultimate realization of inventories requires judgments about future demand and market conditions, and management believes that current inventories are properly valued at cost. Accordingly, no reserve to write-down inventories has been recorded. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

     Income taxes are provided for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws as well as changes in the Company's financial condition could affect these estimates.

     Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

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

     Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of an acquired enterprise is allocated to the assets acquired and liabilities assumed based on their estimated fair values. If necessary, these estimates can be revised during an allocation period when information becomes available to further define and quantify the value of assets acquired and liabilities assumed. The allocation period does not exceed a period of one-year from the date of acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the purchase price allocation would be adjusted accordingly. Should information become available after the allocation period, the effects would be reflected in operating results.

RESULTS OF OPERATIONS

                                                    PERCENT             PERCENT
                                           2002     CHANGE     2001     CHANGE     2000
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Net Income..............................  $19,714    (25)%    $26,198     77%     $14,830

     The Company reported net income for 2002 that was 25% lower than the previous year. The primary factor contributing to the reduction in net income was a significant decrease in North American gas drilling activity that began in the second half of 2001 and continued into 2002. The average domestic natural gas rig count for 2002 was 26% lower than 2001, while the average price of natural gas in the U.S. decreased by 11% from the previous year. The reduction in revenues, increased manufacturing costs and increased selling, general and administrative expenses contributed to the decline in net income.

     The Company's net income for 2001 was 77% higher than the previous year. A very strong North American natural gas market was the driving force behind a significant increase in net income for the year. The number of rigs drilling for natural gas in the U.S. reached record levels in mid-year before declining significantly during the second half. Despite this decrease in activity, demand for the company's products remained strong resulting in improved manufacturing efficiency from operating manufacturing facilities at or near capacity throughout the year.

     Individual components of operating results are discussed below.

REVENUES

                                                   PERCENT              PERCENT
                                          2002     CHANGE      2001     CHANGE     2000
                                        --------   -------   --------   -------   -------
                                                        ($ IN THOUSANDS)
Revenues..............................  $126,308    (8)%     $137,226     47%     $93,324

     CARBO Ceramics Inc.'s 2002 revenues of $126.3 million were 8% lower than 2001 revenues. Revenues in 2002 included $6.0 million from Pinnacle Technologies Inc., which was acquired by the Company on May 31, 2002. Total proppant sales volume decreased by 13%, with domestic volume down 17% and export volume down by 2%, despite a 28% drop in the U.S. rig count and a 20% decline in the worldwide rig count compared to 2001. The Company believes that these relatively strong results in a weak market indicate that the Company's ceramic proppants continue to gain market share due to the success of the Company's technical marketing program and expanded distribution network. The decreased domestic volume was due to a 23% drop in sales in South Texas, while decreased export sales were attributable to reduced sales into South America, Australia, and Mexico. Increased sales in Russia and Canada offset some of the export declines. The average selling price of $0.274 per pound in 2002 improved slightly versus $0.271 per pound in 2001.

     The Company's revenues in 2001 of $137.2 million were 47% higher than 2000. Total sales volume increased 31%, with domestic volume up 49% and export volume down 4% compared to 2000. The Company believes that this increase was due to both strong natural gas drilling activity in North America and the success of its technical marketing program designed to increase the use of ceramic proppant in wells that have traditionally used sand-based proppants. In both U.S. and Canada, the Company's sales volume increased by a larger percentage than industry activity as measured by the number of rigs actively drilling for oil or gas. The export sales decline was attributable to increased competition, particularly in Russia, and the Company's decision to supply domestic markets in a capacity constrained environment during much of the year. The average selling price for the year was $0.271 per pound, an increase of 12% over the year 2000. Contributing to this was a January price increase of approximately 9%, and a slight shift in the product mix toward higher strength products.

GROSS PROFIT

                                                    PERCENT             PERCENT
                                           2002     CHANGE     2001     CHANGE     2000
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
Gross Profit............................  $51,636    (11)%    $58,251     64%     $35,561
Gross Profit %..........................       41%                 42%                 38%

     The Company's cost of sales consists of manufacturing costs and packaging and transportation expenses associated with the delivery of the Company's products to its customers. Variable manufacturing expenses include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing expenses include depreciation, property taxes on production facilities, insurance and factory overhead. Certain handling costs related to maintaining finished goods inventory and operating the Company's remote stocking facilities are charged to selling, general and administrative expenses. Those costs amounted to $3.7 million, $3.6 million and $3.2 million in 2002, 2001 and 2000, respectively.

     Gross profit decreased by 11% from 2001 to 2002. Gross profit as a percentage of sales was 41% for 2002, compared to 42% for 2001. The decrease in gross profit was due primarily to reduced sales volume. The reduction in gross profit margins was directly related to the company's manufacturing facilities operating at approximately 82% of capacity in 2002 versus 95% of capacity in 2001. This was caused by both reduced sales volumes and unscheduled downtime at the McIntyre production facility due to unanticipated maintenance requirements. The impact of this was partially offset by the lower cost of natural gas used at the manufacturing facilities during 2002 and reduced freight costs in transporting finished goods from the plants to remote storage locations.

     Gross profit increased by 64% from 2000 to 2001. Gross profit as a percentage of sales was 42% for 2001, compared to 38% for 2000. The improvement in gross profit was the result of both the significant increase in sales volume and improved pricing. Improved operating efficiency in manufacturing facilities contributed to increased gross profit margins with manufacturing facilities running at 95% of capacity in 2001 versus 73% of capacity in 2000. Partially offsetting this was the effect of higher natural gas costs in our manufacturing operations and increased freight costs due to lower than desired inventory levels at remote storage locations.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AND START-UP COSTS

                                                    PERCENT             PERCENT
                                           2002     CHANGE     2001     CHANGE     2000
                                          -------   -------   -------   -------   -------
                                                         ($ IN THOUSANDS)
SG&A....................................  $20,956     12%     $18,676     51%     $12,404
SG&A as a % of Revenues.................       17%                 14%                 13%

     Selling, general and administrative expenses and start-up costs increased by $2.3 million in 2002 over 2001. SG&A and start-up expenses increased as a percentage of sales to 17% in 2002 from 14% in 2001. The most significant items were start-up costs related to the new manufacturing facility in China and a $993,000 reserve related to a judgment against the Company in a lawsuit alleging tortious interference with a contract. Excluding the China start-up expenses and legal judgment reserve in 2002 and a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the retirement of the company's former president in 2001, SG&A expenses increased by $3.7 million in 2002. This increase relates directly to the expansion of the Company's distribution network, new business development costs, increased costs for additional personnel in its administrative functions, and expenses of Pinnacle Technologies.

     Selling, general and administrative expenses and start-up costs increased by $6.3 million in 2001 over 2000. SG&A expenses as a percentage of sales increased from 13% in 2000 to 14% in 2001. Included in 2001 is a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the 2001 retirement of the Company's former President. Excluding this non-recurring charge, SG&A expenses increased by $2.8 million in 2001 over 2000. On this basis, SG&A expenses as a percentage of sales actually decreased from 13% in 2000 to 11% in 2001. Increased costs in 2001 are those that relate directly to higher activity levels -- distribution, marketing and management incentive expenses; as well as increased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of December 31, 2002 were $24.4 million compared to $31.5 million at the beginning of the year. The Company generated cash from operations of $29.5 million, realized proceeds of $4.5 million from the issuance of common stock for exercises of employee stock options, and generated $6.0 million from maturing investment securities. Total capital expenditures for the year were $27.4 million, cash dividends paid totaled $5.5 million, and $2.2 million was expended on the repayment of bank loans extended to Pinnacle Technologies. In addition, $12.0 million in cash was expended as part of the Pinnacle acquisition (the total purchase price was $26.7 million). Major capital spending items during 2002 included spending on a new manufacturing facility in China, improvements and additions to remote storage locations, and improvements at the McIntyre manufacturing facility to debottleneck the current production process and improve equipment reliability in order to increase production capacity.

     The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

     The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2002, there was no outstanding debt under the credit agreement. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2003. Also, based on the strength of its balance sheet, the Company believes that it could acquire additional debt financing. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company's products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2002. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is contained in pages F-1 through F-18 of this Report.

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

ITEM 14.  CONTROLS AND PROCEDURES

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements:

     The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-18 of this Report:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 2002 and 2001

     Consolidated Statements of Income for each of the three years ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2002, 2001, and 2000

     Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001, and 2000

     (b) Reports on Form 8-K:

     On October 23, 2002, the company filed a report on Form 8-K concerning its press release announcing third quarter 2002 results.

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

                                          CARBO CERAMICS INC.

                                          By:      /s/ C. MARK PEARSON
                                            ------------------------------------
                                                      C. Mark Pearson
                                               President and Chief Executive
                                                           Officer

                                          By:       /s/ PAUL G. VITEK
                                            ------------------------------------
                                                       Paul G. Vitek
                                              Sr. Vice President, Finance and
                                                  Chief Financial Officer

Dated: March 12, 2003

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
               /s/ WILLIAM C. MORRIS                       Chairman of the Board        March 12, 2003
---------------------------------------------------
                 William C. Morris


                /s/ C. MARK PEARSON                     President, Chief Executive      March 12, 2003
---------------------------------------------------        Officer and Director
                  C. Mark Pearson                      (Principal Executive Officer)


                 /s/ PAUL G. VITEK                    Sr. Vice President, Finance and   March 12, 2003
---------------------------------------------------       Chief Financial Officer
                   Paul G. Vitek                         (Principal Financial and
                                                            Accounting Officer)


             /s/ CLAUDE E. COOKE, JR.                            Director               March 12, 2003
---------------------------------------------------
               Claude E. Cooke, Jr.


                /s/ JOHN J. MURPHY                               Director               March 12, 2003
---------------------------------------------------
                  John J. Murphy


                /s/ ROBERT S. RUBIN                              Director               March 12, 2003
---------------------------------------------------
                  Robert S. Rubin


                /s/ JESSE P. ORSINI                              Director               March 12, 2003
---------------------------------------------------
                  Jesse P. Orsini

                                 CERTIFICATION
AS REQUIRED BY RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, C. Mark Pearson, certify that:

     1. I have reviewed this annual report on Form 10-K of Carbo Ceramics Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ C. MARK PEARSON
                                          --------------------------------------
                                                     C. MARK PEARSON
                                                     PRESIDENT & CEO

Date: March 12, 2003

                                 CERTIFICATION
AS REQUIRED BY RULES 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Paul G. Vitek, certify that:

     1. I have reviewed this annual report on Form 10-K of Carbo Ceramics Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ PAUL G. VITEK
                                          --------------------------------------
                                                      PAUL G. VITEK
                                                 CHIEF FINANCIAL OFFICER

Date: March 12, 2003

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CARBO CERAMICS INC.

     We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                    ERNST & YOUNG LLP

New Orleans, Louisiana
January 31, 2003

                              CARBO CERAMICS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 24,447   $ 31,547
  Investment securities.....................................        --      6,000
  Trade accounts receivable.................................    22,967     22,157
  Inventories:
    Finished goods..........................................    10,535      9,465
    Raw materials and supplies..............................     5,295      5,944
                                                              --------   --------
        Total inventories...................................    15,830     15,409
  Prepaid expenses and other current assets.................       600        514
  Deferred income taxes.....................................     1,023        875
                                                              --------   --------
        Total current assets................................    64,867     76,502
Property, plant and equipment:
  Land and land improvements................................     1,866        944
  Land-use and mineral rights...............................     5,050         --
  Buildings.................................................    12,058      7,488
  Machinery and equipment...................................   105,052     92,522
  Construction in progress..................................    25,425     11,657
                                                              --------   --------
        Total...............................................   149,451    112,611
  Less accumulated depreciation.............................    37,654     30,084
                                                              --------   --------
        Net property, plant and equipment...................   111,797     82,527
                                                              --------   --------
Goodwill....................................................    19,449         --
Intangible assets, net......................................     3,497         --
                                                              --------   --------
        Total assets........................................  $199,610   $159,029
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  8,074   $  3,572
  Accrued payroll and benefits..............................     2,981      2,491
  Accrued freight...........................................       754      1,139
  Accrued utilities.........................................     1,061        848
  Accrued income taxes......................................     1,563      2,304
  Retainage related to construction in progress.............     1,494         --
  Provision for legal judgment..............................       993         --
  Other accrued expenses....................................     1,020        773
                                                              --------   --------
        Total current liabilities...........................    17,940     11,127
Deferred income taxes.......................................    13,085     10,960
Shareholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares
    authorized, none outstanding............................        --         --
  Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,482,436 and 14,949,600 shares issued and
    outstanding at December 31, 2002 and 2001,
    respectively............................................       155        149
  Additional paid-in capital................................    72,925     54,967
  Unearned stock compensation...............................      (557)        --
  Retained earnings.........................................    96,078     81,834
  Accumulated other comprehensive income (loss).............       (16)        (8)
                                                              --------   --------
        Total shareholders' equity..........................   168,585    136,942
                                                              --------   --------
        Total liabilities and shareholders' equity..........  $199,610   $159,029
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2002           2001          2000
                                                              ------------   ------------   -----------
                                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................    $126,308       $137,226       $93,324
Cost of sales...............................................      74,672         78,975        57,763
                                                                --------       --------       -------
Gross profit................................................      51,636         58,251        35,561
Selling, general and administrative expenses................      18,864         18,641        12,377
Start-up costs..............................................       1,099             35            27
Provision for legal judgment................................         993             --            --
                                                                --------       --------       -------
Operating profit............................................      30,680         39,575        23,157
Other income (expense):
  Interest income...........................................         500            891           302
  Interest expense..........................................         (14)            (1)          (38)
  Other, net................................................          77            216             4
                                                                --------       --------       -------
                                                                     563          1,106           268
                                                                --------       --------       -------
Income before income taxes..................................      31,243         40,681        23,425
Income taxes................................................      11,529         14,483         8,595
                                                                --------       --------       -------
Net income..................................................    $ 19,714       $ 26,198       $14,830
                                                                ========       ========       =======
Earnings per share:
  Basic.....................................................    $   1.29       $   1.76       $  1.01
                                                                ========       ========       =======
  Diluted...................................................    $   1.28       $   1.74       $  1.00
                                                                ========       ========       =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                             ADDITIONAL     UNEARNED                COMPREHENSIVE
                                    COMMON    PAID-IN        STOCK       RETAINED      INCOME
                                    STOCK     CAPITAL     COMPENSATION   EARNINGS      (LOSS)        TOTAL
                                    ------   ----------   ------------   --------   -------------   --------
                                                                ($ IN THOUSANDS)
Balances at January 1, 2000.......   $146     $42,919        $  --       $50,335        $ --        $ 93,400
  Net income......................     --          --           --        14,830          --          14,830
  Exercise of stock options.......      1       1,663           --            --          --           1,664
  Tax benefit from exercise of
     options......................     --         643           --            --          --             643
  Cash dividends ($0.30 per
     share).......................     --          --           --        (4,397)         --          (4,397)
                                     ----     -------        -----       -------        ----        --------
Balances at December 31, 2000.....    147      45,225           --        60,768          --         106,140
  Net income......................     --          --           --        26,198          --          26,198
  Foreign currency translation
     adjustment...................     --          --           --            --          (8)             (8)
                                                                                                    --------
  Comprehensive income............                                                                    26,190
  Exercise of stock options.......      2       4,333           --            --          --           4,335
  Tax benefit from exercise of
     options......................     --       1,905           --            --          --           1,905
  Modification of fixed stock
     option award.................     --       3,504           --            --          --           3,504
  Cash dividends ($0.345 per
     share).......................     --          --           --        (5,132)         --          (5,132)
                                     ----     -------        -----       -------        ----        --------
Balances at December 31, 2001.....    149      54,967           --        81,834          (8)        136,942
  Net income......................     --          --           --        19,714          --          19,714
  Foreign currency translation
     adjustment...................     --          --           --            --          (8)             (8)
                                                                                                    --------
  Comprehensive income............                                                                    19,706
  Exercise of stock options.......      3       4,480           --            --          --           4,483
  Tax benefit from exercise of
     options......................     --         382           --            --          --             382
  Shares issued in acquisition....      3       9,677           --            --          --           9,680
  Vested options assumed in
     acquisition..................     --       2,630           --            --          --           2,630
  Unvested options assumed in
     acquisition..................     --         789         (789)           --          --              --
  Amortization of unearned
     compensation.................     --          --          232            --          --             232
  Cash dividends ($0.36 per
     share).......................     --          --           --        (5,470)         --          (5,470)
                                     ----     -------        -----       -------        ----        --------
Balances at December 31, 2002.....   $155     $72,925        $(557)      $96,078        $(16)       $168,585
                                     ====     =======        =====       =======        ====        ========

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------   -------
                                                                    ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 19,714   $ 26,198   $14,830
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     7,592      6,776     6,767
  Amortization..............................................       223         --        --
  Deferred income taxes.....................................     1,977      1,049     3,600
  Non-cash stock option expense.............................       232      3,504        --
  Changes in operating assets and liabilities:
     Trade accounts receivable..............................       651     (4,374)   (6,900)
     Inventories............................................      (421)    (2,935)   (1,197)
     Prepaid expenses and other current assets..............        92         56       (89)
     Accounts payable.......................................    (1,222)     2,279      (184)
     Accrued payroll and benefits...........................       159        546        (9)
     Accrued freight........................................      (385)      (677)      271
     Accrued utilities......................................       213        (89)      486
     Accrued income taxes...................................      (359)     1,628     3,512
     Provision for legal judgment...........................       993         --        --
     Other accrued expenses.................................        12        (70)      622
                                                              --------   --------   -------
Net cash provided by operating activities...................    29,471     33,891    21,709
INVESTING ACTIVITIES
Maturities of investment securities.........................     6,000      1,000        --
Purchases of investment securities..........................        --     (6,000)   (1,000)
Capital expenditures, net...................................   (27,356)   (11,296)   (1,603)
Purchase of Pinnacle Technologies, Inc. ....................   (12,022)        --        --
                                                              --------   --------   -------
Net cash used in investing activities.......................   (33,378)   (16,296)   (2,603)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................        --         --     5,273
Repayments on bank borrowings...............................    (2,198)        --    (7,082)
Proceeds from exercise of stock options.....................     4,483      4,335     1,664
Dividends paid..............................................    (5,470)    (5,132)   (4,397)
                                                              --------   --------   -------
Net cash used in financing activities.......................    (3,185)      (797)   (4,542)
                                                              --------   --------   -------
Net increase (decrease) in cash and cash equivalents........    (7,092)    16,798    14,564
Effect of exchange rate changes on cash.....................        (8)        (8)       --
Cash and cash equivalents at beginning of year..............    31,547     14,757       193
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 24,447   $ 31,547   $14,757
                                                              ========   ========   =======
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................................  $     14   $      1   $    38
                                                              ========   ========   =======
Income taxes paid...........................................  $  9,764   $ 11,806   $ 1,483
                                                              ========   ========   =======
Capital expenditures through accounts payable and
  retainage.................................................  $  5,849   $     --   $    --
                                                              ========   ========   =======

        The accompanying notes are an integral part of these statements.

                              CARBO CERAMICS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     CARBO Ceramics Inc. (the "Company") was formed in 1987 and is a manufacturer of ceramic proppants. The Company has four production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia and Luoyang, China. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and eleven remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, Netherlands; Shanghai, China; Adelaide, South Australia; Singapore; and Jebel Ali, United Arab Emirates. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies Inc., which is headquartered in San Francisco, California (see Note 2).

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics Sales Corporation, CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc. and Pinnacle Technologies Inc. CARBO Ceramics Sales Corporation was liquidated in September 2002. All significant intercompany transactions have been eliminated.

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

  INVESTMENT SECURITIES

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2001, investment securities consisted of auction-rate preferred stock, which were classified as held-to-maturity. The fair value of the investments approximated the carrying value at December 31, 2001.

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

Buildings and improvements..................................   15 to 30 years
Machinery and equipment.....................................    3 to 30 years
Land-use rights.............................................         50 years

     Land-use rights represent capitalized costs to acquire rights to the land where the Company's plant site in China is located. The Company has rights to use the property from 2001 to 2051.

     In 2002, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plant in McIntyre, Georgia. The Company estimates the land has 13 million tons of kaolin reserves for use as raw material in production of its lightweight ceramic proppant. The Company intends to mine the properties in 2003 through the use of a third party contractor (see Note 14). The capitalized cost of land and mineral rights as well as the costs incurred to develop such property will be amortized when production begins, using the units-of-production method based on the estimated total tons of kaolin reserves.

  IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

     When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

  GOODWILL

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Realization of goodwill is assessed periodically by management based on the expected future profitability and undiscounted future cash flows of acquired entities and their contribution to the overall operations of the Company. The Company has performed a goodwill impairment review at the reporting unit level based on a fair value concept. Should a review indicate that the carrying value was not recoverable, the excess of the carrying value over the undiscounted cash flow would be recognized as an impairment loss.

  REVENUE RECOGNITION

     Revenue is recognized when title passes to the customer. Title passes to the customer upon delivery.

  SHIPPING AND HANDLING COSTS

     Shipping costs, which consist of transportation costs associated with the delivery of the Company's products to customers, are classified as cost of sales. Handling costs are charged to selling, general and administrative expenses and include labor and overhead costs related to maintaining finished goods inventory and operating the Company's distribution facilities. Handling costs incurred in 2002, 2001 and 2000 were $3,676,000, $3,555,000 and
$3,175,000, respectively.

                              CARBO CERAMICS INC.

  COST OF START-UP ACTIVITIES

     Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2002 and 2001 are related to the Company's new production facility in China, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended in the fourth quarter of 2002 to bring installed equipment to operating condition. Start-up costs for 2000 represent labor, materials and utilities expended to bring installed equipment to operating condition at the Company's production facility in McIntyre, Georgia.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2002, 2001 and 2000 were $2,124,000, $784,000 and $676,000, respectively.

  STOCK BASED COMPENSATION

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, generally no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. However, certain transactions involving fixed stock option awards may result in the recognition of compensation expense under APB 25. Compensation expense of $232,000 was charged to operations in 2002 for amortization of unearned stock compensation related to unvested stock options assumed in a business acquisition (see Note 2). In 2001, $3,504,000 compensation expense was charged to operations, resulting from the modification of outstanding options of the Company's former president at the time of his retirement in April 2001. As of December 31, 2002, those options have been fully exercised by the former president.

  FOREIGN SUBSIDIARIES

     Financial statements of the Company's foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for paid-in capital accounts. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

  RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform to the 2002 presentation.

  NEW PRONOUNCEMENT

     In December 2002, SFAS No. 148, "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," (Statement 148) was issued. The statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method

                              CARBO CERAMICS INC.

of accounting for stock-based employee compensation under Statement No. 123 and amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, Statement 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

2.  ACQUISITION OF BUSINESS

     On May 31, 2002, the Company purchased 100 percent of the outstanding shares of Pinnacle Technologies, Inc. (Pinnacle). Results of operations for Pinnacle are included in the consolidated financial statements since that date. Pinnacle provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. The acquisition was made for the purpose of expanding the Company's ability to provide production-enhancing solutions to exploration and production companies worldwide and providing a catalyst for accelerating the growth of ceramic proppant sales in the future. The acquisition was accounted for using the purchase method of accounting provided for under FASB Statement No. 141, "Business Combinations."

     The aggregate cost of the acquisition was approximately $26.7 million, including $12.4 million cash; 324,226 shares of common stock valued at $11.2 million; 158,300 stock options valued at $2.5 million granted in exchange for outstanding Pinnacle options; and $0.6 million direct costs of the acquisition. Goodwill arises from the transaction because the aggregate cost exceeded the fair value of the assets acquired of $9.0 million and liabilities assumed of $4.1 million. Goodwill is fully deductible for tax purposes. The value of the common shares was determined based on the closing market price of the Company's common stock on the date of acquisition. The value of stock options was determined using the Black-Scholes option valuation model based on the closing market price of the Company's common stock on the date of acquisition. The fair value of options granted was reduced by $0.8 million allocated to unearned stock compensation, which represents the intrinsic value of options exchanged for unvested Pinnacle options. Unearned stock compensation is being amortized on a straight-line basis as compensation expense over the remaining vesting period. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,640 common shares valued at $1.5 million using the closing market price on the date of acquisition. Subject to the Company's rights of indemnity under the agreement, consideration withheld will be paid on the first anniversary of closing and recognized as additional goodwill at that time.

     Following are pro forma amounts assuming the acquisition was made on January 1, 2001 ($ in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Pro forma revenue...........................................   $129,808     $146,580
Pro forma net income........................................   $ 19,213     $ 26,174
Pro forma earnings per share:
  Basic.....................................................   $   1.25     $   1.72
                                                               ========     ========
  Diluted...................................................   $   1.24     $   1.70
                                                               ========     ========

                              CARBO CERAMICS INC.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in thousands):

Current assets..............................................  $ 1,639
Property, plant and equipment...............................    3,942
Intangible assets...........................................    3,434
Goodwill arising in the transaction.........................   21,788
                                                              -------
                                                               30,803
                                                              -------
Current liabilities.........................................   (3,212)
Long-term debt..............................................     (921)
                                                              -------
Net assets acquired.........................................  $26,670
                                                              =======

     Allocation of the purchase price is subject to modification in the future. Any such modification would likely be allocated to goodwill, including an increase in goodwill for the final installment of the aggregate purchase price and reductions in goodwill for certain tax benefits related to exercises of vested stock options assumed in the acquisition.

3.  INTANGIBLE ASSETS

     Following is a summary of intangible assets:

                                                                DECEMBER 31, 2002
                                                              ---------------------
                                                              GROSS    ACCUMULATED
                                                              AMOUNT   AMORTIZATION
                                                              ------   ------------
                                                                ($ IN THOUSANDS)
Intangibles subject to amortization:
  Patents and licenses (ten year weighted-average useful
     life)..................................................  $2,526       $152
  Hardware designs (four year weighted-average useful
     life)..................................................     545         71
Other intangibles not subject to amortization...............     649         --
                                                              ------       ----
                                                              $3,720       $223
                                                              ======       ====

     Amortization expense for 2002 was $223,000. Estimated amortization expense for each of the ensuing years through December 31, 2007 is, respectively, $382,000, $382,000, $382,000, $370,000 and $282,000.

4.  BANK BORROWINGS

     Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, the Company may borrow up to $10.0 million through December 31, 2003, with the option of choosing either the bank's fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2002 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of three-eighths of one percent of the unused line of credit. Commitment fees were $38,000, $38,000 and $39,000 in 2002, 2001 and 2000, respectively.

                              CARBO CERAMICS INC.

5.  LEASES

     The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2002 are as follows ($ in thousands):

2003........................................................  $1,083
2004........................................................     918
2005........................................................     619
2006........................................................     554
2007........................................................     477
                                                              ------
Total.......................................................  $3,651
                                                              ======

     Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $1,900,000 in 2002, $1,723,000 in 2001, and $1,560,000
in 2000.

6.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               2002      2001
                                                              -------   -------
                                                              ($ IN THOUSANDS)
DEFERRED TAX ASSETS:
Employee benefits...........................................  $   356   $   224
Stock-based compensation....................................       --     1,195
Inventories.................................................      575       580
Other.......................................................       92        71
                                                              -------   -------
          Total deferred tax assets.........................    1,023     2,070
                                                              -------   -------
DEFERRED TAX LIABILITIES:
Depreciation................................................   13,085    12,027
Other.......................................................       --       128
                                                              -------   -------
          Total deferred tax liabilities....................   13,085    12,155
                                                              -------   -------
          Net deferred tax liabilities......................  $12,062   $10,085
                                                              =======   =======

                              CARBO CERAMICS INC.

     Significant components of the provision for income taxes are as follows:

                                                            2002      2001      2000
                                                           -------   -------   ------
                                                                ($ IN THOUSANDS)
Current:
  Federal................................................  $ 8,620   $12,302   $4,450
  State..................................................      932     1,132      545
                                                           -------   -------   ------
          Total current..................................    9,552    13,434    4,995
                                                           -------   -------   ------
Deferred:
  Federal................................................    1,784       961    3,208
  State..................................................      193        88      392
                                                           -------   -------   ------
          Total deferred.................................    1,977     1,049    3,600
                                                           -------   -------   ------
                                                           $11,529   $14,483   $8,595
                                                           =======   =======   ======

     The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company's income tax expense is as follows ($ in thousands):

                                         2002                2001                2000
                                   -----------------   -----------------   ----------------
                                   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT
                                   -------   -------   -------   -------   ------   -------
U.S. statutory rate..............  $10,935    35.0%    $14,238    35.0%    $8,199    35.0%
State income taxes, net of
  federal tax benefit............    1,125     3.6       1,220     3.0        937     4.0
Extraterritorial Income Exclusion
  and other......................     (531)   (1.7)       (975)   (2.4)      (541)   (2.3)
                                   -------    ----     -------    ----     ------    ----
                                   $11,529    36.9%    $14,483    35.6%    $8,595    36.7%
                                   =======    ====     =======    ====     ======    ====

7.  SHAREHOLDERS' EQUITY

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

     On January 14, 2003, the Board of Directors declared a cash dividend of $0.09 per share. The dividend is payable on February 14, 2003 to shareholders of record on January 31, 2003.

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

                              CARBO CERAMICS INC.

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

8.  STOCK OPTION PLANS

     The Company has two fixed stock-based compensation plans: 1996 Stock Option Plan for Key Employees (Carbo Plan) and 1996 Stock Option Plan of Pinnacle Technologies, Inc. as Amended and Restated May 31, 2002 (Pinnacle Plan). The plans provide for granting options to purchase shares of the Company's common stock primarily to key employees, officers and directors. Under the Carbo Plan, the Company may grant options for up to 1,250,000 shares of common stock. The exercise price of each option is equal to the market price of the Company's common stock on the date of grant, no individual employee may be granted options to purchase more than an aggregate of 500,000 shares of common stock, options have maximum terms of ten years and vest annually over four years. Under the Pinnacle Plan, the Company may grant options for up to 200,000 shares of common stock. The exercise price of each option may not be less than 85 percent of the market price of the Company's common stock on the date of grant, options have maximum terms of ten years and vesting is determined for each grant (generally 3 to 5 years).

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.59%, 4.45% and 5.00%; a dividend yield of 1.0%; volatility factors of the expected market price of the Company's Common Stock of .498, .507 and .509; and a weighted-average expected life of the option of 5 years.

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

                              CARBO CERAMICS INC.

     For purposes of pro forma disclosures, the estimated fair value of the options (net of related expected tax benefits) is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           2002           2001           2000
                                                        -----------    -----------    -----------
                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................    $19,714        $26,198        $14,830
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $18,884        $25,821        $14,133
                                                          =======        =======        =======
Basic earnings per share:
  As reported.........................................    $  1.29        $  1.76        $  1.01
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  1.24        $  1.73        $  0.96
                                                          =======        =======        =======
Diluted earnings per share:
  As reported.........................................    $  1.28        $  1.74        $  1.00
                                                          =======        =======        =======
  Pro forma including the effect of options...........    $  1.23        $  1.72        $  0.95
                                                          =======        =======        =======

     A summary of stock option activity and related information for the years ended December 31 follows:

                                            2002                         2001                         2000
                                 --------------------------   --------------------------   --------------------------
                                 OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE   OPTIONS   WEIGHTED-AVERAGE
                                  (000)     EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                 -------   ----------------   -------   ----------------   -------   ----------------
Outstanding-beginning of
  year.........................     757          $25             818          $21             925          $20
Granted........................     279           26             209           34              20           23
Exercised......................     252           18             250           17              97           17
Forfeited......................       6           32              20           35              30           29
                                 ------                       ------                       ------
Outstanding-end of year........     778          $28             757          $25             818          $21
                                 ======                       ======                       ======
Exercisable at end of year.....     443          $24             534          $22             704          $20
Weighted-average fair value of
  options granted during the
  year.........................  $19.30                       $15.55                       $10.63

     Following is a summary of the status of fixed options outstanding at December 31, 2002:

           OUTSTANDING OPTIONS               EXERCISABLE OPTIONS
------------------------------------------   -------------------
                     WEIGHTED
                      AVERAGE     WEIGHTED             WEIGHTED
EXERCISE             REMAINING    AVERAGE               AVERAGE
 PRICE     NUMBER   CONTRACTUAL   EXERCISE   NUMBER    EXERCISE
 RANGE     (000)       LIFE        PRICE      (000)      PRICE
--------   ------   -----------   --------   -------   ---------
$ 8 -- 24   303       5 years       $18        260        $18
30 -- 42    475       8 years        34        183         33
            ---                                ---
            778                      28        443         24
            ===                                ===

                              CARBO CERAMICS INC.

9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
                                                ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per
  share:
  Net income..................................  $    19,714   $    26,198   $    14,830
Denominator:
  Denominator for basic earnings per share --
     weighted average shares..................   15,233,096    14,897,175    14,655,679
  Effect of dilutive securities:
     Employee stock options (See Note 8)......      116,454       144,903       170,624
     Contingent stock acquisition.............       25,706            --            --
                                                -----------   -----------   -----------
  Dilutive potential common shares............      142,160       144,903       170,624
                                                -----------   -----------   -----------
  Denominator for diluted earnings per share--
     adjusted weighted-average shares.........   15,375,256    15,042,078    14,826,303
                                                ===========   ===========   ===========
Basic earnings per share......................  $      1.29   $      1.76   $      1.01
                                                ===========   ===========   ===========
Diluted earnings per share....................  $      1.28   $      1.74   $      1.00
                                                ===========   ===========   ===========

10.  QUARTERLY OPERATING RESULTS -- (UNAUDITED)

     Quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows:

                                                         THREE MONTHS ENDED,
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Revenues.................................  $29,311    $29,651     $35,484        $31,862
Gross profit.............................   11,678     11,970      15,000         12,988
Net income...............................    5,029      4,976       5,814          3,895
Earnings per share:
  Basic..................................  $  0.34    $  0.33     $  0.38        $  0.25
  Diluted................................  $  0.33    $  0.33     $  0.37        $  0.25
2001
Revenues.................................  $34,174    $35,304     $36,627        $31,121
Gross profit.............................   13,046     15,440      16,437         13,328
Net income...............................    6,180      5,437       8,255          6,326
Earnings per share:
  Basic..................................  $  0.42    $  0.36     $  0.55        $  0.42
  Diluted................................  $  0.41    $  0.36     $  0.55        $  0.42

     Quarterly data may not sum to full year data reported in the consolidated financial statements due to rounding.

                              CARBO CERAMICS INC.

11.  SALES TO CUSTOMERS

     The following schedule presents the percentages of total revenues related to the Company's three major customers for the three-year period ended December 31, 2002:

                                                      MAJOR CUSTOMERS
                                                     ------------------
                                                      A      B      C     OTHERS   TOTAL
                                                     ----   ----   ----   ------   -----
2002...............................................  35.0%  20.0%  23.6%   21.4%    100%
2001...............................................  33.8%  22.8%  24.4%   19.0%    100%
2000...............................................  35.4%  22.4%  23.8%   18.4%    100%

     Certain amounts in 2001 and 2000 customer categories have been restated to conform to the 2002 categories due to business combinations of customers.

12.  GEOGRAPHIC INFORMATION

     Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

                                                               2002    2001    2000
                                                              ------   -----   -----
                                                                 ($ IN MILLIONS)
Long-lived assets:
  United States.............................................  $119.4   $76.5   $76.5
  International (primarily China)...........................    11.8     6.0     1.5
                                                              ------   -----   -----
          Total.............................................  $131.2   $82.5   $78.0
                                                              ======   =====   =====

     Revenues outside the United States accounted for 30%, 27% and 37% of the Company's revenues for 2002, 2001, and 2000, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

                                                               2002     2001    2000
                                                              ------   ------   -----
                                                                  ($ IN MILLIONS)
Revenues:
  United States.............................................  $ 88.0   $100.4   $58.9
  Canada....................................................    13.0     11.1     7.2
  Other international.......................................    25.3     25.7    27.2
                                                              ------   ------   -----
          Total.............................................  $126.3   $137.2   $93.3
                                                              ======   ======   =====

13.  BENEFIT PLANS

     The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The increase in savings contributions in 2002 is due to additional employment related to expansions and the acquisition of Pinnacle Technologies, Inc. on May 31, 2002. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Contributions:
  Profit sharing............................................  $425   $500   $325
  Savings...................................................   338    201    191
                                                              ----   ----   ----
                                                              $763   $701   $516
                                                              ====   ====   ====

                              CARBO CERAMICS INC.

14.  COMMITMENTS

     In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama plant at a specified contract price. The term of the agreement is eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement requires the Company to purchase from the supplier at least 80% of the Company's estimated annual requirements of kaolin for its Eufaula plant. For the years ended December 31, 2002, 2001 and 2000, the Company purchased from the supplier $2.2 million, $3.7 million and $2.7 million, respectively, of kaolin under the agreement.

     In 1997, the Company entered into an agreement with a contractor to provide kaolin for the Company's McIntyre, Georgia plant at a specified contract price, from lands owned or leased by the contractor. The term of the agreement was twenty years commencing on January 1, 1998. Under the agreement, the Company had the right to purchase up to 2.5 million tons of kaolin from the contractor and was required to purchase at least 80% of the estimated annual requirements of kaolin for its McIntyre plant. For the years ended December 31, 2002, 2001 and 2000, the Company purchased $478,000, $514,000 and $383,000, respectively, of kaolin under the agreement. In January 2003, the Company entered into a mining agreement with the same contractor to provide kaolin for the Company's McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The new agreement supercedes and replaces the 1997 agreement. The term of the agreement is twenty years commencing on January 1, 2003 and requires the Company to accept delivery from the contractor of at least 80% of the McIntyre plant's annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims.

     In January 2003, the Company entered into a three-year agreement to purchase bauxite from a supplier. The Company uses the bauxite for production at its plants in New Iberia, Louisiana and McIntyre, Georgia. The contract term begins January 1, 2003 and requires the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also has provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year.

     In September 2002, the Company entered into a five-year agreement with a supplier to purchase bauxite for its China plant at a specified contract price. The agreement requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons.

     The Company was in compliance with the terms of all agreements in existence at December 31, 2002.

15.  EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with its President through December 31, 2003 that extends automatically for successive one-year periods without prior written notice. The agreement provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus, and all outstanding stock options granted to the President will become fully exercisable. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.

     The Company has an employment agreement with the President of Pinnacle Technologies, Inc. through May 31, 2007. The agreement provides for an annual base salary and incentive bonus. The agreement may be terminated by the Company or the President of Pinnacle Technologies, Inc. for any reason. The agreement contains a non-competition covenant that is effective for one year beyond the term of the agreement.

                              CARBO CERAMICS INC.

16.  LEGAL PROCEEDINGS AND JUDGMENT

     In November 2002, a judgment was entered for a lawsuit in which a state court jury in Texas found the Company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. The Company is appealing the amount of the judgment but has reserved $993,000, the maximum amount for which the Company believes it may be held liable on appeal.

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

                                 EXHIBIT INDEX

 3.1      --  Certificate of Incorporation of CARBO Ceramics Inc.
              (incorporated by reference to exhibit 3.1 to the registrant's Form S-1 Registration Statement No. 333-1884)
 3.2      --  Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant's Form S-1 Registration
              Statement No. 333-1884)
 4.1      --  Form of Common Stock Certificate of CARBO Ceramics Inc.
              (incorporated by reference to exhibit 4.1 to the registrant's Form S-1 Registration Statement No. 333-1884)
 4.2      --  Certificate of Designations of Series A Preferred Stock
              (incorporated by reference to exhibit 2 to registrant's Form
              8-A Registration Statement No. 001-15903)
10.1      --  Second Amended and Restated Credit Agreement dated as of
              December 31, 2000, between Brown Brothers Harriman & Co. and
              CARBO Ceramics Inc. (incorporated by reference to exhibit
              10.1 to the registrant's Form 10-K Annual Report for the year ended December 31, 2000)
10.2      --  Form of Tax Indemnification Agreement between CARBO Ceramics
              Inc. and William C. Morris, Robert S. Rubin, Lewis C.
              Glucksman, George A. Wiegers, William A. Griffin, and Jesse
              P. Orsini (incorporated by reference to exhibit 10.2 to the registrant's Form S-1 Registration Statement No. 333-1884)
10.3      --  Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals,
              Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant's Form S-1 Registration Statement No.
              333-1884)
10.4      --  Raw Material Requirements Agreement dated as of November 21,
              1995, between CARBO Ceramics Inc. and C-E Minerals Inc.
              (incorporated by reference to exhibit 10.6 to the registrant's Form S-1 Registration Statement No. 333-1884)
10.5      --  Incentive Compensation Plan
10.6      --  CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees
              (incorporated by reference to exhibit 10.9 to the registrant's Form S-1 Registration Statement No. 333-1884)
10.7      --  Form of Stock Option Award Agreement (incorporated by
              reference to exhibit 10.10 to the registrant's Form S-1
              Registration Statement No. 333-1884)
10.8      --  Mining Agreement dated as of January 1, 2003 between CARBO
              Ceramics Inc. and Arcilla Mining and Land Co.
10.9      --  Form of Employment Agreement between CARBO Ceramics Inc. and
              C. Mark Pearson (incorporated by reference to exhibit 10.11 to the registrant's Form 10-K Annual Report for the year ended December 31, 2001)
10.10     --  Form of Employment Agreement between CARBO Ceramics Inc. and
              Christopher A. Wright
10.11     --  1996 Stock Option Plan of Pinnacle Technologies, Inc., as
              amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant's Form S-8 Registration
              Statement No. 333-91252)
23.1      --  Consent of Ernst & Young LLP
99.1      --  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002