Form 10-K/A
period 2002-12-31
CARBO CERAMICS INC
filed 2003-04-15
CIK 1009672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

     As of February 28, 2003, Registrant had outstanding 15,483,836 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held April 8, 2003 are incorporated by reference in Parts II and III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Annual Report on Form 10-K filed by Carbo Ceramics Inc. on March 12, 2003 is hereby amended to restate the Exhibit Index in its entirety. No other changes have been made to the Annual Report.

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
              Ceramics Inc. and Arcilla Mining and Land Co.*
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


----------

* Certain portions of Exhibit 10.8 have been omitted based upon a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.

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

Dated: April 15, 2003

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

Date: April 15, 2003

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

Date: April 15, 2003