Form 10-Q
period 2003-03-31
CARBO CERAMICS INC
filed 2003-05-05
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(972) 401-0090

(Registrant's telephone number)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   X    No

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          Yes   X    No

               As of March 31, 2003, 15,490,836 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
March 31, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income (Unaudited) -	4
Three months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) -	5
Three months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements (Unaudited)	6-8

Item 2. Management's Discussion and Analysis of Financial	9-10
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal proceedings	11

Item 2. Changes in securities	11

Item 3. Defaults upon senior securities	11

Item 4. Submission of matters to a vote of security-holders	11

Item 5. Other information	11

Item 6. Exhibits and reports on Form 8-K	11

Signatures	12

Certifications	13-14

Exhibit Index	15

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2003	2002
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 18,323	$ 24,447
Trade accounts receivable	27,317	22,967
Inventories:
Finished goods	11,063	10,535
Raw materials and supplies	5,579	5,295
Total inventories	16,642	15,830
Prepaid expenses and other current assets	836	600
Deferred income taxes	1,051	1,023
Total current assets	64,169	64,867
Property, plant and equipment:
Land and land improvements	1,866	1,866
Land-use and mineral rights	5,052	5,050
Buildings	12,371	12,058
Machinery and equipment	106,812	105,052
Construction in progress	27,174	25,425
Total	153,275	149,451
Less accumulated depreciation	39,879	37,654
Net property, plant and equipment	113,396	111,797
Goodwill	19,426	19,449
Intangible assets, net	3,645	3,497
Total assets	$ 200,636	$ 199,610

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,531	$ 8,074
Accrued payroll and benefits	2,155	2,981
Accrued freight	923	754
Accrued utilities	2,131	1,061
Accrued income taxes	1,958	1,563
Retainage related to construction in progress	1,503	1,494
Provision for legal judgment	-	993
Other accrued expenses	1,197	1,020
Total current liabilities	14,398	17,940
Deferred income taxes	13,089	13,085
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized,
none outstanding	-	-
Common stock, par value $0.01 per share, 40,000,000 shares authorized;
15,490,836 and 15,482,436 shares issued and outstanding at March 31,
2003 and December 31, 2002, respectively	155	155
Additional paid-in capital	73,091	72,925
Unearned stock compensation	(467)	(557)
Retained earnings	100,394	96,078
Accumulated other comprehensive income (loss)	(24)	(16)
Total shareholders' equity	173,149	168,585
Total liabilities and shareholders' equity	$ 200,636	$ 199,610

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended
	March 31,
	2003	2002

Revenues	$ 38,538	$ 29,311
Cost of sales	23,459	17,633

Gross profit	15,079	11,678
Selling, general and administrative expenses	5,882	3,847
Start-up costs	80	43

Operating profit	9,117	7,788
Other income (expense):
Interest, net	37	156
Other, net	(45)	12
	(8)	168

Income before income taxes	9,109	7,956
Income taxes	3,399	2,927

Net income	$ 5,710	$ 5,029

Earnings per share:
Basic	$ 0.37	$ 0.34
Diluted	$ 0.37	$ 0.33

Other information:
Dividends declared per common share	$ 0.09	$ 0.09

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Three months ended
	March 31,
	2003	2002
Operating activities
Net income	$ 5,710	$ 5,029
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,225	1,736
Amortization	120	-
Deferred income taxes	(24)	903
Non-cash stock option expense	90	-
Changes in operating assets and liabilities:
Trade accounts receivable	(4,350)	(725)
Inventories	(812)	(203)
Prepaid expenses and other current assets	(236)	74
Accounts payable	812	(928)
Accrued payroll and benefits	(826)	(727)
Accrued freight	169	(230)
Accrued utilities	1,070	(286)
Accrued income taxes	418	1,398
Provision for legal judgment	(993)	-
Other accrued expenses	186	72
Net cash provided by operating activities	3,559	6,113

Investing activities
Capital expenditures, net	(8,447)	(3,850)
Net cash used in investing activities	(8,447)	(3,850)

Financing activities
Proceeds from exercise of stock options	166	1,924
Dividends paid	(1,394)	(1,345)
Net cash provided by (used in) financing activities	(1,228)	579

Net increase (decrease) in cash and cash equivalents	(6,116)	2,842
Effect of exchange rate changes on cash	(8)	(2)
Cash and cash equivalents at beginning of period	24,447	31,547
Cash and cash equivalents at end of period	$ 18,323	$ 34,387

Supplemental cash flow information
Interest paid	$ 11	$ -
Income taxes paid	$ 3,005	$ 626

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K Annual Report for the year ended December 31, 2002.

        The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc. and Pinnacle Technologies Inc. All significant intercompany transactions have been eliminated.

2.    Dividends Paid

        On January 15, 2003, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on January 31, 2003. The dividend was paid on February 14, 2003.

3.    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 ($ in thousands, except per share data):
	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$ 5,710	$ 5,029
Denominator:
Denominator for basic earnings per share--
weighted-average shares	15,486,524	14,984,883
Effect of dilutive securities:
Employee stock options	90,053	112,706
Contingent stock acquisition	43,640	-
Dilutive potential common shares	133,693	112,706
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,620,217	15,097,589
Basic earnings per share	$ 0.37	$ 0.34
Diluted earnings per share	$ 0.37	$ 0.33

        During the three months ended March 31, 2003, employees exercised stock options to acquire 8,400 common shares at a weighted-average exercise price of $19.70 per share. The Company recognized a related income tax benefit of $45,000, of which $23,000 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies.

        During the three months ended March 31, 2002, employees exercised stock options to acquire 112,650 common shares at a weighted-average exercise price of $17.08 per share. The Company recognized a related income tax benefit of $895,000, of which $232,000 was credited directly to shareholders' equity and $663,000 offset a previously recognized deferred income tax benefit.

4.    Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended
	March 31,
	2003	2002
Net income	$ 5,710	$ 5,029
Foreign currency translation adjustment	(8)	(2)
Comprehensive income	$ 5,702	$ 5,027

5.    Stock-Based Compensation

        The Company accounts for its employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation ($ in thousands, except per share data):
	Three months ended
	March 31,
	2003	2002
Net income, as reported	$ 5,710	$ 5,029
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	-
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(300)	(141)
Pro forma net income	$ 5,467	$ 4,888
Earnings per share:
Basic - as reported	$ 0.37	$ 0.34
Basic - pro forma	$ 0.35	$ 0.33
Diluted - as reported	$ 0.37	$ 0.33
Diluted - pro forma	$ 0.35	$ 0.32

6.    Acquisition of Business

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

        The aggregate cost of the acquisition was approximately $26.7 million, including $12.4 million cash; 324,226 shares of common stock valued at $11.2 million; 158,300 stock options valued at $2.5 million granted in exchange for outstanding Pinnacle options; and $0.6 million direct costs of the acquisition. Goodwill was recorded as a result of the aggregate cost exceeding the fair value of the assets acquired of $9.0 million and liabilities assumed of $4.1 million. Goodwill is fully deductible for tax purposes. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,640 common shares valued at $1.5 million. The final installment is expected to be paid on May 31, 2003, the first anniversary of closing, and recognized as additional goodwill at that time. Accordingly, allocation of the purchase price is subject to revision until that time.

        Following are pro forma amounts assuming the acquisition was made on January 1, 2002 ($ in thousands, except per share data):
Three Months Ended March 31,
	2003	2002
Pro forma revenue	$ 38,538	$ 31,570
Pro forma net income	$ 5,710	$ 4,893
Pro forma earnings per share:
Basic	$ 0.37	$ 0.32
Diluted	$ 0.37	$ 0.32

7.    Legal Proceedings

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                                                                      RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2002). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets, accounting for legal contingencies and accounting for business acquisitions. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2002 and there have been no changes in the Company's evaluation of its critical accounting policies.

Results of Operations

Three Months Ended March 31, 2003

Revenues. Revenues for the first quarter of 2003 were $38.5 million, a 31 percent increase over the first quarter of 2002. The improvement in revenue was largely due to a 23 percent increase in sales volume. Worldwide sales volume totaled 131 million pounds for the quarter. Driven by increased natural gas drilling activity, domestic sales volume climbed 17 percent versus last year's first quarter. International sales volume increased 38 percent, including a 20 percent increase in Canada and a 92 percent increase in shipments outside North America. First quarter 2003 average selling price of $0.273 per pound was one percent lower than the same period a year ago. Revenues for the first quarter of 2003 included $2.8 million from Pinnacle Technologies, which the company acquired in May 2002.

Gross Profit. Gross profit for the first quarter of 2003 was $15.1 million, or 39 percent of sales, compared to $11.7 million, or 40 percent of sales, for the first quarter of 2002. The decline in gross profit margin was due to higher manufacturing costs that resulted from the impact of higher natural gas prices and reduced production rates. For the first quarter of 2003, the company paid an average of $6.93/Mcf for natural gas compared to $4.40/Mcf during the first quarter of 2002. Production rates were reduced during the first quarter of 2003 because of shutdowns at the McIntyre, Georgia and New Iberia, Louisiana manufacturing facilities to bring new equipment online.

Selling, General and Administrative Expenses and Start-Up Costs. Selling, general and administrative expenses and start-up costs totaled $6.0 million for the first quarter of 2003 and $3.9 million for the corresponding period of 2002. The increase in expenses was due to variable expenses associated with higher sales volumes; increases in the company's marketing, business development and research activities; and expenses of Pinnacle Technologies. Selling, general and administrative expenses increased from 13 percent of revenues in the first quarter of 2002 to 15 percent of revenues in the first quarter of 2003 due to the fact that Pinnacle Technologies operates with a higher percentage of expenses, principally those related to product development.

Liquidity and Capital Resources

Cash and cash equivalents totaled $18.3 million as of March 31, 2003, a decrease of $6.1 million from December 31, 2002. The Company generated cash from operations of $3.6 million and realized $0.2 million proceeds from employee exercises of stock options. Uses of cash included capital spending of $8.5 million and cash dividends of $1.4 million. Major capital spending included $6.7 million on debottlenecking and capacity expansion projects at the McIntyre, Georgia manufacturing facility and $1.0 million on the addition of a third kiln at the New Iberia, Louisiana manufacturing facility.

The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock at the rate of $0.09 per share.

The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2003, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2003. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company's fixed costs could be met even with a moderate decrease in demand for the Company's products.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2003. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

On February 11, 2003, the Company filed a report on Form 8-K concerning its press release announcing fourth quarter and full year 2002 results.

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

                                                                            Date: May 5, 2003

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

Date: May 5, 2003

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

Date: May 5, 2003

/s/ PAUL G. VITEK

Paul G. Vitek

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT                                                             DESCRIPTION

99.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

                      Sarbanes-Oxley Act of 2002.