Form 10-Q
period 2003-06-30
CARBO CERAMICS INC
filed 2003-07-31
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

               As of July 31, 2003, 15,557,282 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
June 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income (Unaudited) -	4
Three and six months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) -	5
Six months ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements (Unaudited)	6-8

Item 2. Management's Discussion and Analysis of Financial	9-11
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal proceedings	12

Item 2. Changes in securities and use of proceeds	12

Item 3. Defaults upon senior securities	12

Item 4. Submission of matters to a vote of security holders	12

Item 5. Other information	12

Item 6. Exhibits and reports on Form 8-K	12-13

Signatures	14

Exhibit Index	15

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2003	2002
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 17,345	$ 24,447
Trade accounts receivable	28,209	22,967
Inventories:
Finished goods	13,047	10,535
Raw materials and supplies	6,079	5,295
Total inventories	19,126	15,830
Prepaid expenses and other current assets	1,539	600
Deferred income taxes	1,079	1,023
Total current assets	67,298	64,867
Property, plant and equipment:
Land and land improvements	1,866	1,866
Land-use and mineral rights	5,052	5,050
Buildings	12,469	12,058
Machinery and equipment	129,205	105,052
Construction in progress	7,719	25,425
Total	156,311	149,451
Less accumulated depreciation	42,249	37,654
Net property, plant and equipment	114,062	111,797
Goodwill	21,840	19,449
Intangible assets, net	3,726	3,497
Total assets	$ 206,926	$ 199,610

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,474	$ 8,074
Accrued payroll and benefits	3,020	2,981
Accrued freight	697	754
Accrued utilities	1,424	1,061
Accrued income taxes	381	1,563
Retainage related to construction in progress	960	1,494
Provision for legal judgment	-	993
Other accrued expenses	1,266	1,020
Total current liabilities	13,222	17,940
Deferred income taxes	13,425	13,085
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized,
none outstanding	-	-
Common stock, par value $0.01 per share, 40,000,000 shares authorized;
15,557,282 and 15,482,436 shares issued and outstanding at June 30,
2003 and December 31, 2002, respectively	156	155
Additional paid-in capital	75,099	72,925
Unearned stock compensation	(393)	(557)
Retained earnings	105,443	96,078
Accumulated other comprehensive income (loss)	(26)	(16)
Total shareholders' equity	180,279	168,585
Total liabilities and shareholders' equity	$ 206,926	$ 199,610

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$ 39,423	$ 29,651	$ 77,961	$ 58,962
Cost of sales	22,485	17,681	45,944	35,314

Gross profit	16,938	11,970	32,017	23,648
Selling, general and administrative expenses	5,917	4,257	11,799	8,104
Start-up costs	-	68	80	111
Loss on disposal of equipment	717	-	717	-

Operating profit	10,304	7,645	19,421	15,433
Other income (expense):
Interest income	42	146	90	302
Interest expense	-	(10)	(11)	(10)
Other, net	(69)	76	(114)	88
	(27)	212	(35)	380

Income before income taxes	10,277	7,857	19,386	15,813
Income taxes	3,833	2,881	7,232	5,808

Net income	$ 6,444	$ 4,976	$ 12,154	$ 10,005

Earnings per share:
Basic	$ 0.42	$ 0.33	$ 0.78	$ 0.66
Diluted	$ 0.41	$ 0.33	$ 0.78	$ 0.66

Other information:
Dividends declared per common share	$ 0.09	$ 0.09	$ 0.18	$ 0.18

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Six months ended
	June 30,
	2003	2002
Operating activities
Net income	$ 12,154	$ 10,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,845	3,622
Deferred income taxes	284	1,143
Loss on disposal of equipment	717	-
Non-cash stock option expense	165	33
Changes in operating assets and liabilities:
Trade accounts receivable	(5,242)	2,322
Inventories	(3,296)	(494)
Prepaid expenses and other current assets	(939)	(417)
Accounts payable	1,755	(2,275)
Accrued payroll and benefits	39	(260)
Accrued freight	(57)	32
Accrued utilities	363	(101)
Accrued income taxes	(1,041)	629
Provision for legal judgment	(993)	-
Other accrued expenses	246	208
Net cash provided by operating activities	9,000	14,447

Investing activities
Capital expenditures, net	(12,945)	(9,369)
Purchase of Pinnacle Technologies, Inc.	(909)	(12,134)
Net cash used in investing activities	(13,854)	(21,503)

Financing activities
Repayments on bank borrowings	-	(2,198)
Proceeds from exercise of stock options	551	2,178
Dividends paid	(2,789)	(2,702)
Net cash used in financing activities	(2,238)	(2,722)

Net decrease in cash and cash equivalents	(7,092)	(9,778)
Effect of exchange rate changes on cash	(10)	(4)
Cash and cash equivalents at beginning of period	24,447	31,547
Cash and cash equivalents at end of period	$ 17,345	$ 21,765

Supplemental cash flow information
Interest paid	$ 11	$ 10
Income taxes paid	$ 7,989	$ 4,036

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

        The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc. and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

2.     Dividends Paid

        On April 8, 2003, the Board of Directors declared a cash dividend of $0.09 per common share payable to shareholders of record on April 30, 2003. The dividend was paid on May 15, 2003.

3.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$ 6,444	$ 4,976	$ 12,154	$ 10,005
Denominator:
Denominator for basic earnings per share--
Weighted-average shares	15,515,589	15,162,395	15,501,137	15,074,129
Effect of dilutive securities:
Employee stock options	119,845	128,700	104,949	120,703
Contingent stock-acquisition	38,827	14,866	41,211	7,474
Dilutive potential common shares	158,672	143,566	146,160	128,177
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,675,700	15,305,961	15,648,017	15,202,306
Basic earnings per share	$ 0.42	$ 0.33	$ 0.78	$ 0.66
Diluted earnings per share	$ 0.41	$ 0.33	$ 0.78	$ 0.66

        During the six months ended June 30, 2003, employees exercised stock options to acquire 31,225 common shares at a weighted-average exercise price of $17.64 per share. The Company recognized a related income tax benefit of $229,000, of which $118,000 was credited directly to shareholders' equity, $23,000 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies and $88,000 was used to offset a previously recognized deferred income tax benefit.

        During the six months ended June 30, 2002, employees exercised stock options to acquire 121,150 common shares at a weighted-average exercise price of $17.97 per share. The Company recognized a related income tax benefit of $261,000, which was credited directly to shareholders' equity.

4.     Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$ 6,444	$ 4,976	$ 12,154	$ 10,005
Foreign currency translation adjustment	(2)	(2)	(10)	(4)
Comprehensive income	$ 6,442	$ 4,974	$ 12,144	$ 10,001

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
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income, as reported	$ 6,444	$ 4,976	$ 12,154	$ 10,005
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	47	21	104	21
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(289)	(221)	(589)	(362)
Pro forma net income	$ 6,202	$ 4,776	$ 11,669	$ 9,664
Earnings per share:
Basic - as reported	$ 0.42	$ 0.33	$ 0.78	$ 0.66
Basic - pro forma	$ 0.40	$ 0.31	$ 0.75	$ 0.64
Diluted - as reported	$ 0.41	$ 0.33	$ 0.78	$ 0.66
Diluted - pro forma	$ 0.40	$ 0.31	$ 0.75	$ 0.64

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

        The aggregate cost of the acquisition was approximately $26.7 million, including $12.4 million cash; 324,207 shares of common stock valued at $11.2 million; 158,300 stock options valued at $2.5 million granted in exchange for outstanding Pinnacle options; and $0.6 million direct costs of the acquisition. Goodwill was recorded as a result of the aggregate cost exceeding the fair value of the assets acquired of $9.0 million and liabilities assumed of $4.1 million. Goodwill is fully deductible for tax purposes. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,621 common shares valued at $1.5 million. The final installment was paid on June 1, 2003 and recognized as additional goodwill.

        Following are pro forma amounts assuming the acquisition was made on January 1, 2002 ($ in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Pro forma revenue	$ 39,423	$ 31,827	$ 77,961	$ 63,396
Pro forma net income	$ 6,444	$ 4,821	$ 12,154	$ 9,714
Pro forma earnings per share:
Basic	$ 0.41	$ 0.31	$ 0.78	$ 0.63
Diluted	$ 0.41	$ 0.31	$ 0.78	$ 0.63

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

8.     Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin 51 (ARB 51), "Consolidated Financial Statements," to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2003

Revenues. Revenues of $39.4 million for the quarter ended June 30, 2003 increased 33 percent from the same period a year earlier. The improvement in revenue was largely due to a 28 percent increase in sales volume with worldwide sales volume totaling 132 million pounds for the quarter. Driven by increased natural gas drilling activity, domestic sales volume climbed 14 percent versus last year's second quarter while the U.S. natural gas rig count increased by 28 percent compared to the same period a year ago. The Company believes that domestic sales volume lagged the growth in the natural gas rig count for the period due to an increase in drilling in shallower, less productive reservoirs that are not conducive to the use of the Company's ceramic proppants. Sales volume in Canada for the second quarter declined only two percent versus the same period in 2002 despite an extended spring break-up season in Canada this year caused by unusual weather conditions in the region. Sales outside of North America were the highest for any quarter in the Company's history and increased 114 percent versus the same period a year earlier. The Company saw significant increases in shipments to Russia and China due to an improvement in its competitive position following startup of it manufacturing facility in Luoyang, China earlier this year. Compared to sales volume in the first quarter of 2003, sales outside of North America increased 83 percent while sales in Canada declined by 69 percent and domestic sales were unchanged. International sales were led by shipments to Russia and China while sales in Canada were adversely impacted by the extended seasonal spring break-up period.

The second quarter 2003 average selling price of $0.272 per pound of ceramic proppant was two percent lower than the same period a year ago and unchanged from this year's first quarter. Revenues for the second quarter of 2003 included $3.5 million from Pinnacle Technologies, Inc., which the company acquired on May 31, 2002. Pinnacle Technologies' revenues for the portion of the second quarter of 2002 for which they were consolidated with the Company's revenues were $0.9 million.

Gross Profit. Gross profit for the second quarter of 2003 was $16.9 million, or 43 percent of sales, compared to $12.0 million, or 40 percent of sales, for the second quarter of 2002. Several factors combined to account for the improvement in gross profit margins, including excellent production results at the Company's manufacturing facility in China, increased sales of higher-margin ceramic proppants, reduced freight expense attributable to more efficient movement of finished goods and improved margins from Pinnacle Technologies. These factors more than offset the impact of higher natural gas costs in the Company's domestic production facilities.

Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expenses totaled $5.9 million for the second quarter of 2003 and $4.3 million for the corresponding period of 2002. The increase was due to distribution activities that increase with higher sales volumes, increased marketing activities and the consolidation of expenses of Pinnacle Technologies for the entire second quarter in 2003 but only June of 2002. Operating expenses for 2003 also include a $717,000 write-off for manufacturing equipment disposed of in connection with the recent expansion of the Company's manufacturing facility in McIntyre, Georgia. This equipment was removed from the facility during the expansion project because it was determined to have no future value to the Company in its production operations.

Six Months Ended June 30, 2003

Revenues. Revenues of $78.0 million for the six-month period ended June 30, 2003 surpassed revenues of $59.0 million for the same period in 2002 by 32 percent. The growth was driven primarily by a 25 percent increase in sales volume, with domestic sales volume up 15 percent and export sales volume up 50 percent. Canadian sales volume increased by 14 percent and sales outside of North America increased by 106 percent versus the first six months of 2002. Significant increases in international sales occurred in Russia and China. The average selling price per pound of ceramic proppant for the first half of 2003 was $0.272 versus $0.276 for the first half of 2002. Revenues for the first half of 2003 also included $6.3 million from Pinnacle Technologies, Inc. compared to $0.9 million for the same period in 2002. The Company acquired Pinnacle Technologies on May 31, 2002.

Gross Profit. Gross profit for the six months ended June 30, 2003 was $32.0 million, or 41 percent of revenues, compared to $23.6 million, or 40 percent of revenues, for the same period in 2002. Higher plant utilization, increased sales of higher-margin ceramic proppants and improved margins from Pinnacle Technologies contributed to the increased margins compared to the first half of 2002, but the benefits were partially offset by the impact of higher natural gas prices on domestic manufacturing costs. The price paid for natural gas delivered to the Company's domestic production facilities for the first half of 2003 was higher by an average of approximately $2.80/Mcf versus the first half of 2002.

Selling, General and Administrative Expenses (SG&A). Selling, general and administrative expenses totaled $11.8 million for the six months ended June 30, 2003 compared to $8.1 million for the six months ended June 30, 2002. The majority of the increase was due to the consolidation of expenses of Pinnacle Technologies for the entire first half of 2003 as opposed to only June in 2002. However, the Company also increased spending on distribution, marketing, business development and research activities. Other non-recurring operating expenses in the first half of 2003 include a $717,000 write-off for equipment disposed of during the expansion of the McIntyre manufacturing facility.

Liquidity and Capital Resources

Cash and cash equivalents totaled $17.3 million as of June 30, 2003, a decrease of $7.1 million from December 31, 2002. The Company generated cash from operations of $9.0 million and realized $0.5 million proceeds from employee exercises of stock options. Uses of cash included capital spending of $12.9 million, payment of the final installment of $0.9 million for the purchase of Pinnacle Technologies, Inc. and cash dividends of $2.8 million. Major capital spending included $8.5 million on completion of the capacity expansion project at the McIntyre, Georgia manufacturing facility and $1.1 million on the addition of a third kiln at the New Iberia, Louisiana manufacturing facility.

On July 15, 2003, the Company's Board of Directors voted to increase the quarterly dividend paid to shareholders of the Company's common stock by 11 percent to $0.10 per share. The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its common stock at the rate of $0.10 per share. The Company has total projected capital expenditures of approximately $10.0 million for the remainder of 2003, including the initial spending on a recently approved $6.6 million expansion expected to double the production capacity of the China manufacturing facility by the third quarter of 2004.

The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2003, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2003. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company's fixed costs could be met even with a moderate decrease in demand for the Company's products.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2003. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended June 30, 2003, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)          Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.  The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 8, 2003.

b.  The following matters were submitted to a vote at the meeting:

(1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	13,001,027	845,422
H. E. Lentz	13,834,895	11,554
William C. Morris	13,803,915	42,534
John J. Murphy	13,000,967	845,482
C. Mark Pearson	13,834,895	11,554
Robert S. Rubin	13,001,427	845,022

(2) the ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 2003. Results of the vote were as follows: 12,968,756 for, 875,423 against and 2,270 abstained.

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson

31.2 Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

On April 21, 2003, the Company filed a report on Form 8-K concerning its press release announcing first quarter 2003 earnings.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                         CARBO CERAMICS INC.

                                                                                                          /s/ C. MARK PEARSON

                                                                                                         C. Mark Pearson

                                                                                                         President and Chief Executive Officer

                                                                                                          /s/ PAUL G. VITEK

                                                                                                         Paul G. Vitek

                                                                                                         Sr. Vice President, Finance and

                                                                                                         Chief Financial Officer

                                                                            Date: July 31, 2003

EXHIBIT INDEX

EXHIBIT                                                             DESCRIPTION

31.1               Rule 13a-14(a)/15d-14(a) certification by C. Mark Pearson.

31.2               Rule 13a-14(a)/15d-14(a) certification by Paul G. Vitek.

32.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

                      Sarbanes-Oxley Act of 2002.