Form 10-Q
period 2003-09-30
CARBO CERAMICS INC
filed 2003-10-29
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

               As of October 23, 2003, 15,598,382 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets -	3
September 30, 2003 (Unaudited) and December 31, 2002

Consolidated Statements of Income (Unaudited) -	4
Three and nine months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows (Unaudited) -	5
Nine months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements (Unaudited)	6-8

Item 2. Management's Discussion and Analysis of Financial	9-11
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal proceedings	13

Item 2. Changes in securities and use of proceeds	13

Item 3. Defaults upon senior securities	13

Item 4. Submission of matters to a vote of security holders	13

Item 5. Other information	13

Item 6. Exhibits and reports on Form 8-K	13

Signatures	14

Exhibit Index	15

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 27,513	$ 24,447
Trade accounts receivable	27,341	22,967
Inventories:
Finished goods	13,673	10,535
Raw materials and supplies	5,633	5,295
Total inventories	19,306	15,830
Prepaid expenses and other current assets	1,481	600
Deferred income taxes	1,107	1,023
Total current assets	76,748	64,867
Property, plant and equipment:
Land and land improvements	1,866	1,866
Land-use and mineral rights	5,052	5,050
Buildings	12,816	12,058
Machinery and equipment	132,448	105,052
Construction in progress	7,716	25,425
Total	159,898	149,451
Less accumulated depreciation	44,917	37,654
Net property, plant and equipment	114,981	111,797
Goodwill	21,840	19,449
Intangible assets, net	3,789	3,497
Total assets	$ 217,358	$ 199,610

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,172	$ 8,074
Accrued payroll and benefits	3,822	2,981
Accrued freight	989	754
Accrued utilities	1,449	1,061
Accrued income taxes	1,855	1,563
Retainage related to construction in progress	660	1,494
Provision for legal judgment	-	993
Other accrued expenses	1,242	1,020
Total current liabilities	15,189	17,940
Deferred income taxes	14,617	13,085
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized,
none outstanding	-	-
Common stock, par value $0.01 per share, 40,000,000 shares authorized;
15,579,782 and 15,482,436 shares issued and outstanding at September 30,
2003 and December 31, 2002, respectively	156	155
Additional paid-in capital	75,754	72,925
Unearned stock compensation	(319)	(557)
Retained earnings	112,002	96,078
Accumulated other comprehensive income (loss)	(41)	(16)
Total shareholders' equity	187,552	168,585
Total liabilities and shareholders' equity	$ 217,358	$ 199,610

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$ 43,260	$ 35,484	$ 121,221	$ 94,446
Cost of sales	24,185	20,484	70,129	55,798

Gross profit	19,075	15,000	51,092	38,648
Selling, general and administrative expenses	6,192	5,362	17,991	13,466
Start-up costs	-	437	80	548
Loss on disposal of equipment	-	-	717	-

Operating profit	12,883	9,201	32,304	24,634
Other income (expense):
Interest income	54	77	144	379
Interest expense	(1)	-	(12)	(10)
Other, net	(19)	(5)	(133)	83
	34	72	(1)	452

Income before income taxes	12,917	9,273	32,303	25,086
Income taxes	4,803	3,459	12,035	9,267

Net income	$ 8,114	$ 5,814	$ 20,268	$ 15,819

Earnings per share:
Basic	$ 0.52	$ 0.38	$ 1.31	$ 1.05
Diluted	$ 0.52	$ 0.37	$ 1.29	$ 1.04

Other information:
Dividends declared per common share	$ 0.10	$ 0.09	$ 0.28	$ 0.27

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)
	Nine months ended
	September 30,
	2003	2002
Operating activities
Net income	$ 20,268	$ 15,819
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,656	5,685
Deferred income taxes	1,448	1,383
Loss on disposal of equipment	717	-
Non-cash stock option expense	238	133
Changes in operating assets and liabilities:
Trade accounts receivable	(4,374)	(966)
Inventories	(3,476)	355
Prepaid expenses and other current assets	(881)	(245)
Accounts payable	1,453	(2,379)
Accrued payroll and benefits	841	(41)
Accrued freight	235	(424)
Accrued utilities	388	6
Accrued income taxes	558	1,723
Provision for legal judgment	(993)	-
Other accrued expenses	222	937
Net cash provided by operating activities	24,300	21,986

Investing activities
Capital expenditures, net	(17,038)	(20,031)
Purchase of Pinnacle Technologies, Inc.	(909)	(12,134)
Maturities of investment securities	-	3,000
Net cash used in investing activities	(17,947)	(29,165)

Financing activities
Repayments on bank borrowings	-	(2,198)
Proceeds from exercise of stock options	1,082	2,751
Dividends paid	(4,344)	(4,085)
Net cash used in financing activities	(3,262)	(3,532)

Net increase (decrease) in cash and cash equivalents	3,091	(10,711)
Effect of exchange rate changes on cash	(25)	(7)
Cash and cash equivalents at beginning of period	24,447	31,547
Cash and cash equivalents at end of period	$ 27,513	$ 20,829

Supplemental cash flow information
Interest paid	$ 12	$ 10
Income taxes paid	$ 10,029	$ 6,161

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

        The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

        The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries (the "Company"): CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc., CARBO Ceramics (China) Company Limited and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

2.     Dividends Paid

        On July 15, 2003, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on July 31, 2003. The dividend was paid on August 15, 2003.

3.     Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share ($ in thousands, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$ 8,114	$ 5,814	$ 20,268	$ 15,819
Denominator:
Denominator for basic earnings per share--
Weighted-average shares	15,561,929	15,351,336	15,521,623	15,077,159
Effect of dilutive securities:
Employee stock options	112,929	129,599	108,089	123,668
Contingent stock-acquisition	-	43,640	24,127	19,662
Dilutive potential common shares	112,929	173,239	132,216	143,330
Denominator for diluted earnings per share--
adjusted weighted-average shares	15,674,858	15,524,575	15,653,839	15,220,489
Basic earnings per share	$ 0.52	$ 0.38	$ 1.31	$ 1.05
Diluted earnings per share	$ 0.52	$ 0.37	$ 1.29	$ 1.04

        During the nine months ended September 30, 2003, employees exercised stock options to acquire 53,725 common shares at a weighted-average exercise price of $20.15 per share. The Company recognized a related income tax benefit of $354,000, of which $243,000 was credited directly to shareholders' equity, $23,000 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies, Inc. and $88,000 was used to offset a previously recognized deferred income tax benefit.

        During the nine months ended September 30, 2002, employees exercised stock options to acquire 149,650 common shares at a weighted-average exercise price of $18.38 per share. The Company recognized a related income tax benefit of $285,000, which was credited directly to shareholders' equity.

4.     Comprehensive Income

        Comprehensive income was as follows ($ in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$ 8,114	$ 5,814	$ 20,268	$ 15,819
Foreign currency translation adjustment	(15)	(3)	(25)	(7)
Comprehensive income	$ 8,099	$ 5,811	$ 20,243	$ 15,812

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$ 8,114	$ 5,814	$ 20,268	$ 15,819
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	46	63	150	84
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(241)	(302)	(830)	(664)
Pro forma net income	$ 7,919	$ 5,575	$ 19,588	$ 15,239
Earnings per share:
Basic - as reported	$ 0.52	$ 0.38	$ 1.31	$ 1.05
Basic - pro forma	$ 0.51	$ 0.36	$ 1.26	$ 1.01
Diluted - as reported	$ 0.52	$ 0.37	$ 1.29	$ 1.04
Diluted - pro forma	$ 0.51	$ 0.36	$ 1.25	$ 1.00

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

        Following are pro forma amounts assuming the acquisition was made on January 1, 2002 ($ in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Pro forma revenue	$ 43,260	$ 35,484	$ 121,221	$ 97,946
Pro forma net income	$ 8,114	$ 5,837	$ 20,268	$ 15,328
Pro forma earnings per share:
Basic	$ 0.52	$ 0.38	$ 1.31	$ 1.00
Diluted	$ 0.52	$ 0.38	$ 1.29	$ 0.99

7.     Legal Proceedings

        In November 2002, a judgment was entered for a lawsuit in which a state court jury in Texas found the Company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. The Company reached a settlement with Proppant Technology, Inc. in October 2003 for an amount not materially different than the previously recorded reserve of $993,000.

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

Results of Operations

Three Months Ended September 30, 2003

Revenues. Revenues of $43.3 million for the quarter ended September 30, 2003 increased 22 percent versus the same period a year earlier, due primarily to increases in proppant sales volume in the U.S., Canadian and overseas markets. Worldwide proppant sales volume of 151 million pounds for the third quarter of 2003 established a new record for sales volume in a quarter and represents a 25 percent increase over last year's third quarter. Domestic sales volume climbed 14 percent versus last year's third quarter, while the U.S. natural gas rig count increased by 28 percent compared to the same period a year ago. Demand remained at record levels in many regions of the U.S., particularly in the Rocky Mountain and Mid-continent regions, but continued to lag in South Texas and the Gulf of Mexico. Canadian sales volume for the quarter increased 49 percent compared to the third quarter of 2002 and set a record for third quarter sales in Canada. Following an extended spring break-up season, third quarter sales volume in Canada was up 158 percent over the second quarter of this year. Sales outside of North America for the third quarter of 2003 increased 63 percent versus the same period a year earlier, breaking the previous record set last quarter. The two largest overseas markets during the third quarter were Russia and China, a direct result of the Company's improved competitive position resulting from the start-up and strong performance of the manufacturing facility in China. Sales volume outside of North America accounted for 25 percent of total proppant sales volume for the quarter.

The average selling price per pound of proppant was $0.264 for the third quarter of 2003 compared to $0.275 for the third quarter of 2002 and $0.272 for the first six months of 2003. The decrease in average selling price was due to an increase in sales of lower-priced, light-weight ceramic proppant products. Revenues for the third quarter of 2003 include $3.6 million from Pinnacle Technologies, Inc. compared to $2.5 million for the third quarter of 2002.

Gross Profit. Gross profit for the third quarter of 2003 was $19.1 million, or 44 percent of sales, compared to $15.0 million, or 42 percent of sales, for the third quarter of 2002. The year-over-year increase in gross profit margin was due to an increase in the sale of higher-margin ceramic proppant products, improved utilization of manufacturing assets, lower freight costs and improved margins from Pinnacle Technologies, Inc. The Company has operated at close to 90 percent of its manufacturing capacity so far in 2003, whereas it operated at less than 80 percent of capacity for most of 2002. Higher production rates help reduce the cost per pound manufactured by spreading fixed costs over more units of production. Lower production rates in 2002 were the result of decreased demand for proppant and unscheduled maintenance shutdowns at the McIntyre, Georgia facility. Third quarter 2003 gross profit margin also improved slightly over this year's second quarter margin of 43 percent due to the impact of the China facility's manufacturing performance and a slight decrease in the cost of natural gas, which is a significant input into Company's manufacturing process. The delivered cost of natural gas used in manufacturing was $5.91/mmbtu for the third quarter of 2003 compared to $6.07/mmbtu for the second quarter of 2003.

Selling, General and Administrative Expenses (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $6.2 million for the third quarter of 2003 compared to $5.4 million for the corresponding period of 2002. The increase was due to distribution activities that vary directly with higher sales volume, increased marketing activity and an increase in administrative expenses. Start-up costs of $0.4 million in the third quarter of 2002 were related to the Company's facility in China, which was substantially completed near the end of the third quarter of 2002.

Nine Months Ended September 30, 2003

Revenues. Revenues of $121.2 million for the nine-month period ended September 30, 2003 exceeded revenues of $94.5 million for the same period in 2002 by 28 percent. The growth was driven primarily by a 25 percent increase in sales volume, with domestic sales volume up 15 percent and international sales volume up 50 percent. Year-to-date worldwide proppant sales volume of 414 million pounds also established a new nine-month period record. Canadian sales volume increased by 25 percent and sales outside of North America increased by 86 percent versus the first nine months of 2002. Significant increases in overseas sales occurred in Russia and China. The average selling price per pound of ceramic proppant for the nine months ended September 30, 2003 was $0.269 versus $0.276 for the same period in 2002 and $0.272 for the first half of 2003. The decline in average selling price was due to an increase in sales of lower-priced, light-weight ceramic proppant products. Revenues for the first nine months of 2003 also included $9.9 million from Pinnacle Technologies, Inc. compared to $3.4 million for the same period in 2002. The Company acquired Pinnacle Technologies on May 31, 2002 and has consolidated its results since that date.

Gross Profit. Gross profit for the nine months ended September 30, 2003 was $51.1 million, or 42 percent of revenues, compared to $38.7 million, or 41 percent of revenues, for the same period in 2002. Higher utilization of manufacturing assets, lower freight costs, increased sales of higher-margin ceramic proppant products and improved margins from Pinnacle Technologies contributed to the increased margins compared to the first nine months of 2002. Further improvement in gross profit margin was inhibited by the impact of higher natural gas prices on domestic manufacturing costs. The average price paid for natural gas delivered to the Company's domestic production facilities for the first nine months of 2003 was $6.29/mmbtu versus $3.27/mmbtu for the first nine months of 2002.

Selling, General and Administrative Expenses (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $18.0 million for the nine months ended September 30, 2003 compared to $13.5 million for the nine months ended September 30, 2002. The increase was due to the consolidation of expenses of Pinnacle Technologies, Inc. for the full year to date and increased spending related to distribution, marketing, business development and research activities. Other non-recurring operating expenses in 2003 include a $0.7 million write-off for equipment disposed of during the expansion of the McIntyre facility and $0.1 million start-up costs related to expansion of the McIntyre and New Iberia facilities and the initial operation of the China facility. Start-up costs in 2002 of $0.5 million were all related to the China facility.

Liquidity and Capital Resources

Cash and cash equivalents totaled $27.5 million as of September 30, 2003, an increase of $3.1 million from December 31, 2002. The Company generated cash from operations of $24.3 million and realized $1.0 million proceeds from employee exercises of stock options. Uses of cash included capital spending of $17.0 million, payment of the final installment of $0.9 million for the purchase of Pinnacle Technologies, Inc. and cash dividends of $4.3 million. Major capital spending included $9.0 million for completion of the capacity expansion project at the McIntyre facility, $1.1 million for the addition of a third kiln at the New Iberia facility, $1.0 million for expansion of the China facility and $2.0 million spent by Pinnacle Technologies, Inc. for the purchase of two microseismic tool systems used in providing fracture mapping services.

The Company's current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its common stock at the rate of $0.10 per share. The Company has total projected capital expenditures of approximately $4.5 million for the remainder of 2003, including spending on the recently approved $6.6 million expansion of the China facility which is expected to double the facility's production capacity by the third quarter of 2004.

The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2003, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2003. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company's fixed costs could be met even with a moderate decrease in demand for the Company's products.

Outlook

Historically, the Company's fourth quarter sales volume has declined an average of 10 percent from third quarter sales volume due to decreased hydraulic fracturing activity as a result of the holidays that occur in the fourth quarter. The Company expects that fourth quarter 2003 sales volumes may range from being flat to down five percent compared to the third quarter of 2003 due to this seasonal decline being partially offset by an increase in sales resulting from the Company's technical marketing activities. The Company also expects this year's fourth quarter to benefit from strong results in the U.S. Rocky Mountains and Canada because seasonal drilling in the Rocky Mountains should buoy sales in that region while the Canadian market is expected to experience strong drilling activity as the winter months approach.

Fourth quarter 2003 gross profit margins may decline by one-half to one percent as a result of lower-margin sales from new field trial programs the Company expects to initiate in the fourth quarter.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2003. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended September 30, 2003, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)          Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, those controls.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In November 2002, a judgment was entered for a lawsuit in which a state court jury in Texas found the Company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. The Company reached a settlement with Proppant Technology, Inc. in October 2003 for an amount not materially different than the previously recorded reserve of $993,000.

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

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2 Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K

On July 31, 2003, the Company filed a report on Form 8-K concerning its press release announcing second quarter 2003 earnings.

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

                                                                                                         /s/ PAUL G. VITEK

                                                                                                         Paul G. Vitek

                                                                                                         Sr. Vice President, Finance and

                                                                                                         Chief Financial Officer

                                                                            Date: October 29, 2003

EXHIBIT INDEX

EXHIBIT                                                             DESCRIPTION

31.1               Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2               Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

                      Sarbanes-Oxley Act of 2002.