Form 10-K
period 2003-12-31
CARBO CERAMICS INC
filed 2004-03-03
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 0-28178

Carbo Ceramics Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1100013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6565 MacArthur Boulevard

Suite 1050
Irving, Texas 75039
(Address of principal executive offices)

(972) 401-0090

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the New York Stock Exchange, was approximately $447,769,473. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 26, 2004, Registrant had outstanding 15,880,407 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held April 13, 2004 are incorporated by reference in Parts II and III.

PART I

Item 1.     Business

General

      Since its founding in 1987, CARBO Ceramics Inc. (the “Company”) has become the world’s largest producer and supplier of ceramic proppant for use in the hydraulic fracturing of natural gas and oil wells. Demand for ceramic proppant depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or recompleted worldwide. More specifically, the demand for ceramic proppant is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

      Hydraulic fracturing is the most widely used method of increasing production from oil and gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

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

      Based on the Company’s internally generated market information and information contained in the United States Geological Survey Minerals Yearbook, the Company estimates that it supplies approximately 52% of the ceramic proppant and 11% of all proppant used worldwide. During the year ended December 31, 2003, the Company generated approximately 64% of its revenues in the U.S. and 36% in international markets.

      In 2002, the Company expanded its business through the acquisition of Pinnacle Technologies, Inc. (“Pinnacle”). Pinnacle provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. The acquisition was made to expand the Company’s ability to provide production-enhancing solutions to oil and gas exploration and production companies worldwide and to provide a catalyst for accelerating the growth of ceramic proppant sales. Pinnacle is the world’s leading provider of fracture mapping services, and its fracture simulation software FracproPT® is the most widely used model in the world. For the year ended December 31, 2003, Pinnacle accounted for less than 10% of the Company’s total revenues, net income and operating assets.

Products

      The Company manufactures four distinct ceramic proppants. CARBOHSPTM and CARBOPROP® are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSPTM was the original ceramic proppant and was introduced in 1979. The Company continues to manufacture and sell an improved version of this original product. CARBOHSPTM has the highest strength of any of the ceramic proppants manufactured by CARBO Ceramics and is used primarily in the fracturing of deep gas wells. CARBOPROP®, which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSPTM and was developed for use in deep gas wells that do not require the strength of CARBOHSPTM.

      CARBOLITE® and CARBOECONOPROP® are lightweight proppants designed for use in gas wells of moderate depth and shallower oil wells. CARBOLITE®, introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOECONOPROP®, introduced in 1992 to compete directly with sand-based proppant, is the Company’s lowest priced product and sales volume of this product has grown at a faster rate than the Company’s other ceramic proppants. The introduction of CARBOECONOPROP® has resulted in ceramic proppant being used by operators of oil and gas wells that had not previously used ceramics. The Company believes that many of the users of CARBOECONOPROP® had previously used sand or resin-coated sand.*

Competition

      The Company’s chief worldwide competitor is Norton Proppants (“Norton”). Norton is owned by Compagnie de Saint-Gobain, a large French glass and materials company. Norton manufactures ceramic proppants that directly compete with each of the Company’s products. In addition, Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures a sintered bauxite product similar to the Company’s CARBOHSPTM, which is marketed in the United States under the name “Sinterball”. Curimbaba has notified the Company that it intends to introduce an intermediate strength ceramic proppant similar to the Company’s CARBOPROP® although the Company believes that it would be difficult for Curimbaba to introduce such a product without infringing patents held by the Company and Norton. The Company believes that Curimbaba has not expanded its U.S. product line to include a lightweight ceramic proppant and is unlikely to do so in light of patents held by the Company. Borovichi Refractories (“Borovichi”) is a manufacturer of ceramic proppant located in Russia. While the Company has limited information about Borovichi, the Company believes that Borovichi currently manufactures only an intermediate strength ceramic proppant and markets that product exclusively within Russia.

      Competition for CARBOHSPTM and CARBOPROP® principally includes ceramic proppant manufactured by Norton, Curimbaba and Borovichi. The Company’s CARBOLITE® and CARBOECONOPROP® products compete with ceramic proppant produced by Norton and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc. and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Chemical, Inc. Oilfield Products Group and Santrol, a subsidiary of Fairmount Minerals.

      The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Since 1993, the Company has consistently expanded its manufacturing capacity and plans to continue its strategy of adding capacity to meet anticipated future increases in sales demand.

      The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. The Company is not aware of the development of alternative products for use as proppant in the hydraulic fracturing process. The Company believes that the main barriers to entry for additional competitors are the patent rights held by the Company and certain of its current competitors, the “know-how” and trade secrets necessary to manufacture a competitive product and the capital costs involved in building production facilities of sufficient size to be operated efficiently.

Customers and Marketing

      The Company’s largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 71% of the Company’s 2003 revenues and

*	CARBOHSPTM, CARBOPROP®, CARBOLITE®, and CARBOECONOPROP® are registered marks of CARBO Ceramics Inc.

approximately 79% of the Company’s 2002 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with both product quality and delivery performance.

      The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company markets its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company’s sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies and has continued to expand its relationships with production companies. The Company increased the size of its technical sales force in recent years and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppant. While the Company’s products have historically been used in very deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its education-based technical marketing efforts will allow it to capture a greater portion of the large market for sand-based proppant over time.

      The Company provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company’s ceramic proppant versus other proppant in the hydraulic fracturing of a natural gas or oil well. In addition to the increased technical marketing effort, the Company has engaged in large-scale field trials to demonstrate the economic benefits of its products and validate the findings of its computer simulations. Occasionally, the Company will sell its products on a discounted basis in exchange for a production company’s agreement to provide production data for direct comparison of the results of fracturing with ceramic proppant as compared to alternative proppants. During 2003, the Company initiated eight such field trials, principally in markets that had not previously used ceramic proppant.

      The Company’s worldwide sales and marketing activities are coordinated by its North American and International Marketing Managers. The Company’s international marketing efforts in 2003 were conducted through its sales office in Aberdeen, Scotland, and through commissioned sales agents located in South America, China and Australia.

      The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 36%, 30% and 27% of the Company’s sales for 2003, 2002 and 2001, respectively. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

Location	2003	2002	2001

	($ in millions)
United States	$108.0	$88.0	$100.4
International	61.9	38.3	36.8

Total	$169.9	$126.3	$137.2

Distribution

      The Company maintains finished goods inventories at its plants in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Luoyang, China; and at 11 remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta,

Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Jebel Ali, United Arab Emirates; Adelaide, Australia; Tianjin, China; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 281 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

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

      For the production of CARBOHSPTM in the Company’s New Iberia, Louisiana, and McIntyre, Georgia, facilities, the Company uses calcined, abrasive-grade bauxite imported from Australia, and typically purchases its annual requirements at the seller’s current prices. The Company has entered into an agreement with a foreign supplier to supply its anticipated need for this ore at a fixed price through 2005. While prices for the material are fixed through 2005, the Company has seen recent increases in the cost (which is borne by the Company) of transporting this material to the U.S. For the production of CARBOPROP®, also produced in both New Iberia and McIntyre, the Company uses a variety of materials that meet specific chemical and mineralogical requirements. Raw material for the production of CARBOPROP® may be either as-mined bauxitic clays or a blend of bauxite and kaolin, either of which is readily available to the Company at sellers’ current prices or through long-term contracts.

      The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE® and CARBOECONOPROP®. The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 70% of the Eufaula facility’s annual kaolin requirements through 2010.

      The Company’s production facility in McIntyre, Georgia, uses locally mined uncalcined kaolin for the production of CARBOECONOPROP®. During 2002 and 2003, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia, which contains approximately 12 million tons of raw material suitable for production of CARBOLITE® and CARBOECONOPROP®. At current production rates, the acquired raw material would supply the needs of the McIntyre facility for a period in excess of 80 years. Based on maximum production capacity after the planned construction of a second plant in the area, these raw material reserves would supply the needs of both plants for a period in excess of 40 years. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility’s annual kaolin requirement.

      The Company’s production facility in Luoyang, China, uses locally mined kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Each of these materials is purchased under long-term contracts with a minimum term of five years. The contracts stipulate a fixed price subject to annual adjustment. Under the terms of the agreements, the Company has an obligation to purchase, in total, a minimum of 10,000 metric tons of bauxite per year or 100% of its annual requirements for bauxite if it purchases less than 10,000 metric tons per year.

Production Process

      Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small, green (i.e., unfired) pellets and sintering the pellets at 2,500F to 3,000F in a rotary kiln.

      The Company uses two different methods to produce ceramic proppant. The Company’s plants in New Iberia, Louisiana; McIntyre, Georgia; and Luoyang, China, use a dry process (the “Dry Process”) which starts with bauxite, bauxitic clay or kaolin that has been dried to remove both free water and water which was chemically bound within the ore. This drying process is referred to as calcining. The Company has calcining facilities at its McIntyre, Georgia, and Luoyang, China, plants. Once the raw material is calcined, the ore is ground to a very fine powder. Pellets are then formed by combining the powder with water and binders and introducing the mixture into high-shear mixers. The process is completed once these pellets are sintered in a rotary kiln. The Company believes its competitors also use the Dry Process to produce ceramic proppant.

      The Company’s plant in Eufaula, Alabama, uses a wet process (the “Wet Process”), which starts with moist, uncalcined kaolin from local mines. The kaolin is dispersed with chemicals in a water slurry. With an atomizer, the slurry is sprayed into a dryer that causes the slurry to harden into green pellets. These green pellets are then sintered in rotary kilns. The Company believes that the Wet Process is unique to its plant in Eufaula, Alabama.

Patent Protection

      The Company makes ceramic proppant by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

      The Company owns six U.S. patents and three foreign patents. Two of these U.S. patents and two of these foreign patents relate to the CARBOPROP® product. One of these U.S. patents and one of these foreign patents relate to the CARBOLITE® and CARBOECONOPROP® products. The Company’s U.S. patents relating to the CARBOPROP® product expire in 2006. The Company’s U.S. patent relating to the CARBOLITE® and CARBOECONOPROP® products expires in 2009. The three foreign patents cover various products in Canada, Mexico and Argentina and do not have a significant effect on the Company’s business.

      The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company may be involved from time to time in the future, as it has been in the past, in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with its main competitor have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company’s financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely to be able to produce certain of these ceramic proppant without infringing on the patent rights held by the Company, its main competitor or both.

      Pinnacle owns one U.S. patent application (together with a number of counterparts to that application in numerous foreign jurisdictions) that covers certain of its proprietary systems. The patent application is in the early stages of the patent prosecution process, and a patent may not issue on such application in any jurisdiction for some time, if it issues at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of “Know-how” and other proprietary technology in the conduct of its business, and a substantial portion of this “Know-how” and technology is licensed by Pinnacle from third parties.

Production Capacity

      The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. Prior to 1993, the Company’s production capacity was substantially in excess of its sales requirements. Since that time, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company’s CARBOLITE® and CARBOECONOPROP® products. In 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP™ and CARBOPROP®. In 1996, the Company commenced operation of its second 80 million-pound per year expansion of the Eufaula plant bringing total capacity at the facility to 250 million pounds per year. In late 2002, the Company installed additional equipment in its New Iberia facility to increase production and provide additional capacity for research and development work. Upon completion of the New Iberia project in early 2003, total annual capacity at the facility was increased to 120 million pounds.

      In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant is 200 million pounds per year and the total initial cost of the plant was approximately $60 million. The plant consists of two distinct production lines housed in a single building. Initial production was generated from the first production line in June 1999 and full design throughput was achieved on that line in November 1999. Initial production from the second production line began in December 1999 and the plant operated at approximately 61% of its design capacity in 2000 and 88% in 2001. During 2002 and 2003, the Company spent approximately $17.2 million to expand the capacity of the McIntyre facility. Upon completion of this expansion project in early 2003, total annual capacity at the McIntyre facility was increased to 275 million pounds.

      In late 2002, the Company completed construction of a new manufacturing facility in Luoyang, China, at a cost of approximately $10 million. The plant began operation on schedule in the fourth quarter of 2002 and the first commercial shipments were made from the plant in January 2003. Since mid-2003, the plant has consistently demonstrated the ability to operate at rates in excess of its original design capacity and the plant’s annual capacity has been demonstrated to be 45 million pounds instead of the 40 million pounds initially projected.

      The Company has announced plans to add a second production line to its facility in Luoyang, China, at a projected cost of $6.6 million. The second line is expected to double the capacity of the facility and is expected to be operational in mid-2004. The Company has also announced plans to construct a new manufacturing facility in Wilkinson County, Georgia. This facility is expected to cost $62 million, have annual capacity of 250 million pounds, and be completed at the end of 2005.

      The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

	Annual
Location	Capacity	Products

	(Millions of
	pounds)
New Iberia, Louisiana	120	CARBOHSPTM and CARBOPROP®
Eufaula, Alabama	250	CARBOLITE® and CARBOECONOPROP®
McIntyre, Georgia	275	CARBOLITE®, CARBOECONOPROP® CARBOHSPTM and CARBOPROP®
Luoyang, China	45	CARBOPROP® and CARBOLITE®

Total current capacity	690

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

Employees

      At December 31, 2003, the Company had 360 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Forward-Looking Information

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Form 10-K, the Company’s Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe”, “expect”, “anticipate”, “project” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company’s forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of the Company’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

      The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	the development of alternative stimulation techniques;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

      The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries.

Available Information

      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act are made available free of charge on the Company’s internet website at http://www.carboceramics.com as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

Item 2.	Properties

      The Company maintains its corporate headquarters (approximately 8,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre, Georgia, facility through 2016, at which time title will be conveyed to the Company. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. The Company maintains a sales office in Houston, Texas (approximately 2,100 square feet of leased office space).

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

      The facility in McIntyre, Georgia, includes real property, consisting of approximately 36 acres, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on December 1, 2016. Under the terms of the lease, as amended in 2003, the Company was responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property tax incentives. The lease and a related memorandum of understanding define a negotiated value of the Company’s leasehold interest during the term of the lease. The lease also calls for annual payments of rent to the Development Authority of Wilkinson County. The total additional rent payments are immaterial in relation to the cost of the facility borne by the Company. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price plus payment of any rent due to the Development Authority of Wilkinson County through the remaining lease term.

      The facility in Luoyang, China, is located on approximately 9 acres and consists of various production and support buildings (approximately 106,000 square feet), a laboratory (approximately 6,000 square feet) and an office building (approximately 6,000 square feet).

      The Company’s customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas; Rock Springs, Wyoming; Edmonton and Grande Prairie, Alberta, Canada.

      During 2002 and 2003, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plant in McIntyre, Georgia. The land contains approximately 12 million tons of raw material for use in the production of the Company’s lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

      The Company’s wholly-owned subsidiary, Pinnacle Technologies, Inc., leases its corporate headquarters in San Francisco, California (approximately 6,800 square feet), and maintains leased offices totaling approximately 23,000 square feet in Houston, Texas; Centennial, Colorado; Delft, The Netherlands; and

Calgary, Alberta, Canada. Pinnacle also owns its field office (approximately 2,800 square feet) in Bakersfield, California.

Item 3.	Legal Proceedings

      In November 2002, a $993,000 judgment was entered against the Company in Texas state court in a lawsuit commenced by Proppant Technology, Inc. In December 2003, the Company settled the claim for an amount that did not differ materially from the amount of the judgment. The Company paid the settlement amount in January 2004.

      From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Executive Officers of the Registrant

      Dr. C. Mark Pearson (age 48) has served as President and Chief Executive Officer since April 2001. Prior to assuming these positions, Dr. Pearson served as the Company’s Senior Vice President of Marketing & Technology from March 1997 to 2001. Prior to joining the Company, Dr. Pearson was an Associate Professor of Petroleum Engineering at the Colorado School of Mines from 1995 to March 1997. Dr. Pearson held various positions with Atlantic Richfield Company from 1984 to 1995.

      Paul G. Vitek (age 45) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.

      Mark L. Edmunds (age 48) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

      Christopher A. Wright (age 39) has been a Vice President of the Company since May 2002. Mr. Wright has been President of Pinnacle Technologies, Inc., a provider of fracture diagnostic products and services, and subsidiary of the Company, since its founding in 1992.

      All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company’s directors.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock Market Prices and Dividends

      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company’s Common Stock at February 13, 2004 was 9,100.

      High and low stock prices and dividends for the last two fiscal years were:

	2003			2002

	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$35.90	$30.72	$0.09	$41.15	$31.00	$0.09
June 30	39.97	32.65	0.09	42.00	32.70	0.09
September 30	39.25	35.29	0.10	37.00	29.60	0.09
December 31	53.65	36.14	0.10	36.29	31.30	0.09

      The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

Item 6.     Selected Financial Data

      The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	($ in thousands, except per share data)
Statement of Income Data:
Revenues	$169,936	$126,308	$137,226	$93,324	$69,738
Cost of sales	97,002	74,672	78,975	57,763	41,718

Gross profit	72,934	51,636	58,251	35,561	28,020
Selling, general and administrative expenses(1)	25,920	20,956	18,676	12,404	11,761

Operating profit	47,014	30,680	39,575	23,157	16,259
Other, net	73	563	1,106	268	(288)

Income before income taxes	47,087	31,243	40,681	23,425	15,971
Income taxes	17,518	11,529	14,483	8,595	5,459

Net income	$29,569	$19,714	$26,198	$14,830	$10,512

Earnings per share
Basic	$1.90	$1.29	$1.76	$1.01	$0.72

Diluted	$1.88	$1.28	$1.74	$1.00	$0.71

	December 31,

	2003	2002	2001	2000	1999

	($ in thousands, except per share data)
Balance Sheet Data:
Current assets	$92,709	$64,867	$76,502	$47,415	$23,809
Current liabilities excluding bank borrowings	16,432	17,940	11,127	9,415	5,648
Bank borrowings-current	—	—	—	—	1,809
Property, plant and equipment, net	116,664	111,797	82,527	78,007	83,171
Total assets	235,124	199,610	159,029	125,422	106,980
Total shareholders’ equity	200,139	168,585	136,942	106,140	93,400
Cash dividends per share	$0.380	$0.360	$0.345	$0.300	$0.300

(1)	Selling, general and administrative (SG&A) expenses for 2003, 2002, 2001, 2000 and 1999 include costs of start-up activities of $80,000, $1,099,000, $35,000, $27,000 and $1,464,000, respectively. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the new China facility. Start-up costs for 2002 and 2001 are related to the new production facility in China, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended to bring installed equipment to operating condition. Start-up costs prior to 2001 consist of labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company’s plant in McIntyre, Georgia. SG&A expenses in 2002 also include the accrual of a $993,000 reserve related to a legal judgment against the Company. SG&A expenses in 2003 also include a loss of $717,000 associated with the disposal of certain equipment.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

      CARBO Ceramics Inc. generates revenue through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use in the hydraulic fracturing of oil and natural gas wells. The Company’s products and services help oil and gas producers increase production and recovery rates from their wells, thereby lowering overall reservoir development costs. As a result, the Company’s business is dependent to a large extent on the level of drilling activity in the oil and gas industry worldwide. However, the Company has increased its revenues and income over an extended period and across various industry business cycles by increasing its market share of worldwide proppant sales. While the Company’s ceramic proppants are more expensive than alternative products, the Company has been able to demonstrate the cost-effectiveness of its products to numerous operators of oil and gas wells through increased technical marketing activity in recent years. The Company believes its future prospects will benefit from both an expected increase in drilling activity worldwide and the desire of industry participants to lower their overall development costs.

      Recently, the Company has expanded its operations outside the United States. International revenues represented 36%, 30% and 27% of total revenues, respectively, over the past three years. In 2002 the Company constructed a manufacturing plant in China, its first plant located outside the United States, and currently is constructing a second production line that will double the capacity of this plant. The Company recently established a subsidiary company and opened two sales offices in Russia, and by mid-2004 expects to establish a warehouse there. The Company believes international operations will represent an increasingly important role in its future growth.

      Revenue growth in recent years has been driven primarily by increases in sales volume. Because the Company’s products compete in part against lower-cost alternatives, price increases for the Company’s products have been minimal in recent years and the Company expects future growth will continue to be dependent on increasing sales volume. As a result, the Company has initiated construction of significant new manufacturing capacity to meet anticipated future demand.

      The Company’s gross profit margins are principally impacted by natural gas costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, natural gas, which is the fuel used to fire the kilns in which ceramic proppant is made, has varied from approximately 14% to 24% of total direct production costs over the last two years due to the price volatility of this fuel source. The Company’s practice had been to purchase its estimated annual natural gas requirement in the spring of each year. However, beginning in 2003, the Company has initiated a program to purchase its natural gas requirement at various times during the year, in order to average the cost and reduce exposure to short-term spikes in commodity prices. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this fuel, future changes in net income may not be proportionate to changes in revenue.

      Over the past five years, the Company has expanded its production capacity by 97%. While the Company has operated near full capacity for much of this period, the addition of significant new capacity in the future could adversely impact gross profit and operating margins if the timing of this new capacity does not match increases in demand for the Company’s products. However, the Company believes that the addition of this capacity is a key component to continuing long-term growth in sales volume and revenue.

      As the Company’s sales volume has increased, there has also been an increase in activities and expenses related to marketing, distribution, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased as a percentage of revenue in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities,

•	improving and expanding its distribution capabilities,

•	focusing on new product development, and

•	increasing international activities.

      The Company expects that these activities will generate increased revenue and that selling, general and administrative expenses as a percentage of revenue will not change significantly.

General Business Conditions

      The Company’s business is significantly impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the higher cost of ceramic proppant to the future value derived from increased production rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

      Natural gas prices and drilling activity in the North American market have been highly variable over the past three years. The North American natural gas market remained very strong through the first half of 2001. As a result of the strong market conditions in North America, the Company established new annual records for sales volume, average selling price, revenues and net income in 2001 despite a downturn in North American natural gas drilling activity in the second half of the year. This decline in North American drilling activity continued through much of 2002. In 2002, the average natural gas rig count declined by 26% in the U.S. and 24% in Canada compared to 2001. In 2003, activity levels in North America rebounded and the Company established new sales volume records in a number of regions including the U.S. Rocky Mountains, Canada and East Texas. In addition, the Company experienced significant sales growth in overseas markets due to an increase in drilling and fracturing activity in Europe and Asia.

Critical Accounting Policies

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

      Revenue is recognized when title passes to the customer upon delivery. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2003, approximately 68% of the balance in accounts receivable was attributable to those three customers. As stated in Note 1 to the consolidated financial statements, credit losses historically have been insignificant. Therefore, except in circumstances in which management is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), the Company generally does not record a reserve for bad debts. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, its estimates of the recoverability of accounts receivable could be reduced by a material amount.

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

      Income taxes are provided for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

      Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

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

Results of Operations

		Percent		Percent
	2003	Change	2002	Change	2001

	($ in thousands)
Net Income	$29,569	50%	$19,714	(25)%	$26,198

      The Company’s net income for 2003 was 50% higher than the previous year. A strong North American natural gas market and increased demand for proppants in Russia and China were the driving forces behind a significant increase in net income for the year. The U.S. natural gas rig count increased steadily throughout 2003, ending the year 39% above the 2002 year-end rig count. While activity in the traditionally strong ceramic proppant markets in South Texas and the Gulf of Mexico remained relatively flat compared to 2002, the Company saw increasing demand in the Rockies, Canada and East Texas. In addition to increased revenues, improved operating efficiency in its manufacturing facilities contributed to the increase in net income.

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

      Individual components of operating results are discussed below.

Revenues

		Percent		Percent
	2003	Change	2002	Change	2001

	($ in thousands)
Revenues	$169,936	35%	$126,308	(8)%	$137,226

      Revenues in 2003 of $169.9 million were 35% higher than 2002. The increase was driven primarily by a 32% increase in sales volume, with domestic sales volume up 19% and international sales volume up 64%. Worldwide sales volume of 578 million pounds during 2003 established a new annual record. Sales volume in Canada increased by 41% and sales volume outside of North America increased by 100% compared to 2002. Significant increases in overseas sales volume occurred in Russia and China. The worldwide sales increase is largely attributable to a 19% increase in the average worldwide rig count from 2002 to 2003, the addition of the plant in Luoyang, China, which commenced operations in January 2003, and continued success with the Company’s technical marketing efforts. The average selling price per pound of ceramic proppant for 2003 was $0.270 compared to $0.274 for 2002. The decline in average selling price was due to an increase in sales of lower-priced, light-weight ceramic proppant products. Revenues for 2003 also included a full year of Pinnacle operations compared to only seven months in 2002. The Company acquired Pinnacle on May 31, 2002 and has consolidated its results since that date.

      The Company’s revenues in 2002 of $126.3 million were 8% lower than 2001 revenues. Revenues in 2002 included $6.0 million from Pinnacle. Total proppant sales volume decreased by 13%, with domestic volume down 17% and export volume down by 2%, despite a 28% drop in the U.S. rig count and a 20% decline in the average worldwide rig count compared to 2001. The Company believes that these relatively strong results in a weak market indicate that the Company’s ceramic proppants continued to gain market share due to the success of the Company’s technical marketing program and expanded distribution network. The decreased domestic volume was due to a 23% drop in sales in South Texas, while decreased export sales were attributable to reduced sales into South America, Australia, and Mexico. Increased sales in Russia and Canada offset some of the export declines. The average selling price of $0.274 per pound in 2002 improved slightly versus $0.271 per pound in 2001.

Gross Profit

		Percent		Percent
	2003	Change	2002	Change	2001

	($ in thousands)
Gross Profit	$72,934	41%	$51,636	(11)%	$58,251
Gross Profit %	43%		41%		42%

      The Company’s cost of sales consists of manufacturing costs and packaging and transportation expenses associated with the delivery of the Company’s products to its customers. Variable manufacturing expenses include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing expenses include depreciation, property taxes on production facilities, insurance and factory overhead. Certain handling costs related to maintaining finished goods inventory and operating the Company’s remote stocking facilities are charged to selling, general and administrative expenses. Those costs amounted to $4.8 million, $3.7 million and $3.6 million in 2003, 2002 and 2001, respectively.

      Gross profit increased by 41% from 2002 to 2003. Gross profit as a percentage of sales was 43% for 2003, compared to 41% for 2002. The improvement in gross profit was the result of both the significant increase in sales volume as well as increases in sales of higher margin products. Improved efficiency in manufacturing and distribution operations contributed to increased gross profit margins. Manufacturing facilities operated at 90% of capacity in 2003 versus 82% of capacity in 2002. Partially offsetting this improvement was the effect of higher natural gas costs in manufacturing operations. Continued improvement in distribution performance resulted in lower freight cost to transport finished goods from plants to remote storage locations.

      Gross profit decreased by 11% from 2001 to 2002. Gross profit as a percentage of sales was 41% for 2002, compared to 42% for 2001. The decrease in gross profit was due primarily to reduced sales volume. The reduction in gross profit margins was directly related to the Company’s manufacturing facilities operating at approximately 82% of capacity in 2002 versus 95% of capacity in 2001. This was caused by both reduced sales volumes and unscheduled downtime at the McIntyre production facility due to unanticipated maintenance requirements. The impact of this was partially offset by the lower cost of natural gas used at the manufacturing facilities during 2002 and reduced freight costs in transporting finished goods from the plants to remote storage locations.

Selling, General & Administrative Expenses and Other Operating Expenses

		Percent		Percent
	2003	Change	2002	Change	2001

	($ in thousands)
SG&A	$25,920	24%	$20,956	12%	$18,676
SG&A as a % of Revenues	15%		17%		14%

      Selling, general and administrative expenses and other operating expenses increased by $5.0 million in 2003 over 2002 and, as a percentage of sales, decreased from 17% in 2002 to 15% in 2003. The increase was due to the consolidation of expenses of Pinnacle Technologies, Inc. for the full year in 2003 and increased spending related to distribution, marketing, business development and research activities. Other operating expenses in 2003 also include a $0.7 million write-off for equipment disposed of during the expansion of the McIntyre facility and $0.1 million start-up costs related to production expansions. The decrease in SG&A as a percentage of revenue is due primarily to start-up costs and a legal reserve incurred during 2002, which represented 2% of 2002 sales.

      Selling, general and administrative expenses and other operating expenses increased by $2.3 million in 2002 over 2001. SG&A and start-up expenses increased as a percentage of sales to 17% in 2002 from 14% in 2001. The most significant items were start-up costs related to the new manufacturing facility in China and a $993,000 reserve related to a judgment against the Company in a lawsuit alleging tortious interference with a contract. Excluding the China start-up expenses and legal judgment reserve in 2002 and a $3.5 million non-recurring, non-cash stock-based compensation charge related to the modification of the expiration date of fully vested stock options in connection with the retirement of the company’s former president in 2001, SG&A expenses increased by $3.7 million in 2002. This increase relates directly to the expansion of the Company’s distribution network, new business development costs, increased costs for additional personnel in its administrative functions, and expenses of Pinnacle Technologies.

Liquidity and Capital Resources

      Cash and cash equivalents as of December 31, 2003 were $38.7 million compared to $24.4 million at the beginning of the year. The Company generated cash from operations of $38.3 million and realized proceeds of $4.8 million from the issuance of common stock for exercises of employee stock options. Total capital expenditures for the year were $22.0 million, cash dividends paid totaled $5.9 million, and $0.9 million was paid to former Pinnacle shareholders in respect of amounts withheld at the time of the Pinnacle acquisition pursuant to the Pinnacle acquisition agreement. Major capital spending items during 2003 included spending on improvements at the McIntyre manufacturing facility to debottleneck the current production process and improve equipment reliability in order to increase production capacity, equipment for Pinnacle operations, partial construction of a second production line at the manufacturing plant in China and various improvements and additions to other manufacturing facilities.

      The Company’s current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to holders of its Common Stock.

      The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2003, there was no outstanding debt under the credit agreement. The Company anticipates that cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2004. Also, based on the strength of its balance sheet, the Company believes that it could acquire additional debt financing, if necessary. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

      The Company had no off-balance sheet arrangements as of December 31, 2003.

Contractual Obligations

      The following table summarizes the Company’s contractual obligations as of December 31, 2003:

	Payments Due in Period

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

	($ in thousands)
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	5,364	1,414	2,342	1,251	357
Purchase obligations:
— Natural gas contracts	3,020	3,020	—	—	—
— Raw materials contracts	12,960	6,480	6,480	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$21,344	$10,914	$8,822	$1,251	$357

      Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment. See Note 5 and Note 14 to the Notes to the Consolidated Financial Statements.

      The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2003, the last contract was due to expire October 1, 2004.

      The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 14 to the Notes to the Consolidated Financial Statements. Three of the contracts do not require annual minimum purchase commitments, but do require the purchase of minimum percentages of annual raw material requirements, ranging from 70% to 100% of the respective plants’ total raw materials purchases. One of the contracts requires annual minimum purchase commitments, which are included in the above table.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2003.

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

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is contained in pages F-1 through F-18 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      As of December 31, 2003, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      (b) Changes in Internal Controls

      There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, those controls.

PART III

      Certain information required by Part III is omitted from this Report. The Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K. The other information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits, Financial Statements and Financial Statement Schedules:

          1. Financial Statements

      The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-1 through F-18 of this Report:

Report of Independent Auditors
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Income for each of the three years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001

          2. Financial Statement Schedules

      All schedules have been omitted since they are either not required or not applicable.

      (b) Reports on Form 8-K:

      On October 20, 2003, the company furnished a report on Form 8-K concerning its press release announcing third quarter 2003 results.

          3. Exhibits

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

Dated: March 3, 2004

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

Signature	Title	Date

/s/ WILLIAM C. MORRIS William C. Morris	Chairman of the Board	March 3, 2004

/s/ C. MARK PEARSON C. Mark Pearson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004

/s/ PAUL G. VITEK Paul G. Vitek	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2004

/s/ CLAUDE E. COOKE, JR. Claude E. Cooke, Jr.	Director	March 3, 2004

/s/ H.E. LENTZ, JR. H.E. Lentz, Jr.	Director	March 3, 2004

/s/ JOHN J. MURPHY John J. Murphy	Director	March 3, 2004

/s/ ROBERT S. RUBIN Robert S. Rubin	Director	March 3, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

CARBO Ceramics Inc.

      We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New Orleans, Louisiana

February 20, 2004

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38,714	$24,447
Trade accounts receivable	30,395	22,967
Inventories:
Finished goods	14,004	10,535
Raw materials and supplies	6,433	5,295

Total inventories	20,437	15,830
Prepaid expenses and other current assets	1,086	600
Deferred income taxes	2,077	1,023

Total current assets	92,709	64,867
Property, plant and equipment:
Land and land improvements	1,958	1,866
Land-use and mineral rights	5,052	5,050
Buildings	12,826	12,058
Machinery and equipment	132,973	105,052
Construction in progress	11,011	25,425

Total	163,820	149,451
Less accumulated depreciation	47,156	37,654

Net property, plant and equipment	116,664	111,797
Goodwill	21,840	19,449
Intangible assets, net	3,911	3,497

Total assets	$235,124	$199,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,599	$8,074
Accrued payroll and benefits	4,680	2,981
Accrued freight	1,076	754
Accrued utilities	1,645	1,061
Accrued income taxes	38	1,563
Retainage related to construction in progress	265	1,494
Provision for legal judgment	975	993
Other accrued expenses	2,154	1,020

Total current liabilities	16,432	17,940
Deferred income taxes	18,553	13,085
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,733,432 and 15,482,436 shares issued and outstanding at December 31, 2003 and 2002, respectively	157	155
Additional paid-in capital	80,534	72,925
Unearned stock compensation	(253)	(557)
Retained earnings	119,743	96,078
Accumulated other comprehensive income (loss)	(42)	(16)

Total shareholders’ equity	200,139	168,585

Total liabilities and shareholders’ equity	$235,124	$199,610

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	($ in thousands, except per share data)
Revenues	$169,936	$126,308	$137,226
Cost of sales	97,002	74,672	78,975

Gross profit	72,934	51,636	58,251
Selling, general and administrative expenses	25,141	18,864	18,641
Start-up costs	80	1,099	35
Provision for legal judgment	(18)	993	—
Loss on disposal of equipment	717	—	—

Operating profit	47,014	30,680	39,575
Other income (expense):
Interest income	204	500	891
Interest expense	(13)	(14)	(1)
Other, net	(118)	77	216

	73	563	1,106

Income before income taxes	47,087	31,243	40,681
Income taxes	17,518	11,529	14,483

Net income	$29,569	$19,714	$26,198

Earnings per share:
Basic	$1.90	$1.29	$1.76

Diluted	$1.88	$1.28	$1.74

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Unearned		Other
		Additional	Stock		Comprehensive
	Common	Paid-In	Compen-	Retained	Income
	Stock	Capital	sation	Earnings	(Loss)	Total

	($ in thousands)
Balances at January 1, 2001	$147	$45,225	$—	$60,768	$—	$106,140
Net income	—	—	—	26,198	—	26,198
Foreign currency translation adjustment	—	—	—	—	(8)	(8)

Comprehensive income						26,190
Exercise of stock options	2	4,333	—	—	—	4,335
Tax benefit from exercise of options	—	1,905	—	—	—	1,905
Modification of fixed stock option award	—	3,504	—	—	—	3,504
Cash dividends ($0.345 per share)	—	—	—	(5,132)	—	(5,132)

Balances at December 31, 2001	149	54,967	—	81,834	(8)	136,942
Net income	—	—	—	19,714	—	19,714
Foreign currency translation adjustment	—	—	—	—	(8)	(8)

Comprehensive income						19,706
Exercise of stock options	3	4,480	—	—	—	4,483
Tax benefit from exercise of options	—	382	—	—	—	382
Shares issued in acquisition	3	9,677	—	—	—	9,680
Vested options assumed in acquisition	—	2,630	—	—	—	2,630
Unvested options assumed in acquisition	—	789	(789)	—	—	—
Amortization of unearned compensation	—	—	232	—	—	232
Cash dividends ($0.36 per share)	—	—	—	(5,470)	—	(5,470)

Balances at December 31, 2002	155	72,925	(557)	96,078	(16)	168,585
Net income	—	—	—	29,569	—	29,569
Foreign currency translation adjustment	—	—	—	—	(26)	(26)

Comprehensive income						29,543
Exercise of stock options	2	4,796	—	—	—	4,798
Tax benefit from exercise of options	—	1,308	—	—	—	1,308
Shares issued in acquisition	—	1,505	—	—	—	1,505
Amortization of unearned compensation	—	—	304	—	—	304
Cash dividends ($0.38 per share)	—	—	—	(5,904)	—	(5,904)

Balances at December 31, 2003	$157	$80,534	$(253)	$119,743	$(42)	$200,139

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	($ in thousands)
Operating activities
Net income	$29,569	$19,714	$26,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,921	7,592	6,776
Amortization	472	223	—
Deferred income taxes	4,414	1,977	1,049
Loss on disposal of equipment	717	—	—
Non-cash stock option expense	304	232	3,504
Changes in operating assets and liabilities:
Trade accounts receivable	(7,428)	651	(4,374)
Inventories	(4,607)	(421)	(2,935)
Prepaid expenses and other current assets	(486)	92	56
Accounts payable	1,880	(1,222)	2,279
Accrued payroll and benefits	1,699	159	546
Accrued freight	322	(385)	(677)
Accrued utilities	584	213	(89)
Accrued income taxes	(194)	(359)	1,628
Provision for legal judgment	(18)	993	—
Other accrued expenses	1,134	12	(70)

Net cash provided by operating activities	38,283	29,471	33,891
Investing activities
Maturities of investment securities	—	6,000	1,000
Purchases of investment securities	—	—	(6,000)
Capital expenditures, net	(21,975)	(27,356)	(11,296)
Purchase of Pinnacle Technologies, Inc.	(909)	(12,022)	—

Net cash used in investing activities	(22,884)	(33,378)	(16,296)
Financing activities
Repayments on bank borrowings	—	(2,198)	—
Proceeds from exercise of stock options	4,798	4,483	4,335
Dividends paid	(5,904)	(5,470)	(5,132)

Net cash used in financing activities	(1,106)	(3,185)	(797)

Net increase (decrease) in cash and cash equivalents	14,293	(7,092)	16,798
Effect of exchange rate changes on cash	(26)	(8)	(8)
Cash and cash equivalents at beginning of year	24,447	31,547	14,757

Cash and cash equivalents at end of year	$38,714	$24,447	$31,547

Supplemental cash flow information
Interest paid	$13	$14	$1

Income taxes paid	$13,298	$9,764	$11,806

Capital expenditures through accounts payable and retainage	$265	$5,849	$—

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Description of Business

      CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has four production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Luoyang, China. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and eleven remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Fairbanks, Alaska; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Tianjin, China; Adelaide, Australia; Singapore; and Jebel Ali, United Arab Emirates. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies, Inc., which is headquartered in San Francisco, California (see Note 2).

Principles of Consolidation

      The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc., CARBO Ceramics (China) Company Limited, CARBO Ceramics Cyprus Limited and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk

      The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. Credit losses historically have been insignificant.

Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market. Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company’s products.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements	15 to 30 years
Machinery and equipment	3 to 30 years
Land-use rights	30 years

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Land-use rights represent capitalized costs to acquire rights to the land for the Company’s China plant site. The Company’s rights to use of the property are for a 50-year period expiring in 2051. Depreciation in 2002 was based on a 50-year life. In 2003, the Company decided it was more appropriate to recover the cost of the land-use rights over the 30-year life of its business license in China, which expires in 2031. The effect of the change in estimated useful life did not have a material impact on 2003 net income or related per share amounts.

      During 2002 and 2003, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plant in McIntyre, Georgia. The Company estimates the land has 12 million tons of kaolin reserves for use as raw material in production of its lightweight ceramic proppant. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of kaolin reserves.

Impairment of Long-Lived Assets and Intangible Assets

      When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2003, the Company recognized a $717,000 loss on the disposal of certain equipment during expansion of the McIntyre plant.

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

Shipping and Handling Costs

      Shipping costs, which consist of transportation costs associated with the delivery of the Company’s products to customers, are classified as cost of sales. Handling costs are charged to selling, general and administrative expenses and include labor and overhead costs related to maintaining finished goods inventory and operating the Company’s distribution facilities. Handling costs incurred in 2003, 2002 and 2001 were $4,808,000, $3,676,000 and $3,555,000, respectively.

Cost of Start-Up Activities

      Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility. Start-up costs for 2002 and 2001 are related to the China facility, including organizational and administrative costs

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with plant construction plus labor, materials and utilities expended in the fourth quarter of 2002 to bring installed equipment to operating condition.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

      Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2003, 2002 and 2001 were $2,578,000, $2,124,000 and $784,000, respectively.

Stock Based Compensation

      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, generally no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. However, certain transactions involving fixed stock option awards may result in the recognition of compensation expense under APB 25. Compensation expense of $304,000 and $232,000 was charged to operations in 2003 and 2002, respectively, for amortization of unearned stock compensation related to unvested stock options assumed in a business acquisition (see Note 2). In 2001, $3,504,000 compensation expense was charged to operations, resulting from the modification of outstanding options of the Company’s former president at the time of his retirement in April 2001. As of December 31, 2002, those options had been fully exercised by the former president.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the years ended December 31:

	2003	2002	2001

	($ in thousands, except
	per share data)
Net income, as reported	$29,569	$19,714	$26,198
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	191	146	2,207
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,145)	(976)	(2,584)

Pro forma net income	$28,615	$18,884	$25,821

Earnings per share:
Basic — as reported	$1.90	$1.29	$1.76

Basic — pro forma	$1.84	$1.24	$1.73

Diluted — as reported	$1.88	$1.28	$1.74

Diluted — pro forma	$1.82	$1.23	$1.72

Foreign Subsidiaries

      Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for paid-in capital accounts. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

New Pronouncement

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements,” to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003, and remain in existence as of the beginning of annual or interim periods beginning after March 15, 2004. The Company adopted FIN 46 in the fourth quarter 2003. As the Company has no arrangements that meet the definition of a variable interest entity, the adoption had no impact on the Company’s consolidated financial statements.

2.     Acquisition of Business

      On May 31, 2002, the Company purchased 100 percent of the outstanding shares of Pinnacle Technologies, Inc. (Pinnacle). Results of operations for Pinnacle are included in the consolidated financial statements since that date. Pinnacle provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. The acquisition

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was made to expand the Company’s ability to provide production-enhancing solutions to oil and gas exploration and production companies worldwide and to provide a catalyst for accelerating the growth of ceramic proppant sales in the future. The acquisition was accounted for using the purchase method of accounting provided for under FASB Statement No. 141, “Business Combinations.”

      The aggregate cost of the acquisition was approximately $26.7 million, including $12.4 million cash; 324,207 shares of common stock valued at $11.2 million; 158,300 stock options valued at $2.5 million granted in exchange for outstanding Pinnacle options; and $0.6 million direct costs of the acquisition. Goodwill was recorded because the aggregate cost of the transaction exceeded the fair value of the assets acquired of $9.0 million net of liabilities assumed of $4.1 million. Goodwill is fully deductible for tax purposes. The value of the common shares was determined based on the closing market price of the Company’s common stock on the date of acquisition. The value of stock options was determined using the Black-Scholes option valuation model based on the closing market price of the Company’s common stock on the date of acquisition. The fair value of options granted was reduced by $0.8 million allocated to unearned stock compensation, which represents the intrinsic value of options exchanged for unvested Pinnacle options. Unearned stock compensation is being amortized to expense on a straight-line basis over the remaining vesting period. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,621 common shares valued at $1.5 million using the closing market price on the date of acquisition. The final installment was paid on June 1, 2003, and recorded as goodwill.

      Following are pro forma amounts assuming the acquisition was made on January 1, 2001 ($ in thousands, except per share data):

	Year Ended December 31,

	2002	2001

Pro forma revenue	$129,808	$146,580
Pro forma net income	$19,213	$26,174
Pro forma earnings per share:
Basic	$1.25	$1.72

Diluted	$1.24	$1.70

      The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition ($ in thousands):

Current assets	$1,639
Property, plant and equipment	3,942
Intangible assets	3,434
Goodwill arising in the transaction	21,840

30,855
Current liabilities	(3,212)
Long-term debt	(921)

Net assets acquired	$26,722

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Intangible Assets

      Following is a summary of intangible assets as of December 31:

	2003		2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

	($ in thousands)
Intangibles subject to amortization:
Patents and licenses	$2,547	$412	$2,526	$152
Hardware designs	683	193	545	71
Other	369	90	132	—
Other intangibles not subject to amortization	1,007	—	517	—

	$4,606	$695	$3,720	$223

      Certain amounts in the December 31, 2002 summary have been reclassified to conform to the December 31, 2003 presentation.

      Amortization expense for 2003 and 2002 was $472,000 and $223,000, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2008 is, respectively, $479,000, $449,000, $393,000, $356,000, and $264,000.

4.     Bank Borrowings

      Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003, the Company may borrow up to $10.0 million through December 31, 2006, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2003 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of three-eighths of one percent of the unused line of credit. Commitment fees were $38,000 in each of the years 2003, 2002 and 2001.

5.     Leases

      The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2003 are as follows ($ in thousands):

2004	$1,414
2005	1,309
2006	1,033
2007	751
2008	500
Thereafter	357

Total	$5,364

      Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $2,625,000 in 2003, $1,900,000 in 2002 and $1,723,000 in 2001.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

	($ in thousands)
Deferred tax assets:
Employee benefits	$734	$356
Inventories	953	575
Other	390	92

Total deferred tax assets	2,077	1,023

Deferred tax liabilities:
Depreciation	17,087	13,085
Goodwill	815	—
Foreign earnings	651	—

Total deferred tax liabilities	18,553	13,085

Net deferred tax liabilities	$16,476	$12,062

      Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2003	2002	2001

	($ in thousands)
Current:
Federal	$11,211	$8,620	$12,302
State	1,893	932	1,132

Total current	13,104	9,552	13,434

Deferred:
Federal	3,829	1,784	961
State	585	193	88

Total deferred	4,414	1,977	1,049

	$17,518	$11,529	$14,483

      The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	($ in thousands)
U.S. statutory rate	$16,480	35.0%	$10,935	35.0%	$14,238	35.0%
State income taxes, net of federal tax benefit	1,611	3.4	1,125	3.6	1,220	3.0
Extraterritorial Income Exclusion and other	(573)	(1.2)	(531)	(1.7)	(975)	(2.4)

	$17,518	37.2%	$11,529	36.9%	$14,483	35.6%

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Shareholders’ Equity

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

      On January 14, 2004, the Board of Directors declared a cash dividend of $0.10 per share. The dividend is payable on February 16, 2004 to shareholders of record on January 30, 2004.

Preferred Stock

      The Company’s charter authorizes 5,000 shares of Preferred Stock. The Board of Directors has the authority to issue Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the Company’s shareholders. In connection with adoption of a shareholder rights plan on February 13, 2002, the Company created the Series A Preferred Stock and authorized 2,000 shares of the Series A Preferred Stock.

Shareholder Rights Plan

      On February 13, 2002, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of Common Stock to shareholders of record on February 25, 2002. With certain exceptions, the rights become exercisable if a tender offer for the Company is announced or any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock. If exercisable, each right entitles the holder to purchase one ten-thousandth of a share of Series A Preferred Stock at an exercise price of $200 and, if any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock, to acquire a number of shares of Common Stock having a market value of two times the $200 exercise price. The Company may redeem the rights for $0.01 per right at any time before any person or group acquires beneficial ownership of at least 15 percent of the Common Stock. The rights expire on February 13, 2012.

8.     Stock Option Plans

      The Company has two fixed stock-based compensation plans: 1996 Stock Option Plan for Key Employees (CARBO Plan) and 1996 Stock Option Plan of Pinnacle Technologies, Inc. as Amended and Restated May 31, 2002 (Pinnacle Plan). The plans provide for granting options to purchase shares of the Company’s Common Stock primarily to key employees, officers and directors. Under the CARBO Plan, the Company may grant options for up to 1,250,000 shares of Common Stock. The exercise price of each option is equal to the market price of the Company’s Common Stock on the date of grant, no individual employee may be granted options to purchase more than an aggregate of 500,000 shares of Common Stock, options have maximum terms of ten years and vest annually over four years. Under the Pinnacle Plan, the Company may grant options for up to 200,000 shares of Common Stock. The exercise price of each option may not be less

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 85 percent of the market price of the Company’s Common Stock on the date of grant, options have maximum terms of ten years and vesting is determined for each grant (generally 3 to 5 years).

      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 (see note 1), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.15%, 4.59% and 4.45%; a dividend yield of 1.0%; volatility factors of the expected market price of the Company’s Common Stock of .458, .498 and .507; and a weighted-average expected life of the option of 5 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      A summary of stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001

	Options	Weighted-Average	Options	Weighted-Average	Options	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding-beginning of year	778	$28	757	$25	818	$21
Granted	34	35	279	26	209	34
Exercised	207	23	252	18	250	17
Forfeited	12	26	6	32	20	35

Outstanding-end of year	593	$30	778	$28	757	$25

Exercisable at end of year	341	$27	443	$24	534	$22
Weighted-average fair value of options granted during the year	$14.00		$19.30		$15.55

      Following is a summary of the status of fixed options outstanding at December 31, 2003:

Outstanding Options				Exercisable Options

		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	(000)	Life	Price	(000)	Price

$8 — 24	156	4 years	$17	141	$18
30 — 42	437	7 years	34	200	33

	593		30	341	27

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001

	($ in thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$29,569	$19,714	$26,198
Denominator:
Denominator for basic earnings per share — weighted average shares	15,559,785	15,233,096	14,897,175
Effect of dilutive securities:
Employee stock options (See Note 8)	111,530	116,454	144,903
Contingent stock acquisition	18,046	25,706	—

Dilutive potential common shares	129,576	142,160	144,903

Denominator for diluted earnings per share — adjusted weighted-average shares	15,689,361	15,375,256	15,042,078

Basic earnings per share	$1.90	$1.29	$1.76

Diluted earnings per share	$1.88	$1.28	$1.74

10.     Quarterly Operating Results — (Unaudited)

      Quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows:

	Three Months Ended,

	March 31	June 30	September 30	December 31

	($ in thousands, except per share data)
2003
Revenues	$38,538	$39,423	$43,260	$48,715
Gross profit	15,079	16,938	19,075	21,842
Net income	5,710	6,444	8,114	9,301
Earnings per share:
Basic	$0.37	$0.42	$0.52	$0.59
Diluted	$0.37	$0.41	$0.52	$0.59
2002
Revenues	$29,311	$29,651	$35,484	$31,862
Gross profit	11,678	11,970	15,000	12,988
Net income	5,029	4,976	5,814	3,895
Earnings per share:
Basic	$0.34	$0.33	$0.38	$0.25
Diluted	$0.33	$0.33	$0.37	$0.25

      Quarterly data may not sum to full year data reported in the consolidated financial statements due to rounding.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Sales to Customers

      The following schedule presents the percentages of total revenues related to the Company’s three major customers for the three-year period ended December 31, 2003:

	Major Customers

	A	B	C	Others	Total

2003	30.1%	16.5%	24.3%	29.1%	100%
2002	35.0%	20.0%	23.6%	21.4%	100%
2001	33.8%	22.8%	24.4%	19.0%	100%

12.     Geographic Information

      Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

	2003	2002	2001

	($ in millions)
Long-lived assets:
United States	$124.1	$119.4	$76.5
International (primarily China)	14.4	11.8	6.0

Total	$138.5	$131.2	$82.5

      Revenues outside the United States accounted for 36%, 30% and 27% of the Company’s revenues for 2003, 2002, and 2001, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2003	2002	2001

	($ in millions)
Revenues:
United States	$108.0	$88.0	$100.4
Canada	18.1	13.0	11.1
Other international	43.8	25.3	25.7

Total	$169.9	$126.3	$137.2

13.     Benefit Plans

      The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The increase in savings contributions beginning in 2002 is due to additional employment related to expansions and the acquisition of Pinnacle Technologies, Inc. on May 31, 2002. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2003	2002	2001

	($ in thousands)
Contributions:
Profit sharing	$719	$425	$500
Savings	431	338	201

	$1,150	$763	$701

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Commitments

      In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement required the Company to purchase from the supplier at least 80 percent of the Company’s estimated annual requirements of kaolin for its Eufaula plant. For the years ended December 31, 2003, 2002 and 2001, the Company purchased from the supplier $2.6 million, $2.2 million and $3.7 million, respectively, of kaolin under the agreement. In June 2003, the Company entered into a new agreement with the supplier. The new agreement supercedes and replaces the 1995 agreement. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices.

      In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003 and requires the Company to accept delivery from the contractor of at least 80% of the McIntyre plant’s annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims. For the year ended December 31, 2003, the Company purchased $0.5 million of kaolin under the agreement.

      In January 2003, the Company entered into an agreement with a supplier to purchase bauxite for production at its plants in New Iberia, Louisiana, and McIntyre, Georgia. The term of the agreement is three years commencing January 1, 2003 and requires the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also has provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year. For the year ended December 31, 2003, the Company purchased $7.5 million of bauxite under the agreement.

      In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The agreements require the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. For the year ended December 31, 2003, the Company purchased approximately $0.4 million of material under the agreements.

      The Company has entered into a lease agreement with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. Pursuant to this agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre manufacturing facility and leases the facility to the Company for an annual rental fee of $35,000 per year through the year 2016. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $71.4 million at December 31, 2003) in the accompanying financial statements.

      The Company was in compliance with the terms of all agreements in existence at December 31, 2003.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Employment Agreements

      The Company has an employment agreement with its President through December 31, 2004 that extends automatically for successive one-year periods without prior written notice. The agreement provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus, and all outstanding stock options granted to the President will become fully exercisable. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.

      The Company has an employment agreement with the President of Pinnacle Technologies, Inc. through May 31, 2007. The agreement provides for an annual base salary and incentive bonus. The term of the agreement may be terminated by the Company or the President of Pinnacle Technologies, Inc. for any reason. The agreement contains a non-competition covenant that is effective for one year beyond the term of the agreement.

16.     Legal Proceedings and Judgment

      In November 2002, a judgment was entered in a lawsuit in which a state court jury in Texas found the Company liable for tortious interference with a contract between Proppant Technology, Inc. and its supplier. The Company believes that it did not act improperly in this matter but appealed only the amount of the judgment. In December 2003 the Company dropped its appeal of the amount of the judgment and settled the claim for an amount that was not significantly different than the $993,000 reserve established in 2002. The Company paid the settlement amount in January 2004.

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

EXHIBIT INDEX

3.1	Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
3.2	Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)
4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 to registrant’s Form 8-A Registration Statement No. 001-15903)
10.1	Second Amended and Restated Credit Agreement dated as of December 31, 2000, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)
10.2	Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.3	Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.4	Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc.*
10.5	Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.6	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.7	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.8	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
10.9	Form of Employment Agreement between CARBO Ceramics Inc. and C. Mark Pearson
10.10	Form of Employment Agreement between CARBO Ceramics Inc. and Christopher A. Wright (incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
10.11	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant’s Form S-8 Registration Statement No. 333-91252)
10.12	Lease Agreement dated as of November 1, 2003, between the Development Authority of Wilkinson Count and CARBO Ceramics Inc.
14	Code of ethics
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Certain portions of Exhibit 10.4 have been omitted based upon a request for confidential treatment. These portions have been filed separately with the Securities and Exchange Commission.