Form 10-Q
period 2004-03-31
CARBO CERAMICS INC
filed 2004-04-23
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                   .

Commission File No. 0-28178

CARBO CERAMICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	72-1100013 (I.R.S. Employer Identification Number)

6565 MacArthur Boulevard
Suite 1050
Irving, Texas 75039

(Address of principal executive offices)

(972) 401-0090

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of April 21, 2004, 15,902,382 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,178	$38,714
Trade accounts receivable	37,409	30,395
Inventories:
Finished goods	13,723	14,004
Raw materials and supplies	6,783	6,433

Total inventories	20,506	20,437
Prepaid expenses and other current assets	1,030	1,086
Deferred income taxes	2,183	2,077

Total current assets	108,306	92,709
Property, plant and equipment:
Land and land improvements	1,958	1,958
Land-use and mineral rights	5,052	5,052
Buildings	12,856	12,826
Machinery and equipment	133,343	132,973
Construction in progress	14,912	11,011

Total	168,121	163,820
Less accumulated depreciation	49,860	47,156

Net property, plant and equipment	118,261	116,664
Goodwill	21,840	21,840
Intangible assets, net	3,977	3,911

Total assets	$252,384	$235,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,671	$5,599
Accrued payroll and benefits	3,158	4,680
Accrued freight	1,723	1,076
Accrued utilities	1,630	1,645
Accrued income taxes	2,999	38
Retainage related to construction in progress	384	265
Provision for legal judgment	—	975
Other accrued expenses	2,214	2,154

Total current liabilities	18,779	16,432
Deferred income taxes	19,289	18,553
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,898,882 and 15,733,432 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	159	157
Additional paid-in capital	86,660	80,534
Unearned stock compensation	(198)	(253)
Retained earnings	127,736	119,743
Accumulated other comprehensive income (loss)	(41)	(42)

Total shareholders’ equity	214,316	200,139

Total liabilities and shareholders’ equity	$252,384	$235,124

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues	$50,011	$38,538
Cost of sales	29,230	24,672

Gross profit	20,781	13,866
Selling, general and administrative expenses	5,687	4,669
Start-up costs	—	80

Operating profit	15,094	9,117
Other income (expense):
Net interest income	60	37
Other, net	62	(45)

	122	(8)

Income before income taxes	15,216	9,109
Income taxes	5,648	3,399

Net income	$9,568	$5,710

Earnings per share:
Basic	$0.60	$0.37

Diluted	$0.60	$0.37

Other information:
Dividends declared per common share	$0.10	$0.09

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Operating activities
Net income	$9,568	$5,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,704	2,225
Amortization	149	120
Deferred income taxes	630	(24)
Non-cash stock option expense	55	90
Changes in operating assets and liabilities:
Trade accounts receivable	(7,014)	(4,350)
Inventories	(69)	(812)
Prepaid expenses and other current assets	56	(236)
Accounts payable	1,072	812
Accrued payroll and benefits	(1,522)	(826)
Accrued freight	647	169
Accrued utilities	(15)	1,070
Accrued income taxes	4,990	418
Provision for legal judgment	(975)	(993)
Other accrued expenses	60	186

Net cash provided by operating activities	10,336	3,559
Investing activities
Capital expenditures, net	(4,397)	(8,447)

Net cash used in investing activities	(4,397)	(8,447)
Financing activities
Proceeds from exercise of stock options	4,099	166
Dividends paid	(1,575)	(1,394)

Net cash provided by (used in) financing activities	2,524	(1,228)

Net increase (decrease) in cash and cash equivalents	8,463	(6,116)
Effect of exchange rate changes on cash	1	(8)
Cash and cash equivalents at beginning of period	38,714	24,447

Cash and cash equivalents at end of period	$47,178	$18,323

Supplemental cash flow information
Interest paid	$—	$11

Income taxes paid	$28	$3,005

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries (the “Company”): CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc., CARBO Ceramics (China) Company Limited, CARBO Ceramics Cyprus Limited, CARBO Ceramics (Eurasia) LLC and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

2.	Reclassification of Handling Costs

     Beginning January 1, 2004, the Company has included handling costs in cost of sales. Handling costs, including labor and overhead to maintain finished goods inventory, costs of operating distribution facilities and depreciation of those facilities, were charged to selling, general and administrative expenses prior to January 1, 2004. Because handling costs tend to vary directly with sales activity and can impact shipping costs, the Company decided that handling costs would be better classified as cost of sales. Shipping costs, which consist of transportation costs associated with delivery of the Company’s products to customers, are classified as cost of sales. Handling costs included in the 2003 financial statements have been reclassified as cost of sales to conform to the 2004 presentation. The reclassification had no effect on net income.

3.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$9,568	$5,710
Denominator:
Denominator for basic earnings per share- weighted-average shares	15,816,450	15,486,524
Effect of dilutive securities:
Employee stock options	121,305	90,053
Contingent stock-acquisition	—	43,640

Dilutive potential common shares	121,305	133,693

Denominator for diluted earnings per share- adjusted weighted-average shares	15,937,755	15,620,217

Basic earnings per share	$0.60	$0.37

Diluted earnings per share	$0.60	$0.37

     During the three months ended March 31, 2004, employees exercised stock options to acquire 165,450 common shares at a weighted-average exercise price of $24.77 per share. The Company recognized a related income tax benefit of $2,029, which was credited directly to shareholders’ equity.

     During the three months ended March 31, 2003, employees exercised stock options to acquire 8,400 common shares at a weighted-average exercise price of $19.70 per share. The Company recognized a related income tax benefit of $45, of which $23 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies, Inc.

4.	Stock-Based Compensation

     The Company accounts for its employee stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, no stock-based employee compensation cost is reflected in net income, as most options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$9,568	$5,710
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	35	57
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(265)	(300)

Pro forma net income	$9,338	$5,467

Earnings per share:
Basic - as reported	$0.60	$0.37

Basic - pro forma	$0.59	$0.35

Diluted - as reported	$0.60	$0.37

Diluted - pro forma	$0.59	$0.35

5.	Dividends Paid

     On January 14, 2004, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on January 30, 2004. The dividend was paid on February 16, 2004.

6.	Comprehensive Income

     Comprehensive income was as follows:

	Three months ended
	March 31,
	2004	2003
Net income	$9,568	$5,710
Foreign currency translation adjustment	1	(8)

Comprehensive income	$9,569	$5,702

7.	Legal Proceedings

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2003). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets, accounting for legal contingencies and accounting for business acquisitions. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2003 and there have been no changes in the Company’s evaluation of its critical accounting policies.

Results of Operations

Three Months Ended March 31, 2004

Revenues. Revenues of $50.0 million for the quarter ended March 31, 2004 represent a 30% increase over the first quarter of 2003. This increase was mainly due to increased volume of proppant sales in Russia, Canada and the U.S. Worldwide proppant sales volume of 172 million pounds in the first quarter of 2004 eclipsed the previous quarterly record of 164 million pounds set in the fourth quarter of 2003 and represents a 31% increase over last year’s first quarter. North American sales volume rose 21% from the first quarter of 2003 due to a 29% increase in the U.S. natural gas rig count. Sales volume in the Rocky Mountain, East Texas and Mid-continent regions of the U.S. increased significantly, while the South Texas and Gulf of Mexico regions declined compared to the previous year. Sales volume in Canada increased 40% with only a 7% increase in the Canadian rig count. Overseas sales volume increased 91% compared to the first quarter of 2003 primarily due to increased market penetration. The increase in overseas sales was led by increased sales in Russia, where the Company also achieved record quarterly sales volume. Overseas sales volume accounted for 21% of total proppant sales volume for the quarter. First quarter 2004 average selling price of $0.270 per pound of proppant declined approximately 1% from the first quarter 2003 average selling price of $0.273 per pound due to a shift in the mix of products sold rather than a change in prices for the Company’s products. Revenues for the first quarter of 2004 and 2003 include $3.6 million and $2.8 million, respectively, from Pinnacle Technologies, Inc.

Reclassification of Handling Costs. Beginning January 1, 2004, the Company has included handling costs in cost of sales. Handling costs, including labor and overhead to maintain finished goods inventory, costs of operating distribution facilities and depreciation of those facilities, were charged to selling, general and administrative expenses prior to January 1, 2004. Because handling costs tend to vary directly with sales activity and can impact shipping costs, the Company decided that handling costs would be better classified as cost of sales. Shipping costs, which consist of transportation costs associated with delivery of the Company’s products to customers, are classified as cost of sales. Handling costs included in the 2003 financial statements have been reclassified as cost of sales to conform to the 2004 presentation. The following discussions of gross profit and selling, general and administrative expenses reflect the reclassification. The reclassification had no effect on net income.

Handling costs for the quarters ended March 31, 2004 and 2003 were $1.5 million and $1.2 million, respectively, and as a percentage of revenues were 2.9% and 3.1%, respectively. Handling costs in the future are expected to be approximately 3.0% of revenues.

Gross Profit. Gross profit for the first quarter of 2004 was $20.8 million, or 42% of sales, compared to $13.9 million, or 36% of sales, for the first quarter of 2003. The increase in gross profit margin was primarily due to improved utilization of manufacturing plants, increased sales of higher-margin ceramic proppants and reduced manufacturing costs resulting from a decrease in the average cost of natural gas from the first quarter of 2003. Our plants operated on average at 94% of manufacturing capacity during the first quarter of 2004, compared to 80% for the first quarter of 2003. Production rates in the first quarter of 2004 also benefited from capacity expansions completed in the first quarter of 2003. Conversely, production rates in last year’s first quarter suffered from scheduled shutdowns at our McIntyre, Georgia and New Iberia, Louisiana facilities in order to bring newly installed equipment online while completing these expansions.

Selling, General and Administrative Expenses (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $5.7 million for the first quarter of 2004 compared to $4.7 million for the corresponding period of 2003. The increase was due to increased marketing, business development and research activities and additions to administrative functions to support current activity levels and planned future growth. Selling, general and administrative expenses were 11% of sales for the quarter ended March 31, 2004 compared to 12% for the quarter ended March 31, 2003. The decline as a percentage of sales is due to the increase in sales, partially offset by the increase in expenses. Start-up costs of $0.1 million in the first quarter of 2003 were related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility.

Income Tax Expense. Income tax expense of $5.6 million for the quarter ended March 31, 2004 increased 66% over the first quarter of 2003 primarily due to the increase in taxable income resulting from the Company’s improved performance.

Liquidity and Capital Resources

Cash and cash equivalents totaled $47.2 million as of March 31, 2004, an increase of $8.5 million from December 31, 2003. The Company generated $10.3 million cash from operations and received $4.1 million from employee exercises of stock options. Uses of cash included capital spending of $4.4 million and cash dividends of $1.6 million. Major capital spending includes $2.0 million for expansion of the China facility.

The Company’s current intention, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock. The Company has total projected capital expenditures of $20.0 million to $25.0 million for the remainder of 2004, including final spending on the expansion of the China facility, which is expected to be complete by mid 2004, and initial spending on a new manufacturing facility in Wilkinson County, Georgia, which is expected to be complete by the end of 2005.

The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2004, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2004. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Outlook

The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. However, sales volume in the second quarter of 2004 may decline up to 10% due to the normal seasonal slowdown in fracturing activity that occurs during the spring thaw in Canada. The Company expects to continue operating all of its manufacturing facilities at near full capacity and will build finished goods inventory if demand declines during the second quarter.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2004:

	Payments due in period
		Less than	1 - 3	4 - 5	More than
($ in thousands)	Total	1 year	years	years	5 years
Operating lease obligations:
- Primarily railroad equipment	$5,039	$1,380	$2,239	$1,111	$309
Purchase obligations:
- Natural gas contracts	6,908	6,448	460	—	—
- Raw materials contracts	11,340	6,480	4,860	—	—

Total contractual obligations	$23,287	$14,308	$7,559	$1,111	$309

Forward-Looking Information

The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, changes in demand for our products, changes in the demand for, or price of, oil and natural gas, risks of increased competition, technological, manufacturing and product development risks, loss of key customers, changes in government regulations, foreign and domestic political and legislative risks, the risks of war and international and domestic terrorism, risks associated with foreign operations and foreign currency exchange rates and controls, weather-related risks and other risks and uncertainties. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2004. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of March 31, 2004, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended March 31, 2004, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

Reclassification of Handling Costs. Beginning January 1, 2004, the Company has included handling costs in cost of sales. Handling costs, including labor and overhead to maintain finished goods inventory, costs of operating distribution facilities and depreciation of those facilities, were charged to selling, general and administrative expenses prior to January 1, 2004. Because handling costs tend to vary directly with sales activity and can impact shipping costs, the Company decided that handling costs would be better classified as cost of sales. Shipping costs, which consist of transportation costs associated with delivery of the Company’s products to customers, are classified as cost of sales. Handling costs included in prior year financial statements have been reclassified as cost of sales to conform to the 2004 presentation. The reclassification had no effect on net income. Handling costs for each of the years ended December 31, 2003, 2002 and 2001 were $5.3 million, $4.1 million and $3.9 million, respectively, representing 3.1%, 3.2% and 2.9% of revenues, respectively.

The prior year financial statements, as reclassified, are presented below.

	Years ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)
Revenues	$169,936	$126,308	$137,226
Cost of sales	102,316	78,753	82,919

Gross profit	67,620	47,555	54,307
Selling, general and administrative expenses	19,827	14,783	14,697
Start-up costs	80	1,099	35
Provision for legal judgment	(18)	993	–
Loss on disposal of equipment	717	–	–

Operating profit	47,014	30,680	39,575
Other income (expense):
Interest income	204	500	891
Interest expense	(13)	(14)	(1)
Other, net	(118)	77	216

	73	563	1,106

Income before income taxes	47,087	31,243	40,681
Income taxes	17,518	11,529	14,483

Net income	$29,569	$19,714	$26,198

Earnings per share:
Basic	$1.90	$1.29	$1.76

Diluted	$1.88	$1.28	$1.74

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

     b. Reports on Form 8-K

On February 4, 2004, the Company furnished a report on Form 8-K concerning its press release announcing fourth quarter and 2003 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ C. Mark Pearson
C. Mark Pearson
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer

Date: April 23, 2004

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.