Form 10-Q
period 2004-06-30
CARBO CERAMICS INC
filed 2004-07-21
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

(972) 401-0090

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X]  No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).        Yes [X]  No[  ]

     As of July 19, 2004, 15,956,737 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$51,011	$38,714
Trade accounts receivable, net	38,481	30,395
Inventories:
Finished goods	12,766	14,004
Raw materials and supplies	7,699	6,433

Total inventories	20,465	20,437
Prepaid expenses and other current assets	1,979	1,086
Deferred income taxes	2,288	2,077

Total current assets	114,224	92,709
Property, plant and equipment:
Land and land improvements	1,958	1,958
Land-use and mineral rights	5,247	5,052
Buildings	14,040	12,826
Machinery and equipment	138,688	132,973
Construction in progress	11,507	11,011

Total	171,440	163,820
Less accumulated depreciation	51,993	47,156

Net property, plant and equipment	119,447	116,664
Goodwill	21,840	21,840
Intangible assets, net	4,039	3,911

Total assets	$259,550	$235,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,282	$5,599
Accrued payroll and benefits	4,093	4,680
Accrued freight	1,030	1,076
Accrued utilities	1,839	1,645
Accrued income taxes	445	38
Retainage related to construction in progress	327	265
Provision for legal judgment	—	975
Other accrued expenses	3,075	2,154

Total current liabilities	15,091	16,432
Deferred income taxes	20,025	18,553
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,937,807 and 15,733,432 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	159	157
Additional paid-in capital	89,496	80,534
Unearned stock compensation	(1,198)	(253)
Retained earnings	136,000	119,743
Accumulated other comprehensive income (loss)	(23)	(42)

Total shareholders’ equity	224,434	200,139

Total liabilities and shareholders’ equity	$259,550	$235,124

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$52,350	$39,423	$102,361	$77,961
Cost of sales	30,471	23,804	59,701	48,476

Gross profit	21,879	15,619	42,660	29,485
Selling, general and administrative expenses	6,155	4,598	11,842	9,267
Start-up costs	—	—	—	80
Loss on disposal of equipment	49	717	49	717

Operating profit	15,675	10,304	30,769	19,421
Other income (expense):
Interest income	74	42	134	90
Interest expense	(2)	—	(2)	(11)
Other, net	27	(69)	89	(114)

	99	(27)	221	(35)

Income before income taxes	15,774	10,277	30,990	19,386
Income taxes	5,917	3,833	11,565	7,232

Net income	$9,857	$6,444	$19,425	$12,154

Earnings per share:
Basic	$0.62	$0.42	$1.22	$0.78

Diluted	$0.61	$0.41	$1.21	$0.78

Other information:
Dividends declared per common share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2004	2003
Operating activities
Net income	$19,425	$12,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,495	4,595
Amortization	275	250
Deferred income taxes	1,261	284
Loss on disposal of equipment	49	717
Non-cash stock compensation expense	178	165
Changes in operating assets and liabilities:
Trade accounts receivable	(8,086)	(5,242)
Inventories	(28)	(3,296)
Prepaid expenses and other current assets	(893)	(939)
Accounts payable	(1,317)	1,755
Accrued payroll and benefits	(587)	39
Accrued freight	(46)	(57)
Accrued utilities	194	363
Accrued income taxes	2,958	(1,041)
Provision for legal judgment	(975)	(993)
Other accrued expenses	921	246

Net cash provided by operating activities	18,824	9,000
Investing activities
Capital expenditures, net	(8,668)	(12,945)
Purchase of Pinnacle Technologies, Inc.	—	(909)

Net cash used in investing activities	(8,668)	(13,854)
Financing activities
Proceeds from exercise of stock options	5,290	551
Dividends paid	(3,168)	(2,789)

Net cash provided by (used in) financing activities	2,122	(2,238)

Net increase (decrease) in cash and cash equivalents	12,278	(7,092)
Effect of exchange rate changes on cash	19	(10)
Cash and cash equivalents at beginning of period	38,714	24,447

Cash and cash equivalents at end of period	$51,011	$17,345

Supplemental cash flow information
Interest paid	$2	$11

Income taxes paid	$7,346	$7,989

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. In addition, the consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries (the “Company”): CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc., CARBO Ceramics (China) Company Limited, CARBO Ceramics Cyprus Limited, CARBO Ceramics (Eurasia) LLC, CARBO Ceramics LLC and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

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

3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$9,857	$6,444	$19,425	$12,154
Denominator:
Denominator for basic earnings per share—Weighted-average shares	15,925,647	15,515,589	15,871,049	15,501,137
Effect of dilutive securities:
Employee stock options	129,629	121,284	125,467	105,669
Nonvested stock awards	9,763	—	4,881	—
Contingent stock – acquisition	—	38,827	—	41,211

Dilutive potential common shares	139,392	160,111	130,348	146,880

Denominator for diluted earnings per share— adjusted weighted-average shares	16,065,039	15,675,700	16,001,397	15,648,017

Basic earnings per share	$0.62	$0.42	$1.22	$0.78

Diluted earnings per share	$0.61	$0.41	$1.21	$0.78

     During the six months ended June 30, 2004, employees exercised stock options to acquire 204,375 common shares at a weighted-average exercise price of $25.88 per share. The Company recognized a related income tax benefit of $2,551, which was credited directly to shareholders’ equity.

     During the six months ended June 30, 2003, employees exercised stock options to acquire 31,225 common shares at a weighted-average exercise price of $17.64 per share. The Company recognized a related income tax benefit of $229, of which $118 was credited directly to shareholders’ equity, $23 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies and $88 was used to offset a previously recognized deferred income tax benefit.

4. Stock-Based Compensation

     On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 250,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participant to satisfy tax withholding obligations. No more than 50,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to awards lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. During the second quarter 2004, the Company granted awards for 18,430 shares under the plan and recorded $1,123 in unearned stock compensation cost, net of 350 shares that were forfeited.

     The Company accounts for its employee stock plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, compensation expense is recognized to the extent the exercise price of the award is less than the market value of the underlying common stock. In general, restricted stock awards under the 2004 Plan have no exercise price while stock options granted under the option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$9,857	$6,444	$19,425	$12,154
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	77	47	112	104
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(322)	(289)	(587)	(589)

Pro forma net income	$9,612	$6,202	$18,950	$11,669

Earnings per share:
Basic - as reported	$0.62	$0.42	$1.22	$0.78

Basic - pro forma	$0.60	$0.40	$1.19	$0.75

Diluted - as reported	$0.61	$0.41	$1.21	$0.78

Diluted - pro forma	$0.60	$0.40	$1.18	$0.75

5. Dividends Paid

     On April 13, 2004, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on April 30, 2004. The dividend was paid on May 14, 2004.

6. Comprehensive Income

     Comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$9,857	$6,444	$19,425	$12,154
Foreign currency translation adjustment	18	(2)	19	(10)

Comprehensive income	$9,875	$6,442	$19,444	$12,144

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2003). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets, accounting for legal contingencies and accounting for business acquisitions. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2003 and there have been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.

Results of Operations

Three Months Ended June 30, 2004

Revenues. Revenues of $52.3 million for the quarter ended June 30, 2004 increased 33% over the same period a year earlier, setting a new quarterly record for revenues. The improvement in revenue was largely due to a 29% increase in ceramic proppant sales volume. Worldwide sales totaled 170 million pounds for the quarter, with North American sales volume up 18% and overseas volume up 59% over the second quarter of 2003. The increase in North American activity was primarily due to increased sales in the U.S. and Canada. U.S. sales volume increased 11% versus last year’s second quarter as sales continued to rise with the rig count. The U.S. natural gas rig count increased by 17% compared to the same period a year ago and 5% over the first quarter of 2004. Increases in the U.S. sales volume occurred in the Gulf of Mexico, East Texas and Rocky Mountain regions, while the South Texas region declined compared to last year’s second quarter. Sales volume in Canada for the quarter increased 93% versus the same period in 2003. Second quarter 2004 Canadian sales rebounded in June from the typical seasonal decline associated with the spring thaw, while second quarter 2003 Canadian sales were adversely affected by an extended spring break-up season caused by unusual weather conditions in the region. Overseas sales surpassed the record volume set in the third quarter of 2003. The increase in overseas volume compared to the second quarter of 2003 was led by sales volume in the Russian market.

Second quarter 2004 average selling price of $0.281 per pound for ceramic proppant increased approximately 3% over the second quarter 2003 average selling price of $0.272 per pound due primarily to a surge in demand for higher-priced, high strength products in overseas markets. Revenues for the second quarter of 2004 and 2003 include $4.4 million and $3.5 million, respectively, from Pinnacle Technologies, Inc.

Gross Profit. Gross profit for the second quarter of 2004 was $21.9 million, or 42% of sales, compared to $15.6 million, or 40% of sales, for the second quarter of 2003. The increase in gross profit margin was primarily due to improved utilization of manufacturing plants. The Company operated at approximately 96% of manufacturing capacity in the second quarter of 2004 compared to 83% in the second quarter of 2003. Record production volume was achieved during the quarter, augmented by completion of the second production line at the Company’s facility in China, which began production in June, and record production volume at the McIntyre, Georgia facility. Reduced maintenance cost and more efficient gas consumption offset the impact of higher natural gas cost compared to the second quarter of 2003.

Selling, General and Administrative (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $6.2 million for the second quarter of 2004 and $4.6 million for the corresponding period in 2003. The increase was due to expanded marketing, business development, research activities, additions to administrative support functions to support growth and higher professional fees. Selling, general and administrative expenses as a percent of revenue, at 12%, remained unchanged from the prior year’s second quarter. Other operating expenses total less than $0.1 million, and include the write-off of manufacturing assets removed from service that are determined to have no future value to the Company in its production operations. The write-off in 2003 totaling $0.7 million was for equipment disposed of in connection with the expansion of the Company’s manufacturing facility in McIntyre, Georgia.

Income Tax Expense. Income tax expense of $5.9 million for the quarter ended June 30, 2004 increased 54% over the second quarter of 2003 primarily due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 37.5% of pretax income increased slightly from 37.3% in the second quarter of 2003.

Six Months Ended June 30, 2004

Revenues. Revenues of $102.4 million for the six-month period ended June 30, 2004 surpassed revenues of $78.0 million for the same period in 2003 by 31%. The growth was driven primarily by a 30% increase in ceramic proppant sales volume, with worldwide sales totaling 342 million pounds. North American sales volume increased 20% over 2003, including a 14% increase in the U.S. and a 52% increase in Canada. Overseas sales grew 70% over last year and accounted for 27% of sales volume in 2004 versus 21% in 2003. Most of the growth occurred in the Russian market, but there was also substantial growth in the North Sea. The average selling price per pound of ceramic proppant for the first half of 2004 was $0.276 versus $0.272 for the first half of 2003. The increase is mainly due to the increase in sales of higher-priced, high strength products in overseas markets. Revenues for the first half of 2004 also included $8.1 million from Pinnacle Technologies, Inc. compared to $6.3 million for the same period in 2003.

Gross Profit. Gross profit for the six months ended June 30, 2004 was $42.7 million, or 42% of revenues, compared to $29.5 million, or 38% of revenues, for the same period in 2003. Improved utilization of manufacturing plants and increased sales of higher-margin ceramic proppants contributed to the increased margins compared to the first half of 2003. The Company operated at approximately 95% of manufacturing capacity in the first half of 2004 compared to 81% in the first half of 2003.

Selling, General and Administrative (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $11.8 million for the six months ended June 30, 2004 compared to $9.3 million for the six months ended June 30, 2003. The increase was due to expanded marketing, business development and research activities, additions to administrative support functions and higher professional fees. Other operating expenses in the first half of 2003 include a $0.7 million write-off for equipment disposed of during the expansion of the McIntyre manufacturing facility. In addition start-up costs of $0.1 million in 2003 related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility that was completed near the end of 2002.

Income Tax Expense. Income tax expense of $11.6 million for the six months ended June 30, 2004 increased 60% over the six months ended June 30, 2003 due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 37.3% of pretax income remained unchanged from the same period in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $51.0 million as of June 30, 2004, an increase of $12.3 million from December 31, 2003. The Company generated $18.8 million cash from operations and received $5.3 million from employee exercises of stock options. Uses of cash included capital spending of $8.7 million and cash dividends of $3.1 million. Capital spending on major projects includes $2.4 million for expansion of the China facility and $1.6 initial spending toward a new manufacturing facility to be constructed in Wilkinson County, Georgia.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On July 13, 2004, the Company’s Board of Directors voted to increase the quarterly dividend paid to shareholders of the Company’s common stock by 20% to $0.12 per share. The Company has total projected capital expenditures of $15.0 million to $20.0 million for the remainder of 2004, including spending of approximately $14.0 million on a new manufacturing facility in Wilkinson County, Georgia, construction of which is expected to be complete by the end of 2005. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of $62.0 million. Permitting work on the new facility is progressing on schedule; and initial clearing and grading of the property has begun. The Company expects to break ground on the facility in the fourth quarter of this year.

The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2004, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures through 2004. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Outlook

The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year. Effective July 2004, the Company increased the list price on each of its proppant products by $0.01 per pound but does not expect to realize the full benefit of the increase in 2004 due to existing long-term commitments.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2004:

	Payments due in period
		Less than	1 - 3	4 - 5	More than
($ in thousands)	Total	1 year	years	years	5 years
Operating lease obligations:
- Primarily railroad equipment	$4,720	$1,442	$2,066	$1,038	$174
Purchase obligations:
- Natural gas contracts	10,475	10,475	—	—	—
- Raw materials contracts	9,720	6,480	3,240	—	—

Total contractual obligations	$24,915	$18,397	$5,306	$1,038	$174

Forward-Looking Information

The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, changes in demand for our products, changes in the demand for, or price of, oil and natural gas, risks of increased competition, technological, manufacturing and product development risks, loss of key customers, changes in government regulations, foreign and domestic political and legislative risks, the risks of war and international and domestic terrorism, risks associated with foreign operations and foreign currency exchange rates and controls, weather-related risks and other risks and uncertainties. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2004. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of June 30, 2004, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended June 30, 2004, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 13, 2004.

     b. The following matters were submitted to a vote at the meeting:

(1) the election of the following nominees as directors of Carbo Ceramics Inc. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	14,506,833	35,458
Chad C. Deaton	14,509,006	33,285
H. E. Lentz, Jr.	14,499,646	42,645
William C. Morris	14,349,807	192,484
John J. Murphy	14,499,533	42,758
C. Mark Pearson	14,509,306	32,985
Robert S. Rubin	14,499,246	43,045

(2) the ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 2004. Results of the vote were as follows: 14,492,374 for, 48,580 against, and 1,622 abstained.

(3) the ratification of the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan. Results of the vote were as follows: 13,295,787 for, 256,592 against, and 454,708 abstained.

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

     b. Reports on Form 8-K

On April 21, 2004, the Company furnished a report on Form 8-K concerning its press release announcing first quarter 2004 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ C. Mark Pearson

C. Mark Pearson
President and Chief Executive Officer

/s/ Paul G. Vitek

Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer

Date: July 21, 2004

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.