Form 10-Q
period 2004-09-30
CARBO CERAMICS INC
filed 2004-10-29
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or

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

(972) 401-0090
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of October 26, 2004, 15,975,762 shares of the registrant’s Common Stock, par value $.01 per share were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$63,678	$38,714
Trade accounts receivable, net	43,859	30,395
Inventories:
Finished goods	13,496	14,004
Raw materials and supplies	5,556	6,433

Total inventories	19,052	20,437
Prepaid expenses and other current assets	1,812	1,086
Deferred income taxes	2,596	2,077

Total current assets	130,997	92,709
Property, plant and equipment:
Land and land improvements	1,958	1,958
Land-use and mineral rights	5,248	5,052
Buildings	14,692	12,826
Machinery and equipment	142,051	132,973
Construction in progress	12,657	11,011

Total	176,606	163,820
Less accumulated depreciation	55,060	47,156

Net property, plant and equipment	121,546	116,664
Goodwill	21,840	21,840
Intangible assets, net	4,101	3,911

Total assets	$278,484	$235,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,170	$5,599
Accrued payroll and benefits	5,824	4,680
Accrued freight	1,492	1,076
Accrued utilities	1,768	1,645
Accrued income taxes	1,627	38
Retainage related to construction in progress	629	265
Provision for legal judgment	—	975
Other accrued expenses	2,458	2,154

Total current liabilities	19,968	16,432
Deferred income taxes	23,724	18,553
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,951,957 and 15,733,432 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	159	157
Additional paid-in capital	90,142	80,534
Unearned stock compensation	(1,066)	(253)
Retained earnings	145,581	119,743
Accumulated other comprehensive income (loss)	(24)	(42)

Total shareholders’ equity	234,792	200,139

Total liabilities and shareholders’ equity	$278,484	$235,124

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$58,482	$43,260	$160,843	$121,221
Cost of sales	33,126	25,487	92,827	73,963

Gross profit	25,356	17,773	68,016	47,258
Selling, general and administrative expenses	7,312	4,890	19,154	14,157
Start-up costs	—	—	—	80
Loss on disposal of equipment	—	—	49	717

Operating profit	18,044	12,883	48,813	32,304
Other income (expense):
Interest income	181	54	315	144
Interest expense	—	(1)	(2)	(12)
Other, net	(41)	(19)	48	(133)

	140	34	361	(1)

Income before income taxes	18,184	12,917	49,174	32,303
Income taxes	6,687	4,803	18,252	12,035

Net income	$11,497	$8,114	$30,922	$20,268

Earnings per share:
Basic	$0.72	$0.52	$1.95	$1.31

Diluted	$0.72	$0.52	$1.93	$1.29

Other information:
Dividends declared per common share	$0.12	$0.10	$0.32	$0.28

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Operating activities
Net income	$30,922	$20,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,562	7,286
Amortization	401	370
Deferred income taxes	4,652	1,448
Loss on disposal of equipment	49	717
Non-cash stock compensation expense	310	238
Changes in operating assets and liabilities:
Trade accounts receivable	(13,464)	(4,374)
Inventories	1,385	(3,476)
Prepaid expenses and other current assets	(726)	(881)
Accounts payable	571	1,453
Accrued payroll and benefits	1,144	841
Accrued freight	416	235
Accrued utilities	123	388
Accrued income taxes	4,345	558
Provision for legal judgment	(975)	(993)
Other accrued expenses	304	222

Net cash provided by operating activities	38,019	24,300
Investing activities
Capital expenditures, net	(13,720)	(17,038)
Purchase of Pinnacle Technologies, Inc.	—	(909)

Net cash used in investing activities	(13,720)	(17,947)
Financing activities
Proceeds from exercise of stock options	5,731	1,082
Dividends paid	(5,084)	(4,344)

Net cash provided by (used in) financing activities	647	(3,262)

Net increase in cash and cash equivalents	24,946	3,091
Effect of exchange rate changes on cash	18	(25)
Cash and cash equivalents at beginning of period	38,714	24,447

Cash and cash equivalents at end of period	$63,678	$27,513

Supplemental cash flow information
Interest paid	$2	$12

Income taxes paid	$9,255	$10,029

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

3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$11,497	$8,114	$30,922	$20,268
Denominator:
Denominator for basic earnings per share—weighted-average shares	15,944,648	15,561,929	15,895,761	15,521,623
Effect of dilutive securities:
Employee stock options	125,352	112,929	125,429	108,089
Nonvested stock awards	3,575	—	4,446	—
Contingent stock – acquisition	—	—	—	24,127

Dilutive potential common shares	128,927	112,929	129,875	132,216

Denominator for diluted earnings per share—adjusted weighted-average shares	16,073,575	15,674,858	16,025,636	15,653,839

Basic earnings per share	$0.72	$0.52	$1.95	$1.31

Diluted earnings per share	$0.72	$0.52	$1.93	$1.29

     During the nine months ended September 30, 2004, employees exercised stock options to acquire 218,525 common shares at a weighted-average exercise price of $26.23 per share. The Company recognized a related income tax benefit of $2,756, which was credited directly to shareholders’ equity.

     During the nine months ended September 30, 2003, employees exercised stock options to acquire 53,725 common shares at a weighted-average exercise price of $20.15 per share. The Company recognized a related income tax benefit of $354, of which $243 was credited directly to shareholders’ equity, $23 was recorded as a reduction of goodwill for exercises of vested stock options assumed in the May 31, 2002 acquisition of Pinnacle Technologies and $88 was used to offset a previously recognized deferred income tax benefit.

4. Stock-Based Compensation

     On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 250,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participant to satisfy tax withholding obligations. No more than 50,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to awards lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. Since inception of the plan in 2004, the Company granted awards for 18,430 shares under the plan and recorded $1,123 in unearned stock compensation cost, net of 350 shares that were forfeited.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$11,497	$8,114	$30,922	$20,268
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	83	46	195	150
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(338)	(241)	(925)	(830)

Pro forma net income	$11,242	$7,919	$30,192	$19,588

Earnings per share:
Basic - as reported	$0.72	$0.52	$1.95	$1.31

Basic - pro forma	$0.71	$0.51	$1.90	$1.26

Diluted - as reported	$0.72	$0.52	$1.93	$1.29

Diluted - pro forma	$0.70	$0.51	$1.88	$1.25

5. Dividends Paid

     On July 13, 2004, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on July 30, 2004. The dividend was paid on August 16, 2004.

6. Comprehensive Income

     Comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,497	$8,114	$30,922	$20,268
Foreign currency translation adjustment	(1)	(15)	18	(25)

Comprehensive income	$11,496	$8,099	$30,940	$20,243

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

Results of Operations

Three Months Ended September 30, 2004

Revenues. Revenues of $58.5 million for the quarter ended September 30, 2004 increased 35% over the same period a year earlier and represent a new quarterly revenue record as well as the seventh consecutive increase in quarterly revenues. The increase was primarily due to a 21% improvement in ceramic proppant sales volume, a 6% increase in the average selling price of ceramic proppant and record performance by Pinnacle Technologies, Inc.

Worldwide proppant sales totaled a record 182 million pounds for the quarter, with overseas volume up 80% and North American sales volume remaining relatively flat at a 1% increase compared to the third quarter of 2003. North American activity was sustained by increased Canadian sales while U.S. sales experienced a slight decline. U.S. sales volume fell 2% versus last year’s third quarter as decreases in South Texas, the Rocky Mountains and Gulf of Mexico overshadowed increases in the Mid-Continent and East Texas regions. Product shortages contributed to the drop off in the Rocky Mountains while Gulf of Mexico activity was adversely impacted by an active hurricane season. Canadian sales volume improved 13% versus last year’s third quarter, despite curtailed activity caused by heavy rains during the period. Overseas sales surpassed the record volume set in the second quarter of 2004. The increase in overseas volume compared to the third quarter of 2003 was led by shipments into Russia. For the quarter, overseas shipments accounted for 37% of total sales volume compared to 25% for the third quarter of 2003 and sales outside the U.S. accounted for 50% of total sales volume compared to 38% for the third quarter of 2003.

Third quarter 2004 average selling price of $0.279 per pound for ceramic proppant increased 6% over the third quarter 2003 average selling price of $0.264. The increase was mostly due to an upsurge in sales of higher-priced, high strength products in overseas markets combined with the impact of a price increase that went into effect in July 2004 and an increase in pass-through charges for resin-coating of proppant shipped to the North Sea and Russia. Revenues for the third quarter of 2004 include a record $7.8 million from Pinnacle Technologies, Inc. compared to $3.6 million for the third quarter of 2003. The increase in Pinnacle revenue is due largely to increased fracture mapping activity in the Rocky Mountain and North Texas markets.

Gross Profit. Gross profit for the third quarter of 2004 was $25.4 million, or 43% of sales, compared to $17.8 million, or 41% of sales, for the third quarter of 2003. The increase in gross profit margin was primarily due to increased sales of higher-margin ceramic proppant products, the effect of a price increase implemented during the quarter and record quarterly results of Pinnacle Technologies, Inc. Plant utilization improved slightly, as manufacturing facilities operated at 103% of manufacturing capacity versus 97% during last year’s third quarter. However, this improvement in utilization had minimal impact on improving gross profit margins due to the effect of a higher cost of natural gas consumed in production. The delivered cost of natural gas used in manufacturing averaged $6.91/mmbtu for the quarter compared to $5.91/mmbtu for the third quarter of 2003.

Selling, General and Administrative (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $7.3 million for the third quarter of 2004 and $4.9 million for the corresponding period in 2003. The increase was primarily due to greater marketing and administrative expenses necessary to support higher sales activity and increased business development activities in Russia.

Income Tax Expense. Income tax expense of $6.7 million for the quarter ended September 30, 2004 increased 39% over the third quarter of 2003 primarily due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 36.8% of pretax income decreased slightly from 37.2% in the third quarter of 2003 due to an increase in tax exempt interest income.

Nine Months Ended September 30, 2004

Revenues. Revenues of $160.8 million for the nine-month period ended September 30, 2004 exceeded revenues of $121.2 million for the same period in 2003 by 33%. The growth was driven primarily by a 27% increase in ceramic proppant sales volume, with worldwide sales totaling 524 million pounds. North American sales volume increased 13% compared to the first nine months of 2003, including an 8% increase in the U.S. and a 38% increase in Canada. Overseas sales grew 74% over the nine-month period ended September 30, 2003 and accounted for 30% of sales volume in the first nine months of 2004 versus 22% for the same period in 2003. Most of the growth occurred in the Russian market, with noteworthy growth also occurring in the North Sea. The average selling price per pound of ceramic proppant for the first nine months of 2004 was $0.277 versus $0.269 for the comparable period in 2003. The increase is mainly due to the increase in sales of higher-priced, high strength products in overseas markets. Revenues for the first nine months of 2004 also included $15.9 million from Pinnacle Technologies, Inc. compared to $9.9 million for the same period in 2003.

Gross Profit. Gross profit for the nine months ended September 30, 2004 was $68.0 million, or 42% of revenues, compared to $47.3 million, or 39% of revenues, for the same period in 2003. Improved utilization of manufacturing plants, increased sales of higher-margin ceramic proppants and improved performance by Pinnacle Technologies, Inc. contributed to the increased margin compared to the first nine months of 2003. The Company operated at approximately 98% of manufacturing capacity year-to-date in 2004 compared to 87% during the same period in 2003.

Selling, General and Administrative (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $19.2 million for the nine months ended September 30, 2004 compared to $14.2 million for the nine months ended September 30, 2003. The increase was primarily due to greater marketing and administrative expenses necessary to support higher sales activity, increased business development activities in Russia and increased research and product development activities. Other operating expenses in 2003 include a $0.7 million write-off for equipment disposed of during the expansion of the McIntyre manufacturing facility. In addition start-up costs of $0.1 million in 2003 related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility that was completed near the end of 2002.

Income Tax Expense. Income tax expense of $18.3 million for the nine months ended September 30, 2004 increased 52% over the nine months ended September 30, 2003 due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 37.1% of pretax income decreased slightly from 37.3% in 2003.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents totaled $63.7 million as of September 30, 2004, an increase of $25.0 million from December 31, 2003. The Company generated $38.0 million cash from operations and received $5.7 million from employee exercises of stock options. Uses of cash included capital spending of $13.7 million and cash dividends of $5.0 million. Capital spending on major projects includes $2.5 million for expansion of the China facility and $3.7 million toward a new manufacturing facility to be constructed in Wilkinson County, Georgia.

The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year. Effective July 2004, the Company increased the list price on each of its proppant products by $0.01 per pound but does not expect to realize the full benefit of the increase in 2004 due to existing long-term commitments to customers. While the outlook for Pinnacle Technologies, Inc. is favorable for the fourth quarter of 2004, it is unlikely that the record performance of the third quarter will be achieved due to the timing of projects scheduled for the fourth quarter.

During the fourth quarter of 2004, the Company will need to replace a portion of the calciner in its McIntyre, Georgia production facility. The calciner removes excess water from the locally-mined clay to prepare the clay for processing in the plant. This piece of equipment is failing prematurely and will need to have major components replaced. The repair should not impact production rates in the quarter but will result in higher operating costs and a non-cash write-off of approximately $0.7 million (on a pre-tax basis) for the remaining book value of the assets to be replaced.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On October 20, 2004, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.12 per share to shareholders of the Company’s common stock. The Company has total projected capital expenditures of $11.0 million to $14.0 million for the remainder of 2004, including spending of approximately $11.0 million on a new manufacturing facility in Wilkinson County, Georgia, construction of which is expected to be complete by the end of 2005. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of $62.0 million. Permitting work on the new facility is progressing on schedule; and initial clearing and grading of the property has begun. The Company broke ground on the facility in October 2004.

The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2004, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2004:

	Payments due in period
($ in thousands)		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Operating lease obligations:
- Primarily railroad equipment	$4,431	$1,428	$2,097	$628	$278
Purchase obligations:
- Natural gas contracts	7,726	7,726	—	—	—
- Raw materials contracts	8,100	6,480	1,620	—	—

Total contractual obligations	$20,257	$15,634	$3,717	$628	$278

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at

September 30, 2004. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of September 30, 2004, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended September 30, 2004, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)           Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: October 29, 2004

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.