Form 10-K
period 2004-12-31
CARBO CERAMICS INC
filed 2005-03-02
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2004 as reported on the New York Stock Exchange, was approximately $881,384,732. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 25, 2005, Registrant had outstanding 16,007,797 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held April 19, 2005 are incorporated by reference in Parts II and III.

PART I

Item 1.	Business
General
      CARBO Ceramics Inc. (the “Company”) is the world’s largest producer and supplier of ceramic proppant for use in the hydraulic fracturing of natural gas and oil wells. In addition, the Company is the largest provider of fracture diagnostic services through its subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”).
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
      There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin-coated sand and ceramic. Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the highest cost. The higher initial cost of ceramic proppant is justified by the fact that the use of these proppants in certain well conditions results in an increase in the production rate of oil and gas, an increase in the total oil or gas that can be recovered from the well and consequently, an increase in cash flow for the operators of the well. The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.
      Based on the Company’s internally generated market information, the Company estimates that it supplies approximately 48% of the ceramic proppant and 8% of all proppant used worldwide. During the year ended December 31, 2004, the Company generated approximately 53% of its revenues in the U.S. and 47% in international markets.
      Pinnacle provides fracture diagnostic services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. Pinnacle’s fracture simulation software FracproPT® is the most widely used model in the world. Using proprietary technology and software, Pinnacle can map fractures as they are created, providing well operators with key information regarding the dimensions and orientation of the fracture. This information is vital in optimizing the design of individual fracture treatments and well placement within a reservoir. The Company currently estimates that less than 3% of wells fractured worldwide utilize fracture diagnostics. For the year ended December 31, 2004, Pinnacle accounted for less than 10% of the Company’s total revenues, net income and operating assets.
      Demand for ceramic proppant and fracture diagnostic services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.
Products
      The Company manufactures four distinct ceramic proppants. CARBOHSPtm and CARBOPROP® are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSPtm was the original ceramic proppant and was introduced in 1979. The Company continues to manufacture and sell an improved version of this original product. CARBOHSPtm has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep gas wells. CARBOPROP®, which was introduced by the Company in 1982, is slightly lower in weight and strength than

      1 FracproPT® is a registered trademark of Gas Technology Institute and is used under license by Pinnacle.

CARBOHSPtm and was developed for use in deep gas wells that do not require the strength of CARBOHSPtm.
      CARBOLITE® and CARBOECONOPROP® are lightweight proppants designed for use in gas wells of moderate depth and shallower oil wells. CARBOLITE®, introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOLITE®, is the Company’s product most commonly used in oil wells. CARBOECONOPROP®, introduced in 1992 to compete directly with sand-based proppant, is the Company’s lowest priced product and sales volume of this product has grown at a faster rate than the Company’s other ceramic proppants. The introduction of CARBOECONOPROP® has resulted in ceramic proppant being used by operators of oil and gas wells that had not previously used ceramics. The Company believes that many of the users of CARBOECONOPROP® had previously used sand or resin-coated sand.(2)
Competition
      The Company’s chief worldwide competitor is Saint-Gobain Proppants (“Saint-Gobain”), formerly Norton Proppants. Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures ceramic proppants that directly compete with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. In addition, Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures a sintered bauxite product similar to the Company’s CARBOHSPtm, which is marketed in the United States under the name “Sinterball”. Curimbaba has notified the Company that it intends to introduce an intermediate strength ceramic proppant similar to the Company’s CARBOPROP®. The Company believes that it would be difficult for Curimbaba to introduce such a product without infringing patents held by the Company and, as described below under “Item 3. Legal Proceedings,” the Company and Curimbaba are currently involved in litigation to determine if Curimbaba’s product infringes a Company patent. The Company believes that Curimbaba has not expanded its U.S. product line to include a lightweight ceramic proppant and is unlikely to do so in light of patents held by the Company.
      In recent years, there has been an increase in the number of competitors based overseas. Borovichi Refractory Plant (“Borovichi”) is a manufacturer of ceramic proppant located in Borovichi, Russia that began producing proppant in 1996. The Company has recently learned of a second competitor in Russia, FORES Refractory Plant (“FORES”). While the Company has limited information about Borovichi and FORES, the Company believes that each of these companies currently manufactures only an intermediate strength ceramic proppant and markets its products primarily within Russia. In addition, the Company is aware of three small manufacturers located in Russia that have not produced volumes significant to impact the market to date. The Company is also aware of two principal manufacturers of ceramic proppant in China; Yixing Orient Petroleum Proppant Company, Ltd. and GuiZhou LinHai New Material Company, Ltd. Each of these companies produces intermediate strength ceramic proppants that are marketed primarily in China.
      Competition for CARBOHSPtm and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and Borovichi. The Company’s CARBOLITE® and CARBOECONOPROP® products compete primarily with ceramic proppant produced by Saint-Gobain and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., Ogelbay-Norton Company, and US Silica Company. The leading suppliers of resin-coated sand are Borden Chemical, Inc. Oilfield Products Group and Santrol, a subsidiary of Fairmount Minerals.
      The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and

      (2) CARBOHSPtm, CARBOPROP®, CARBOLITE®, and CARBOECONOPROP® are registered marks of CARBO Ceramics Inc.

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
      The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. The Company is not aware of the development of alternative products for use as proppant in the hydraulic fracturing process that would significantly impact the use of ceramic proppants. The Company believes that the main barriers to entry into the ceramic proppant industry are the patent rights held by the Company and certain of its current competitors, the “know-how” and trade secrets necessary to manufacture a competitive product and the capital costs involved in building production facilities of sufficient size to be operated efficiently.
Customers and Marketing
      The Company’s largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 65% of the Company’s 2004 revenues and approximately 71% of the Company’s 2003 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with both product quality and delivery performance.
      The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company markets its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company’s sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services and various completion engineering consultants. Beginning in 1999, the Company increased its marketing efforts to production companies and has continued to expand its relationships with production companies. The Company increased the size of its technical sales force in recent years and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppant. While the Company’s products have historically been used in very deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its education-based technical marketing efforts have allowed it to capture a greater portion of the market for sand-based proppant in recent years and will continue to do so in the future.
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
      The Company’s worldwide sales and marketing activities are coordinated by its North American and international marketing managers. The Company’s international marketing efforts in 2004 were conducted through its sales offices in Aberdeen, Scotland, and Moscow, Russia and through commissioned sales agents located in South America, China and Australia.

      The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 47%, 36% and 30% of the Company’s sales for 2004, 2003 and 2002, respectively. The increase in international sales in 2004 was primarily attributable to increased demand for the Company’s products in Russia. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	2004	2003	2002

	($ In millions)
Location
United States	$118.7	$108.0	$88.0
International	104.4	61.9	38.3

Total	$223.1	$169.9	$126.3

Distribution
      The Company maintains finished goods inventories at its plants in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Luoyang, China; and at 11 remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Jebel Ali, United Arab Emirates; Adelaide, Australia; Tianjin, China; Tyumen, Russia; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 279 rail cars for use in the distribution of its products and has plans to increase this total to approximately 440 rail cars in 2005. The increase in railcars will be necessary to support the increased volume of domestic shipments anticipated upon completion of the Company’s new manufacturing facility in Wilkinson County, Georgia. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.
Raw Materials
      Ceramic proppant is made from alumina-bearing ores (commonly referred to as clay, bauxite, bauxitic clay or kaolin, depending on the alumina content), that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable deposits are located in Australia, Brazil, China, Gabon, India, Jamaica, Russia and Surinam.
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
      The Company’s production facility in McIntyre, Georgia, uses locally mined uncalcined kaolin for the production of CARBOECONOPROP®. During 2002 and 2003, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia, which contains approximately 12 million tons of raw material suitable for production of CARBOLITE® and CARBOECONOPROP®. At current production rates, the acquired raw material would supply the needs of the McIntyre facility for a period in excess of 60 years. Based on anticipated production capacity after the planned construction of a second plant in the area, these raw material reserves would supply the needs of both plants for a period in excess of 30 years. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility’s annual kaolin requirement.
      The Company’s production facility in Luoyang, China, uses locally mined kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Each of these materials is purchased under long-term contracts with a minimum term of eight years. The contracts stipulate a fixed price subject to periodic adjustment. Under the terms of the agreement covering the purchase of bauxite, the Company has an obligation to purchase, in total, a minimum of 10,000 metric tons of bauxite per year or 100% of its annual requirements for bauxite if it purchases less than 10,000 metric tons per year. Under the terms of the agreement covering the purchase of kaolin, the Company has an obligation to purchase a minimum of 80% of its annual requirement for kaolin from a single supplier. There is no minimum purchase commitment under the terms of either agreement.
Production Process
      Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small pellets and firing the pellets in a rotary kiln.
      The Company uses two different methods to produce ceramic proppant. The Company’s plants in New Iberia, Louisiana; McIntyre, Georgia; and Luoyang, China, use a dry process (the “Dry Process”) which utilizes clay, bauxite, bauxitic clay or kaolin. The raw material is ground, pelletized and screened. The manufacturing process is completed by firing the product in a rotary kiln. The Company believes its competitors also use some form of the Dry Process to produce their ceramic proppant.
      The Company’s plant in Eufaula, Alabama, uses a wet process (the “Wet Process”), which starts with kaolin from local mines which is formed into a water slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln. The Company believes that the Wet Process is unique to its plant in Eufaula, Alabama. The Company will utilize the Wet Process in a production facility currently under construction in Wilkinson County, Georgia.
Patent Protection and Intellectual Property
      The Company makes ceramic proppant by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.
      The Company owns four U.S. patents and one Argentinean patent. Two of these U.S. patents and the foreign patent relate to the CARBOPROP® product. One of these U.S. patents relates to the CARBOLITE® and CARBOECONOPROP® products. The Company’s U.S. patents relating to the CARBOPROP® product expire in 2006. The Company’s U.S. patent relating to the CARBOLITE® and CARBOECONOPROP® products expires in 2009.
      The Company owns two U.S. patent applications (together with a number of foreign counterparts to one of the applications in foreign jurisdictions) that cover ceramic proppant and processes for making ceramic proppant. A request for continued examination of one of these patent applications will be filed with the

U.S. Patent Office in 2005. The Company also owns two U.S. patent applications (together with a number of counterparts to one of the applications in foreign jurisdictions) that cover scouring and grinding media, and processes for their preparation. The applications are in the early stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.
      The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company is currently, as described below under “Item 3. Legal Proceedings,” and may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with the Company’s main competitor have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company’s financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely to be able to produce certain of these ceramic proppants without infringing on the patent and/or licensing rights held by the Company, the above-referenced competitor or both. In addition to patent rights, the Company uses a significant amount of trade secrets, or “Know-how”, and other proprietary information and technology in the conduct of its business. None of this “Know-how” and technology is licensed to or from third parties.
      Pinnacle owns two U.S. patent applications (together with a number of counterparts to one of the applications in numerous foreign jurisdictions) that cover certain of its proprietary systems. The patent applications are in the early stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of “Know-how” and other proprietary technology in the conduct of its business, and a substantial portion of this “Know-how” and technology is licensed by Pinnacle from third parties.
Production Capacity
      The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. Prior to 1993, the Company’s production capacity was in excess of its sales requirements. Since that time, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company’s CARBOLITE® and CARBOECONOPROP® products. In 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSPtm and CARBOPROP®. In 1996, the Company commenced operation of its second 80 million-pound per year expansion of the Eufaula plant bringing total capacity at the facility to 250 million pounds per year. Subsequent modifications to the Eufaula plant and revisions to certain permits increased its capacity to 260 million pounds per year in late 2004. In 2003, the Company completed installation of additional equipment in its New Iberia facility to increase production capacity to 120 million pounds per year.
      In June 1999, the Company substantially completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant was 200 million pounds per year and the total initial cost of the plant was approximately $60 million. During 2002 and 2003, the Company spent approximately $17.2 million to expand the capacity of the McIntyre facility to 275 million pounds per year. This expansion was completed in early 2003.
      In late 2002, the Company completed construction of a new manufacturing facility in Luoyang, China, at a cost of approximately $10 million. The plant began operation on schedule in the fourth quarter of 2002 and the first commercial shipments were made from the plant in January 2003. In 2004, the Company added a second production line to the Luoyang, China facility at a cost of approximately $6 million. The second production line increased annual capacity at the Luoyang, China facility to 100 million pounds.
      In 2004, the Company began construction of a new manufacturing facility in Wilkinson County, Georgia. This facility is expected to cost $62 million, have annual capacity of 250 million pounds, and be completed at the end of 2005.
      The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

Location	Annual Capacity	Products

	(Millions of pounds)
New Iberia, Louisiana	120	CARBOHSP™ and CARBOPROP®
Eufaula, Alabama	260	CARBOLITE® and CARBOECONOPROP®
McIntyre, Georgia	275	CARBOLITE®, CARBOECONOPROP®
		CARBOHSP™ and CARBOPROP®
Luoyang, China	100	CARBOPROP® and CARBOLITE®

Total current capacity	755
      The Company generally supplies its customers with products on a just-in-time basis and operates without any material backlog.
Long-lived assets by geographic area
      Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

	2004	2003	2002

	($ In millions)
Long-lived assets:
United States	$130.2	$124.1	$119.4
International (primarily China)	17.0	14.4	11.8

Total	$147.2	$138.5	$131.2

      Risks associated with the Company’s international operations are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties — Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.”
Environmental and Other Governmental Regulations
      The Company believes that its operations are in substantial compliance with applicable federal, state and local environmental and safety laws and regulations. The Company does not anticipate any significant expenditure in order to continue to comply with such laws and regulations.
Employees
      At December 31, 2004, the Company had 426 full-time employees. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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
      The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties.”
Available Information
      The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on the Company’s internet website at http://www.carboceramics.com as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
      The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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
      The facility in McIntyre, Georgia, includes real property, consisting of approximately 36 acres, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The term of the lease commenced on September 1, 1997 and terminates on December 1, 2016. Under the terms of the lease, as amended in 2003, the Company was responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property tax incentives. The lease and a related memorandum of understanding define a negotiated value of the Company’s leasehold interest during the term of the lease. The lease also calls for annual payments of additional rent to the Development Authority of Wilkinson County. The total additional rent payments are immaterial in relation to the cost of the facility borne by the Company. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price plus payment of any additional rent due to the Development Authority of Wilkinson County through the remaining lease term.
      The facility in Luoyang, China, is located on approximately 11 acres and consists of various production and support buildings (approximately 106,000 square feet), a laboratory (approximately 6,000 square feet), and two administrative buildings (each of which is approximately 6,000 square feet).
      The Company’s customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas; Rock Springs, Wyoming; and Edmonton and Grande Prairie, Alberta, Canada.
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
      The Company’s wholly-owned subsidiary, Pinnacle Technologies, Inc., leases its corporate headquarters in San Francisco, California (approximately 6,800 square feet), and maintains leased offices totaling approximately 27,000 square feet in Houston, Texas; Centennial, Colorado; Delft, The Netherlands; and Calgary, Alberta, Canada. Pinnacle also owns its field office (approximately 2,800 square feet) in Bakersfield, California.

Item 3.	Legal Proceedings
      The Company and Curimbaba are currently involved in litigation in Texas federal district court to determine if Curimbaba’s intermediate strength product infringes a patent owned by the Company. The Company does not believe that this proceeding will have a material adverse effect on its business or its results of operations.
      From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.
Executive Officers of the Registrant
      Dr. C. Mark Pearson (age 49) has served as President and Chief Executive Officer since April 2001. Prior to assuming these positions, Dr. Pearson served as the Company’s Senior Vice President of Marketing & Technology from March 1997 to 2001. Prior to joining the Company, Dr. Pearson was an Associate Professor of Petroleum Engineering at the Colorado School of Mines from 1995 to March 1997. Dr. Pearson held various positions with Atlantic Richfield Company from 1984 to 1995.
      Paul G. Vitek (age 46) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.
      Mark L. Edmunds (age 49) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.
      Christopher A. Wright (age 40) has been a Vice President of the Company since May 2002. Mr. Wright has been President of Pinnacle Technologies, Inc., a provider of fracture diagnostic products and services, and subsidiary of the Company, since its founding in 1992.
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
Common Stock Market Prices and Dividends
      The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company’s Common Stock at February 15, 2005 was 13,600.

      High and low stock prices and dividends for the last two fiscal years were:

	2004			2003

	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$66.45	$50.10	$0.10	$35.90	$30.72	$0.09
June 30	74.00	61.15	0.10	39.97	32.65	0.09
September 30	73.37	64.07	0.12	39.25	35.29	0.10
December 31	77.80	67.78	0.12	53.65	36.14	0.10
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

	Years Ended December 31,

	2004	2003	2002	2001	2000

	($ In thousands, except per share data)
Statement of Income Data:
Revenues	$223,054	$169,936	$126,308	$137,226	$93,324
Cost of sales	129,701	102,316	78,753	82,919	61,330

Gross profit	93,353	67,620	47,555	54,307	31,994
Selling, general and administrative expenses(1)	27,955	20,606	16,875	14,732	8,837

Operating profit	65,398	47,014	30,680	39,575	23,157
Other, net	824	73	563	1,106	268

Income before income taxes	66,222	47,087	31,243	40,681	23,425
Income taxes	24,549	17,518	11,529	14,483	8,595

Net income	$41,673	$29,569	$19,714	$26,198	$14,830

Earnings per share
Basic	$2.62	$1.90	$1.29	$1.76	$1.01

Diluted	$2.60	$1.88	$1.28	$1.74	$1.00

	December 31,

	2004	2003	2002	2001	2000

	($ In thousands, except per share data)
Balance Sheet Data:
Current assets	$146,282	$92,709	$64,867	$76,502	$47,415
Current liabilities excluding bank borrowings	29,192	16,432	17,940	11,127	9,415
Bank borrowings-current	—	—	—	—	—
Property, plant and equipment, net	125,385	116,664	111,797	82,527	78,007
Total assets	297,517	235,124	199,610	159,029	125,422
Total shareholders’ equity	244,367	200,139	168,585	136,942	106,140
Cash dividends per share	$0.440	$0.380	$0.360	$0.345	$0.300

(1)	Selling, general and administrative (SG&A) expenses for 2003, 2002, 2001 and 2000 include costs of start-up activities of $80,000, $1,099,000, $35,000 and $27,000, respectively. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the new China facility. Start-up costs for 2002 and 2001 are related to the new production facility in China, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended to bring installed equipment to operating condition. Start-up costs in 2000 consist of labor, materials and utilities expended in bringing installed equipment to normal operating conditions at the Company’s plant in McIntyre, Georgia. SG&A expenses in 2002 also include the accrual of a $993,000 reserve related to a legal judgment against the Company. SG&A expenses in 2004 and 2003 also include losses of $1,144,000 and $717,000, respectively, associated with the disposal of certain equipment and impairment of certain Pinnacle software.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Level Overview
      CARBO Ceramics Inc. generates revenue through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use in the hydraulic fracturing of oil and natural gas wells. The Company’s products and services help oil and gas producers increase production and recovery rates from their wells, thereby lowering overall reservoir development costs. As a result, the Company’s business is dependent to a large extent on the level of drilling activity in the oil and gas industry worldwide. However, the Company has increased its revenues and income over an extended period and across various industry business cycles by increasing its share of the worldwide market for all types of proppant. While the Company’s ceramic proppants are more expensive than alternative non-ceramic proppants, the Company has been able to demonstrate the cost-effectiveness of its products to numerous operators of oil and gas wells through increased technical marketing activity. The Company believes its future prospects will benefit from both an expected increase in drilling activity worldwide and the desire of industry participants to lower their overall development costs.
      Recently, the Company has expanded its operations outside the United States. International revenues represented 47%, 36% and 30% of total revenues, respectively, over the past three years. In 2002 the Company constructed a manufacturing plant in China, its first plant located outside the United States, and completed a second production line at the facility in 2004 that doubled that plant’s capacity. In 2004, the Company opened a sales office in Moscow, Russia and established distribution operations in this country. The Company also continues to evaluate the possibility of building a production facility in Russia. The Company believes international operations will continue to represent an important role in its future growth.
      Revenue growth in recent years has been driven primarily by increases in sales volume. Because the Company’s products compete in part against lower-cost alternatives, price increases for the Company’s products have been minimal in recent years and the Company expects future growth will continue to be dependent on increasing sales volume. As a result, the Company initiated construction of significant new manufacturing capacity in 2004 to meet anticipated future demand.
      The Company’s gross profit margins are principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, natural gas, which is used in the production process, has varied from approximately 14% to 31% of total monthly direct production costs over the last three years due to the price volatility of this fuel source. The Company’s practice had been to purchase its estimated annual natural gas requirement in the spring of each year. However, beginning in 2003, the Company initiated a program to purchase its natural gas requirement at various times during the year, in order to average the cost and reduce exposure to short-term spikes in commodity prices. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this fuel, future changes in net income may not be proportionate to changes in revenue.
      Management believes that the addition of new manufacturing capacity will be critical to the Company’s ability to continue its long-term growth in sales volume and revenue. Since 1997, the Company has more than doubled its production capacity and currently has under construction a second manufacturing plant in Wilkinson County, Georgia. When complete, the new plant will add 250 million pounds of production capacity per year, a 33% increase over current production capacity. While the Company has operated near full capacity for much of this period, the addition of significant new capacity in the future could adversely impact gross profit and operating margins if the timing of this new capacity does not match increases in demand for the Company’s products.
      As the Company’s sales volume has increased, and as the Company has expanded in international markets, there has been an increase in activities and expenses related to marketing, distribution, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased as a percentage of revenue in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities,

•	improving and expanding its distribution capabilities,

•	focusing on new product development, and

•	increasing international activities.
The Company expects that these activities will generate increased revenue and that selling, general and administrative expenses as a percentage of revenue will not change significantly.
General Business Conditions
      The Company’s business is significantly impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the cost of ceramic proppant to the future value derived from increased production rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.
      Natural gas prices and drilling activity in the North American market have been highly variable over the past three years. In 2002, the average natural gas rig count declined by 26% in the U.S. and 24% in Canada compared to 2001. In 2003, activity levels in North America rebounded and the Company established new sales volume records in a number of regions including the U.S. Rocky Mountains, Canada and East Texas. In addition, the Company experienced significant sales growth in overseas markets due to an increase in drilling and fracturing activity in Europe and Asia. Throughout 2004, worldwide oil and natural gas prices and related drilling activity levels remained very strong. As a result, the Company experienced record demand for its products worldwide.
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
      Revenue is recognized when title passes to the customer upon delivery. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2004, approximately 59% of the balance in accounts receivable was attributable to those three customers. As stated in Note 1 to the consolidated financial statements, credit losses historically have been insignificant and, except in circumstances in which management was aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), the Company generally did not record a reserve for bad debts. Due to the Company’s growth and the increasing proportion of its international sales, beginning in 2004 the Company established an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, its estimates of the recoverability of accounts receivable could be reduced by a material amount and its allowance for doubtful accounts could be increased by material amounts. At December 31, 2004, the allowance for doubtful accounts totaled $0.7 million.
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
Results of Operations

		Percent		Percent
	2004	Change	2003	Change	2002

	($ In thousands)
Net Income	$41,673	41%	$29,569	50%	$19,714
      For the year ended December 31, 2004, the Company achieved record net income of $41.7 million, a 41% increase compared to the year ended December 31, 2003. Net income increased mainly due to record revenues and cost efficiencies gained from operating the Company’s manufacturing facilities at higher throughput rates during 2004. The record level of revenue generated in 2004 resulted from higher sales volume and a slight increase in the average selling price of the Company’s products. These improvements were partially offset by the impact of higher costs for natural gas, higher selling, general and administrative expenses and a loss on the impairment or disposal of assets resulting primarily from the replacement of manufacturing equipment.
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
      Individual components of operating results are discussed below.
Revenues

		Percent		Percent
	2004	Change	2003	Change	2002

	($ In thousands)
Revenues	$223,054	31%	$169,936	35%	$126,308
      Revenues in 2004 of $223.1 million were 31% higher than 2003. Proppant sales volume increased 26% compared to 2003, driven by a 65% increase in international sales. Domestic shipments remained strong in 2004 with a 4% increase over 2003, but were constrained because the Company’s manufacturing facilities were operating at or near full capacity. Worldwide proppant sales volume of 726 million pounds in 2004 established a new annual record, surpassing the 2003 record of 578 million pounds. International sales growth for 2004 included increases of 77% in overseas shipments, 45% in Canada and 50% in Mexico. The increase in overseas sales in 2004 was primarily attributable to increased demand for the Company’s products in Russia. Sales in overseas markets in 2004 were aided by the mid-year addition of a second production line at the Company’s Luoyang, China plant. International shipments accounted for 46% of sales volume in 2004 compared to 35% in 2003. The 2004 average selling price of $0.277 per pound of ceramic proppant increased 3% compared to $0.270 in 2003. The higher average unit price was due to the impact of a price increase in July 2004 and an increase in the proportion of total sales generated from higher priced proppants. Revenues for 2004 include a record $22.0 million from Pinnacle compared to $14.2 million for 2003.
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
Gross Profit

		Percent		Percent
	2004	Change	2003	Change	2002

	($ In thousands)
Gross Profit	$93,353	38%	$67,620	42%	$47,555
Gross Profit %	42%		40%		38%

      The Company’s cost of sales consists of manufacturing costs, packaging and transportation expenses associated with the delivery of the Company’s products to its customers and handling costs related to maintaining finished goods inventory and operating the Company’s remote stocking facilities. Variable manufacturing expenses include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing expenses include depreciation, property taxes on production facilities, insurance and factory overhead. The Company has included handling costs in cost of sales beginning January 1, 2004. Handling costs, including labor and overhead to maintain finished goods inventory, costs of operating remote stocking facilities and depreciation on those facilities, were charged to selling, general and administrative expenses prior to January 1, 2004. Because handling costs tend to vary directly with sales activity and can impact shipping costs, the Company decided that handling costs would be better classified as cost of sales. Handling costs included in the 2003 and 2002 financial statements have been reclassified as cost of sales to conform to the 2004 presentation. The reclassification had no impact on net income. Handling costs amounted to $6.2 million, $5.3 million and $4.1 million in 2004, 2003 and 2002, respectively.
      Gross profit increased by 38% from 2003 to 2004. The Company’s gross profit margin improved to 42% in 2004 compared to 40% in 2003. Improvement in the gross profit margin was primarily due to a slight increase in the average sales price of proppant and higher throughput at the Company’s manufacturing facilities. Manufacturing facilities operated at 99% of capacity in 2004 compared to 90% of capacity in 2003. The factors contributing to improvement in the gross profit margin were partially offset by the impact of higher fuel costs on the Company’s manufacturing costs.
      Gross profit increased by 42% from 2002 to 2003. Gross profit as a percentage of sales was 40% in 2003, compared to 38% in 2002. The improvement in gross profit was the result of both a significant increase in sales volume as well as increases in sales of higher margin products. Improved efficiency in manufacturing and distribution operations contributed to the increase in gross profit margin. Manufacturing facilities operated at 90% of capacity in 2003 versus 82% of capacity in 2002. Partially offsetting this improvement was the effect of higher natural gas cost on domestic manufacturing operations. Continued improvement in distribution performance resulted in lower freight cost to transport finished goods from plants to remote storage locations.
Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2004	Change	2003	Change	2002

	($ In thousands)
SG&A and Other	$27,955	36%	$20,606	22%	$16,875
As a % of Revenues	13%		12%		13%
      Selling, general and administrative expenses and other operating expenses for 2004 increased $7.3 million compared to 2003 and, as a percentage of sales, increased from 12% in 2003 to 13% in 2004. The increase in expenses was due to increased sales and marketing activity; increased activity related to the Company’s global business development efforts; legal expenses related to patent activity, including litigation in defense of existing patents; increases in other administrative expenses associated with growth in the Company’s activity level; and an increase in other operating expenses. Other operating expenses totaled $1.1 million in 2004, resulting primarily from a $0.9 million write-off of the remaining book value of equipment replaced at the Company’s McIntyre, Georgia production facility and $0.2 million for the impairment of software developed by Pinnacle Technologies due to development of new versions of the software.
      Selling, general and administrative expenses and other operating expenses increased by $3.7 million in 2003 versus 2002 and, as a percentage of sales, decreased from 13% in 2002 to 12% in 2003. The increase in total expenses was due to the consolidation of expenses of Pinnacle Technologies, Inc. for the full year in 2003 and increased spending related to marketing, business development and research activities, partially offset by a decrease in other nonrecurring operating expenses. Other nonrecurring operating expenses in 2003 totaled $0.8 million, including a $0.7 million write-off for equipment disposed of during expansion of the McIntyre facility and $0.1 million start-up costs related to production expansions. The decrease in SG&A and other operating expenses as a percentage of revenue is primarily due to start-up costs and a legal reserve incurred during 2002, which represented 2% of 2002 sales.
Income Tax Expense

		Percent		Percent
	2004	Change	2003	Change	2002

	($ In thousands)
Income Tax Expense	$24,549	40%	$17,518	52%	$11,529
Effective Income Tax Rate	37.1%		37.2%		36.9%
      Income tax expense of $24.5 million for the year ended December 31, 2004 increased 40% over the year ended December 31, 2003 due to the increase in taxable income resulting from the Company’s improved performance. The 2004 effective income tax rate of 37.1% of pretax income decreased slightly from 37.2% in 2003 primarily due to an increase in tax exempt interest income.
      Income tax expense of $17.5 million for the year ended December 31, 2003 increased 52% over the year ended December 31, 2002 due to the increase in taxable income resulting from the Company’s improved performance. The 2003 effective income tax rate of 37.2% of pretax income increased slightly from 36.9% in 2002 primarily due to a decrease in tax exempt interest income, partially offset by a reduction in the effective state income tax rate.
Liquidity and Capital Resources
      Cash and cash equivalents as of December 31, 2004 totaled $80.1 million compared to $38.7 million at the beginning of the year. The Company generated cash of $64.2 million from operations and realized proceeds of $6.1 million from the issuance of common stock for exercises of employee stock options. Total capital expenditures for the year were $21.9 million and cash dividends paid totaled $7.0 million. Capital spending on major projects during 2004 included $8.6 million toward the new manufacturing facility in Wilkinson County, Georgia that is expected to be completed at the end of 2005, completion of a second production line at the Company’s Luoyang, China facility and replacement of calciner equipment at the McIntyre facility. The remainder of capital spending included various improvements at each of the Company’s manufacturing facilities, additions to increase the Company’s capacity for handling and storing finished goods, equipment for Pinnacle’s operations, lab equipment and various administrative projects.
      The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide in 2005. Consequently, the Company expects sales of its products and cash flow provided by operating activities to remain strong. The Company intends to continue operating all of its manufacturing facilities at or near full capacity throughout 2005, but expects its ability to increase sales volume over 2004 to be limited by production capacity. However, the Company believes that growth opportunities for Pinnacle Technologies are favorable and revenues for that business in 2005 could grow 20% to 25% compared to 2004.
      The Company’s current intent, subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, is to continue to pay quarterly dividends to shareholders of its Common Stock. On January 19, 2005, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.12 per share to shareholders of the Company’s common stock. The Company has total projected capital expenditures of $60.0 million to $70.0 million for 2005, including spending of approximately $53.0 million on a new manufacturing facility in Wilkinson County, Georgia. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of approximately $62.0 million. The Company began construction on the facility in October 2004 and the plant is on schedule for completion at the end of 2005.
      The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2004, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
      The Company had no off-balance sheet arrangements as of December 31, 2004.
Contractual Obligations
      The following table summarizes the Company’s contractual obligations as of December 31, 2004:

	Payments Due in Period

		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years

	($ In thousands)
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	10,506	2,656	4,310	2,706	834
Purchase obligations:
— Natural gas contracts	8,038	8,038	—	—	—
— Raw materials contracts	6,480	6,480	—	—	—
— Equipment purchases	13,700	13,700	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$38,724	$30,874	$4,310	$2,706	$834

      Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment. See Note 5 and Note 14 to the Notes to the Consolidated Financial Statements.
      The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2004, the last contract was due to expire in October 2005.
      The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 14 to the Notes to the Consolidated Financial Statements. Four of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 100% of the respective plants’ requirements for the specified raw materials. One contract requires the Company to purchase a minimum annual quantity of material, which is included in the above table.
      The Company committed to purchase $13.7 million in equipment related to construction of the new manufacturing plant in Wilkinson County, Georgia. In the event of cancellation, some of the commitments have cancellation clauses that would require the Company to pay expenses incurred by manufacturers to date and/or a penalty fee.
Trends, Risks and Uncertainties
      You should consider carefully the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Our business and financial performance depend on the level of activity in the natural gas and oil industries.
      Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of Petroleum Exporting Countries, have contributed, and are likely to continue to contribute, to price volatility. A prolonged reduction in natural gas and oil prices would depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.
Our business and financial performance could suffer if new processes are developed to replace hydraulic fracturing.
      Substantially all of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. The development of new processes for the completion of natural gas and oil wells leading to a reduction in or discontinuation of the use of the hydraulic fracturing process could cause a decline in demand for our products and could have a material adverse effect on our results of operations and financial condition.
We may be adversely affected by decreased demand for ceramic proppant or the development by our competitors of effective alternative proppants.
      Ceramic proppant is a premium product capable of withstanding higher pressure and providing more highly conductive fractures than mined sand, which is the most commonly used proppant type. Although we believe that the use of ceramic proppant generates higher production rates and more favorable production economics than mined sand, a significant shift in demand from ceramic proppant to mined sand could have a material adverse effect on our results of operations and financial condition. The development and use of effective alternative proppant could also cause a decline in demand for our products, and could have a material adverse effect on our results of operations and financial condition.
We operate in a competitive market.
      We compete with at least two other principal suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The proppant market is highly competitive and no one supplier is dominant.
We rely upon, and receive a significant percentage of our revenues from, a limited number of key customers.
      During 2004, our largest customers were, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Ltd., the three largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 65% of our 2004 revenues. We generally supply our pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with both product quality and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.
      We own four issued United States patents and one Argentinean patent. These patents generally cover the manufacture and use of our products. The U.S. patents expire at various times in the years 2006 through 2010, with two key product patents expiring in 2006 and one key patent expiring in 2009. We believe that these patents have been and will continue to be important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld.
      We intend to enforce and have in the past vigorously enforced our patents. We are involved from time to time in litigation to determine the enforceability, scope and validity of our patent rights. For information about litigation in which the Company is currently involved, see “Item 3. Legal Proceedings.” Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. Furthermore, an invalidation or expiration of any of our United States patent rights and the subsequent entry of additional competitors into the market to supply ceramic proppant could have a material adverse effect on our results of operations and financial condition.
Significant increases in fuel prices for any extended periods of time will increase our operating expenses.
      The price and supply of natural gas is unpredictable, and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Natural gas is a significant component of our direct manufacturing costs and price escalations will likely increase our operating expenses and have a negative impact on income from operations and cash flows. We operate in a competitive marketplace and may not be able to pass through all of the increased costs that could result from an increase in the cost of natural gas. While higher natural gas costs often have the effect of increasing the demand for our products and services, our current manufacturing capacity constraint will limit our ability to benefit from increased demand until new capacity can be added.
We are exposed to increased costs associated with complying with increasing and new regulation of corporate governance and disclosure standards.
      We have expended significant resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules. Our compliance effort has resulted in increased expenses and these expenses are expected to continue.
Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.
      We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of environmental laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.
      We use some hazardous substances and generate certain industrial wastes in our operations. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations.
Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.
      International revenues accounted for approximately 47%, 36% and 30% of our total revenues in 2004, 2003 and 2002. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	potential expropriation of assets by foreign governments;

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.
      In particular, we are subject to risks associated with our production facility in Luoyang, China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.
The market price of our common stock will fluctuate, and could fluctuate significantly.
      The market price of the common stock will fluctuate, and could fluctuate significantly, in response to various factors and events, including the following:

•	the liquidity of the market for our common stock;

•	differences between our actual financial or operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	new statutes or regulations or changes in interpretations of existing statutes and regulations affecting our business;

•	changes in general economic or market conditions; and

•	broad market fluctuations.
Our actual results could differ materially from results anticipated in forward-looking statements we make.
      Some of the statements included or incorporated by reference in this annual report are forward-looking statements. These forward-looking statements include statements relating to trends in the natural gas and oil industries, the demand for ceramic proppant and our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of this annual report. In addition, we have made and may continue to make forward-looking statements in other filings with the SEC, and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company or its officers. Our actual results could differ materially from those anticipated in these forward-looking statements. [See “Business — Forward-Looking Information.”]

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2004.
      The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under this agreement at December 31, 2004. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item is contained in pages F-3 through F-21 of this Report.

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
      As of December 31, 2004, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
      (b) Management’s Report on Internal Controls
      For Management’s Report on Internal Control over Financial Reporting, see page F-1 of this Report.
      (c) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
      For the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see page F-2 of this Report.

      (d) Changes in Internal Controls
      There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
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

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements
      The consolidated financial statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-21 of this Report:
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, 2003 and 2002

2. Consolidated Financial Statement Schedules

      Schedule II — Consolidated Valuation and Qualifying Accounts is contained in page S-1 of this Report. All other schedules have been omitted since they are either not required or not applicable.

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
Dated: March 2, 2005
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

Signature	Title	Date

/s/ WILLIAM C. MORRIS William C. Morris	Chairman of the Board	March 2, 2005

/s/ C. MARK PEARSON C. Mark Pearson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2005

/s/ PAUL G. VITEK Paul G. Vitek	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2005

/s/ CLAUDE E. COOKE, JR. Claude E. Cooke, Jr.	Director	March 2, 2005

/s/ CHAD C. DEATON Chad C. Deaton	Director	March 2, 2005

Signature	Title	Date

/s/ H.E. LENTZ, JR. H.E. Lentz, Jr.	Director	March 2, 2005

/s/ JOHN J. MURPHY John J. Murphy	Director	March 2, 2005

/s/ ROBERT S. RUBIN Robert S. Rubin	Director	March 2, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.
      The Company’s independent auditors, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders
CARBO Ceramics Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New Orleans, Louisiana
February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CARBO Ceramics Inc.
      We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
New Orleans, Louisiana
February 28, 2005

CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	($ In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,115	$38,714
Trade accounts receivable, net	41,191	30,395
Inventories:
Finished goods	12,878	14,004
Raw materials and supplies	8,314	6,433

Total inventories	21,192	20,437
Prepaid expenses and other current assets	1,232	1,086
Deferred income taxes	2,552	2,077

Total current assets	146,282	92,709
Property, plant and equipment:
Land and land improvements	1,958	1,958
Land-use and mineral rights	5,248	5,052
Buildings	14,604	12,826
Machinery and equipment	145,043	132,973
Construction in progress	16,278	11,011

Total	183,131	163,820
Less accumulated depreciation	57,746	47,156

Net property, plant and equipment	125,385	116,664
Goodwill	21,840	21,840
Intangible assets, net	4,010	3,911

Total assets	$297,517	$235,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,454	$5,599
Accrued payroll and benefits	6,182	4,680
Accrued freight	1,378	1,076
Accrued utilities	2,065	1,645
Accrued income taxes	5,595	38
Retainage related to construction in progress	456	265
Provision for legal judgment	—	975
Other accrued expenses	3,062	2,154

Total current liabilities	29,192	16,432
Deferred income taxes	23,958	18,553
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 15,983,662 and 15,733,432 shares issued and outstanding at December 31, 2004 and 2003, respectively	160	157
Additional paid-in capital	90,766	80,534
Unearned stock compensation	(943)	(253)
Retained earnings	154,415	119,743
Accumulated other comprehensive income (loss)	(31)	(42)

Total shareholders’ equity	244,367	200,139

Total liabilities and shareholders’ equity	$297,517	$235,124

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	($ In thousands, except per share data)
Revenues	$223,054	$169,936	$126,308
Cost of sales	129,701	102,316	78,753

Gross profit	93,353	67,620	47,555
Selling, general and administrative expenses	26,811	19,827	14,783
Start-up costs	—	80	1,099
Provision for legal judgment	—	(18)	993
Loss on disposal or impairment of assets	1,144	717	—

Operating profit	65,398	47,014	30,680
Other income (expense):
Interest income	580	204	500
Interest expense	(10)	(13)	(14)
Other, net	254	(118)	77

	824	73	563

Income before income taxes	66,222	47,087	31,243
Income taxes	24,549	17,518	11,529

Net income	$41,673	$29,569	$19,714

Earnings per share:
Basic	$2.62	$1.90	$1.29

Diluted	$2.60	$1.88	$1.28

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	Stock	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total

	($ In thousands except per share data)
Balances at January 1, 2002	$149	$54,967	$—	$81,834	$(8)	$136,942
Net income	—	—	—	19,714	—	19,714
Foreign currency translation adjustment	—	—	—	—	(8)	(8)

Comprehensive income						19,706
Exercise of stock options	3	4,480	—	—	—	4,483
Tax benefit from exercise of options	—	382	—	—	—	382
Shares issued in acquisition	3	9,677	—	—	—	9,680
Vested options assumed in acquisition	—	2,630	—	—	—	2,630
Unvested options assumed in acquisition	—	789	(789)	—	—	—
Amortization of unearned compensation	—	—	232	—	—	232
Cash dividends ($0.36 per share)	—	—	—	(5,470)	—	(5,470)

Balances at December 31, 2002	155	72,925	(557)	96,078	(16)	168,585
Net income	—	—	—	29,569	—	29,569
Foreign currency translation adjustment	—	—	—	—	(26)	(26)

Comprehensive income						29,543
Exercise of stock options	2	4,796	—	—	—	4,798
Tax benefit from exercise of options	—	1,308	—	—	—	1,308
Shares issued in acquisition	—	1,505	—	—	—	1,505
Amortization of unearned compensation	—	—	304	—	—	304
Cash dividends ($0.38 per share)	—	—	—	(5,904)	—	(5,904)

Balances at December 31, 2003	157	80,534	(253)	119,743	(42)	200,139
Net income	—	—	—	41,673	—	41,673
Foreign currency translation adjustment	—	—	—	—	11	11

Comprehensive income						41,684
Exercise of stock options	3	6,128	—	—	—	6,131
Tax benefit from exercise of options	—	2,981	—	—	—	2,981
Stock granted under restricted stock plan, net	—	1,123	(1,123)	—	—	—
Amortization of unearned compensation	—	—	433	—	—	433
Cash dividends ($0.44 per share)	—	—	—	(7,001)	—	(7,001)

Balances at December 31, 2004	$160	$90,766	$(943)	$154,415	$(31)	$244,367

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	($ In thousands)
Operating activities
Net income	$41,673	$29,569	$19,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,762	9,921	7,592
Amortization	415	472	223
Provision for doubtful accounts	666	160	—
Deferred income taxes	4,930	4,414	1,977
Loss on disposal or impairment of assets	1,144	717	—
Non-cash stock compensation expense	433	304	232
Changes in operating assets and liabilities:
Trade accounts receivable	(11,462)	(7,588)	651
Inventories	(755)	(4,607)	(421)
Prepaid expenses and other current assets	(146)	(486)	92
Accounts payable	4,855	1,880	(1,222)
Accrued payroll and benefits	1,502	1,699	159
Accrued freight	302	322	(385)
Accrued utilities	420	584	213
Accrued income taxes	8,538	(194)	(359)
Provision for legal judgment	(975)	(18)	993
Other accrued expenses	908	1,134	12

Net cash provided by operating activities	64,210	38,283	29,471
Investing activities
Maturities of investment securities	—	—	6,000
Capital expenditures, net	(21,950)	(21,975)	(27,356)
Purchase of Pinnacle Technologies, Inc.	—	(909)	(12,022)

Net cash used in investing activities	(21,950)	(22,884)	(33,378)
Financing activities
Repayments on bank borrowings	—	—	(2,198)
Proceeds from exercise of stock options	6,131	4,798	4,483
Dividends paid	(7,001)	(5,904)	(5,470)

Net cash used in financing activities	(870)	(1,106)	(3,185)

Net increase (decrease) in cash and cash equivalents	41,390	14,293	(7,092)
Effect of exchange rate changes on cash	11	(26)	(8)
Cash and cash equivalents at beginning of year	38,714	24,447	31,547

Cash and cash equivalents at end of year	$80,115	$38,714	$24,447

Supplemental cash flow information
Interest paid	$10	$13	$14

Income taxes paid	$11,081	$13,298	$9,764

Capital expenditures through accounts payable and retainage	$191	$265	$5,849

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of Business
      CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has four production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Luoyang, China. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and eleven remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Tianjin, China; Tyumen, Russia; Adelaide, Australia; Singapore; and Jebel Ali, United Arab Emirates. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies, Inc., which is headquartered in San Francisco, California (see Note 2).

Principles of Consolidation
      The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its wholly owned subsidiaries: CARBO Ceramics (UK) Limited, CARBO Ceramics (Mauritius) Inc., CARBO Ceramics (China) Company Limited, CARBO Ceramics Cyprus Limited, CARBO Ceramics (Eurasia) LLC, CARBO Ceramics LLC, and Pinnacle Technologies, Inc. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk and Accounts Receivable
      The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customer’s past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2004 and 2003 was $665,000 and $20,000, respectively.

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

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets and Intangible Assets
      Long-lived assets to be held and used or intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2004, the Company recognized a $1,144,000 loss on disposal or impairment of assets, of which $960,000 is attributed primarily to a prematurely failing calciner at the McIntyre plant and $184,000 resulted from impairment of certain software. During 2003, the Company recognized a $717,000 loss on the disposal of certain equipment during expansion of the McIntyre plant. The losses related to equipment removed from service and software impairment are included in the income statement line item “Loss on disposal or impairment of assets.”

Capitalized Software Costs
      The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

Goodwill
      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Realization of goodwill is assessed periodically by management based on the expected future profitability and undiscounted future cash flows of acquired entities and their contribution to the overall

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations of the Company. The Company has performed a goodwill impairment review at the reporting unit level based on a fair value concept. Should a review indicate that the carrying value was not recoverable, the excess of the carrying value over the undiscounted cash flow would be recognized as an impairment loss.

Revenue Recognition
      Revenue from proppant sales is recognized when title passes to the customer, generally upon delivery. Revenue from fracture diagnostic and mapping services and fracture design services is recognized at the time service is performed. Revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment.

Shipping and Handling Costs
      Beginning January 1, 2004, the Company has included handling costs in cost of sales. Handling costs, including labor and overhead to maintain finished goods inventory, costs of operating distribution facilities and depreciation of those facilities, were charged to selling, general and administrative expenses prior to January 1, 2004. Because handling costs tend to vary directly with sales activity and can impact shipping costs, the Company decided that handling costs would be better classified as cost of sales. Shipping costs, which consist of transportation costs associated with delivery of the Company’s products to customers, are classified as cost of sales. Handling costs included in the 2003 and 2002 financial statements have been reclassified as cost of sales to conform to the 2004 presentation. The reclassification had no effect on net income. Handling costs incurred in 2004, 2003, and 2002 were $6,190,000, $5,314,000 and $4,081,000, respectively.

Cost of Start-Up Activities
      Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility. Start-up costs for 2002 are related to the China facility, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended in the fourth quarter of 2002 to bring installed equipment to operating condition.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs
      Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2004, 2003 and 2002 were $3,418,000, $2,578,000 and $2,124,000, respectively.

Stock-Based Compensation
      On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 250,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participant to satisfy tax withholding obligations. No more than 50,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to awards lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anniversary date. During 2004, a total of 18,080 restricted shares were granted, net of forfeitures, at a fair value of $62.09 per share, resulting in $1,123,000 in unearned stock compensation costs.
      The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock-based compensation. Under APB 25, generally no compensation expense is recognized for stock options because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. However, certain transactions involving fixed stock option awards may result in the recognition of compensation expense under APB 25. Compensation expense of $165,000, $304,000 and $232,000 was charged to operations in 2004, 2003 and 2002, respectively, for amortization of unearned stock compensation relating to unvested stock options assumed in a business acquisition (see Note 2). Compensation expense for awards of restricted stock is measured by the fair value of the Company’s stock on the date of grant and amortized over the three-year vesting period. Compensation expense of $268,000 was charged to operations in 2004 for amortization of unearned compensation related to restricted stock. Unamortized deferred compensation with respect to stock options and restricted stock grants amounted to $943,000 at December 31, 2004.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the years ended December 31:

	2004	2003	2002

	($ In thousands, except per share
	data)
Net income, as reported	$41,673	$29,569	$19,714
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	273	191	146
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,255)	(1,145)	(976)

Pro forma net income	$40,691	$28,615	$18,884

Earnings per share:
Basic — as reported	$2.62	$1.90	$1.29

Basic — pro forma	$2.56	$1.84	$1.24

Diluted — as reported	$2.60	$1.88	$1.28

Diluted — pro forma	$2.54	$1.82	$1.23

Foreign Subsidiaries
      Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for equity accounts. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires those items to be recognized as current period expenses and requires that allocation of fixed production overhead to the cost of conversion be

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect it to have a material impact on its financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). As noted in our stock based compensation accounting policy described above, the Company generally does not record compensation expense for employee stock options. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock compensation, based on the grant date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value for stock options will be estimated using an option pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. Under SFAS 123(R), measurement and recognition of compensation expense related to the Company’s restricted stock will be the same as APB 25. The provisions of SFAS 123(R) are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option pricing models. The pro forma table above illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123.

2.	Acquisition of Business
      On May 31, 2002, the Company purchased 100 percent of the outstanding shares of Pinnacle Technologies, Inc. (“Pinnacle”). Results of operations for Pinnacle are included in the consolidated financial statements since that date. Pinnacle provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. The acquisition was made to expand the Company’s ability to provide production-enhancing solutions to oil and gas exploration and production companies worldwide and to provide a catalyst for accelerating the growth of ceramic proppant sales in the future. The acquisition was accounted for using the purchase method of accounting provided for under FASB Statement No. 141, “Business Combinations.”
      The aggregate cost of the acquisition was approximately $26.7 million, including $12.4 million cash; 324,207 shares of common stock valued at $11.2 million; 158,300 stock options valued at $2.5 million granted in exchange for outstanding Pinnacle options; and $0.6 million direct costs of the acquisition. Goodwill was recorded because the aggregate cost of the transaction exceeded the fair value of the assets acquired of $9.0 million net of liabilities assumed of $4.1 million. Goodwill is fully deductible for tax purposes. The value of the common shares approximates the average market price for the five-day period before and after the date the purchase agreement was signed. The value of stock options was determined using the Black-Scholes option valuation model based on the closing market price of the Company’s common stock on the date of acquisition. The fair value of options granted was reduced by $0.8 million allocated to unearned stock compensation, which represents the intrinsic value of options exchanged for unvested Pinnacle options. Unearned stock compensation is being amortized to expense on a straight-line basis over the remaining vesting period. Under the terms of the acquisition agreement, the Company withheld $2.3 million of the aggregate purchase price in the form of $0.8 million cash and 43,621 common shares valued at $1.5 million using the closing market price on the date of acquisition. The final installment was paid on June 1, 2003, and recorded as goodwill.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following are pro forma amounts assuming the acquisition was made on January 1, 2002 ($ in thousands, except per share data):

Year Ended
December 31,
2002

Pro forma revenue	$129,808
Pro forma net income	$19,213
Pro forma earnings per share:
Basic	$1.25

Diluted	$1.24

      The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition ($ in thousands):

Current assets	$1,639
Property, plant and equipment	3,942
Intangible assets	3,434
Goodwill arising in the transaction	21,840

30,855
Current liabilities	(3,212)
Long-term debt	(921)

Net assets acquired	$26,722

3.	Intangible Assets
      Following is a summary of intangible assets as of December 31:

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

	($ In thousands)
Intangibles subject to amortization:
Patents and licenses	$2,526	$672	$2,547	$412
Hardware designs	758	331	683	193
Software	1,836	107	369	90
Other intangibles not subject to amortization	—	—	1,007	—

	$5,120	$1,110	$4,606	$695

      During 2004, the Company determined that certain internally developed software previously considered to have an indefinite life is now considered to have a finite life due to development of new versions of the software. The Company performed an impairment test and determined that the carrying amount of the original software exceeded its fair value by $184,000. Accordingly, an impairment loss of that amount was recognized and the software is now being amortized over its remaining estimated useful life.
      Amortization expense for 2004, 2003 and 2002 was $415,000, $472,000, and $223,000 respectively. Estimated amortization expense for each of the ensuing years through December 31, 2009 is, respectively, $705,000, $722,000, $686,000, $559,000, and $420,000.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Bank Borrowings
      Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003 and December 10, 2004, the Company may borrow up to $10.0 million through December 31, 2006, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2004 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $38,000 in each of the years 2004, 2003 and 2002.

5.	Leases
      The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2004 are as follows ($ in thousands):

2005	$2,656
2006	2,288
2007	2,022
2008	1,601
2009	1,105
Thereafter	834

Total	$10,506

      Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $3,393,000 in 2004, $2,625,000 in 2003 and $1,900,000 in 2002.

6.	Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003

	($ In thousands)
Deferred tax assets:
Employee benefits	$933	$734
Inventories	803	953
Foreign tax credits	283	—
Other	533	390

Total deferred tax assets	2,552	2,077

Deferred tax liabilities:
Depreciation	22,100	17,087
Goodwill	1,139	815
Foreign earnings and other	719	651

Total deferred tax liabilities	23,958	18,553

Net deferred tax liabilities	$21,406	$16,476

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2004	2003	2002

	($ In thousands)
Current:
Federal	$16,803	$11,211	$8,620
State	2,816	1,893	932

Total current	19,619	13,104	9,552

Deferred:
Federal	4,237	3,829	1,784
State	693	585	193

Total deferred	4,930	4,414	1,977

	$24,549	$17,518	$11,529

      The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	($ In thousands)
U.S. statutory rate	$23,178	35.0%	$16,480	35.0%	$10,935	35.0%
State income taxes, net of federal tax benefit	2,281	3.4	1,611	3.4	1,125	3.6
Extraterritorial Income Exclusion and other	(910)	(1.3)	(573)	(1.2)	(531)	(1.7)

	$24,549	37.1%	$17,518	37.2%	$11,529	36.9%

7.	Shareholders’ Equity
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
      On January 19, 2005, the Board of Directors declared a cash dividend of $0.12 per share. The dividend is payable on February 15, 2005 to shareholders of record on January 31, 2005.
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

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has two fixed stock-option compensation plans: 1996 Stock Option Plan for Key Employees (CARBO Plan) and 1996 Stock Option Plan of Pinnacle Technologies, Inc. as Amended and Restated May 31, 2002 (Pinnacle Plan). The plans provide for granting options to purchase shares of the Company’s Common Stock primarily to key employees, officers and directors. Under the CARBO Plan, the Company may grant options for up to 1,250,000 shares of Common Stock. The exercise price of each option is equal to the market price of the Company’s Common Stock on the date of grant, no individual employee may be granted options to purchase more than an aggregate of 500,000 shares of Common Stock, options have maximum terms of ten years and vest annually over four years. Under the Pinnacle Plan, the Company may grant options for up to 200,000 shares of Common Stock. The exercise price of each option may not be less than 85 percent of the market price of the Company’s Common Stock on the date of grant, options have maximum terms of ten years and vesting is determined for each grant (generally 3 to 5 years).
      Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 (see Note 1), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.55%, 3.15% and 4.59%; dividend yields of 0.6%, 1.0% and 1.0%; volatility factors of the expected market price of the Company’s Common Stock of .455, .458 and .498; and a weighted-average expected life of the option of 5 years.
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

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002

	Options	Weighted-Average	Options	Weighted-Average	Options	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding-beginning of year	593	$30	778	$28	757	$25
Granted	24	56	34	35	279	26
Exercised	232	26	207	23	252	18
Forfeited	5	36	12	26	6	32

Outstanding-end of year	380	$33	593	$30	778	$28

Exercisable at end of year	212	$30	341	$27	443	$24
Weighted-average fair value of options granted during the year	$23.61		$14.00		$19.30
      Following is a summary of the status of fixed options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options

Exercise		Weighted Average
Price	Number	Remaining	Weighted Average	Number	Weighted Average
Range	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$ 8-24	41	4 years	$15	37	$14
30-42	315	7 years	34	175	34
52-62	24	9 years	56	—	—

	380		33	212	30

9.	Earnings Per Share
      The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002

	($ In thousands, except per share data)
Numerator for basic and diluted earnings per share:
Net income	$41,673	$29,569	$19,714

Denominator:
Denominator for basic earnings per share — weighted-average shares	15,912,092	15,559,785	15,233,096
Effect of dilutive securities:
Employee stock options (See Note 8)	126,325	111,530	116,454
Nonvested stock awards	4,682	—	—
Contingent stock acquisition	—	18,046	25,706

Dilutive potential common shares	131,007	129,576	142,160

Denominator for diluted earnings per share — adjusted weighted-average shares	16,043,099	15,689,361	15,375,256

Basic earnings per share	$2.62	$1.90	$1.29

Diluted earnings per share	$2.60	$1.88	$1.28

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Operating Results — (Unaudited)
      Quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows:

	Three Months Ended,

	March 31	June 30	September 30	December 31

	($ In thousands, except per share data)
2004
Revenues	$50,011	$52,350	$58,482	$62,211
Gross profit	20,781	21,879	25,356	25,337
Net income	9,568	9,857	11,497	10,751
Earnings per share:
Basic	$0.60	$0.62	$0.72	$0.67
Diluted	$0.60	$0.61	$0.72	$0.67
2003
Revenues	$38,538	$39,423	$43,260	$48,715
Gross profit	13,866	15,619	17,773	20,362
Net income	5,710	6,444	8,114	9,301
Earnings per share:
Basic	$0.37	$0.42	$0.52	$0.59
Diluted	$0.37	$0.41	$0.52	$0.59
      Quarterly data may not sum to full year data reported in the consolidated financial statements due to rounding. Gross profit in the 2003 summary has been restated to conform to the 2004 presentation. (See Note 1)

11.	Sales to Customers
      The following schedule presents the percentages of total revenues related to the Company’s three major customers for the three-year period ended December 31, 2004:

	Major Customers

	A	B	C	Others	Total

2004	28.3%	13.5%	23.6%	34.6%	100%
2003	30.1%	16.5%	24.3%	29.1%	100%
2002	35.0%	20.0%	23.6%	21.4%	100%

12.	Geographic Information
      Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

	2004	2003	2002

	($ In millions)
Long-lived assets:
United States	$130.2	$124.1	$119.4
International (primarily China)	17.0	14.4	11.8

Total	$147.2	$138.5	$131.2

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues outside the United States accounted for 47%, 36% and 30% of the Company’s revenues for 2004, 2003, and 2002, respectively. Revenues for the years ended December 31 in the United States, Canada, Russia and other countries are as follows:

	2004	2003	2002

	($ In millions)
Revenues:
United States	$118.7	$108.0	$88.0
Canada	28.2	18.1	13.0
Russia	35.2	9.8	2.4
Other international	41.0	34.0	22.9

Total	$223.1	$169.9	$126.3

13.	Benefit Plans
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

	2004	2003	2002

	($ In thousands)
Contributions:
Profit sharing	$990	$719	$425
Savings	525	431	338

	$1,515	$1,150	$763

14.	Commitments
      In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was eight years commencing January 1, 1996. Beginning January  1, 1997, the agreement required the Company to purchase from the supplier at least 80 percent of the Company’s estimated annual requirements of kaolin for its Eufaula plant. For the years ended December 31, 2003 and 2002, the Company purchased from the supplier $2.6 million and $2.2 million, respectively, of kaolin under the agreement. In June 2003, the Company entered into a new agreement with the supplier. The new agreement supercedes and replaces the 1995 agreement. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the year ended December 31, 2004, the Company purchased from the supplier $2.9 million of kaolin under the agreement.
      In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003 and requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims. For the years ended December 31, 2004 and 2003, the Company purchased $0.6 million and $0.5 million, respectively, of kaolin under the agreement.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2003, the Company entered into an agreement with a supplier to purchase bauxite for production at its plants in New Iberia, Louisiana, and McIntyre, Georgia. The term of the agreement is three years commencing January  1, 2003 and requires the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also has provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year. For the years ended December 31, 2004 and 2003, the Company purchased $9.0 million and $7.5 million, respectively, of bauxite under the agreement.
      In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2004 and 2003, the Company purchased approximately $0.9 million and $0.4 million, respectively, of material under the agreements.
      The Company has entered into a lease agreement with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. Pursuant to this agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre manufacturing facility and leases the facility to the Company for an annual rental fee of $35,000 per year through the year 2016. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $67.5 million at December 31, 2004) in the accompanying financial statements.
      The Company has committed to purchase $13.7 million in equipment related to construction of a new manufacturing plant in Wilkinson County, Georgia. In the event of cancellation, some of the commitments have cancellation clauses that would require the Company to pay expenses incurred by manufacturers to date and/or a penalty fee.
      The Company was in compliance with the terms of all the above listed agreements, or had in its possession an acceptable waiver from the vendor, at December 31, 2004.

15.	Employment Agreements
      The Company has an employment agreement with its President through December 31, 2005 that extends automatically for successive one-year periods without prior written notice. The agreement provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus, and all outstanding stock options granted to the President will become fully exercisable. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.
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

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Legal Proceedings and Judgment
      The Company and a competitor (“Curimbaba”) are currently involved in litigation in Texas federal district court to determine if Curimbaba’s intermediate strength product infringes a patent owned by the Company. The Company does not believe that this proceeding will have a material adverse effect on its business or its results of operations.
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

17.	Subsequent Event
      On January 18, 2005, the Company awarded 20,135 shares of restricted stock to certain employees and recorded unearned stock compensation costs totaling $1,383,000.

CARBO Ceramics Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Year Ended	Year	Expenses	Write-Offs	Year

	($ In thousands)
Allowance for doubtful accounts:
December 31, 2004	$20	$666	$21	$665
December 31, 2003	$—	$160	$140	$20
December 31, 2002	$—	$—	$—	$—

S-1

Exhibit Index

3.1	Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)

3.2	Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)

4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)

4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 to registrant’s Form 8-A Registration Statement No. 001-15903)

10.1	Second Amended and Restated Credit Agreement dated as of December 31, 2000, as amended December 23, 2003 and as further amended December 10, 2004, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)

10.2	Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)

10.3	Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 333-1884)

10.4	Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003.)

10.5	Incentive Compensation Plan (incorporated by reference to exhibit 10.8 to the registrant’s Form S-1 Registration Statement No. 333-1884)

10.6	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant’s Form S-1 Registration Statement No. 333-1884)

10.7	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant’s Form S-1 Registration Statement No. 333-1884)

10.8	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)

10.9	Form of Employment Agreement between CARBO Ceramics Inc. and C. Mark Pearson (incorporated by reference to exhibit 10.11 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2001)

10.10	Form of Employment Agreement between CARBO Ceramics Inc. and Christopher A. Wright (incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)

10.11	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant’s Form S-8 Registration Statement No. 333-91252)

10.12	Lease Agreement dated as of November 1, 2003, between the Development Authority of Wilkinson Count and CARBO Ceramics Inc.. (incorporated by reference to exhibit 10.12 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003.)

10.13	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)

10.14	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed in January 24, 2005)

10.15	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 99.3 of the registrant’s Form 8-K Current Report filed in January 24, 2005)

14	Code of Ethics (incorporated by reference to exhibit 14 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002