Form 10-Q
period 2005-03-31
CARBO CERAMICS INC
filed 2005-05-06
CIK 1009672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

(972) 401-0090
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 30, 2005, 16,011,597 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,900	$33,990
Short-term investments	56,650	46,125
Trade accounts receivable, net	42,053	41,191
Inventories:
Finished goods	12,415	12,878
Raw materials and supplies	8,046	8,314

Total inventories	20,461	21,192
Prepaid expenses and other current assets	1,115	1,232
Deferred income taxes	2,698	2,552

Total current assets	149,877	146,282
Property, plant and equipment:
Land and land improvements	1,988	1,958
Land-use and mineral rights	5,248	5,248
Buildings	14,851	14,604
Machinery and equipment	147,202	145,043
Construction in progress	21,326	16,278

Total	190,615	183,131
Less accumulated depreciation	60,788	57,746

Net property, plant and equipment	129,827	125,385
Goodwill	21,840	21,840
Intangible assets, net	4,015	4,010

Total assets	$305,559	$297,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,289	$10,454
Accrued payroll and benefits	4,286	6,182
Accrued freight	1,420	1,378
Accrued utilities	1,973	2,065
Accrued income taxes	7,181	5,595
Retainage related to construction in progress	346	456
Other accrued expenses	2,885	3,062

Total current liabilities	26,380	29,192
Deferred income taxes	24,698	23,958
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 16,009,797 and 15,983,662 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	160	160
Additional paid-in capital	92,372	90,766
Unearned stock compensation	(2,110)	(943)
Retained earnings	164,091	154,415
Accumulated other comprehensive income (loss)	(32)	(31)

Total shareholders’ equity	254,481	244,367

Total liabilities and shareholders’ equity	$305,559	$297,517

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues	$61,168	$50,011
Cost of sales	36,347	29,667

Gross profit	24,821	20,344
Selling, general and administrative expenses	7,049	5,250
Start-up costs	15	—

Operating profit	17,757	15,094
Other income:
Net interest income	384	60
Other, net	3	62

	387	122

Income before income taxes	18,144	15,216
Income taxes	6,550	5,648

Net income	$11,594	$9,568

Earnings per share:
Basic	$0.73	$0.60

Diluted	$0.72	$0.60

Other information:
Dividends declared per common share	$0.12	$0.10

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net income	$11,594	$9,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,053	2,704
Amortization	151	149
Provision for doubtful accounts	166	115
Deferred income taxes	594	630
Loss on disposal of assets	3	—
Non-cash stock compensation expense	216	55
Changes in operating assets and liabilities:
Trade accounts receivable	(1,028)	(7,129)
Inventories	731	(69)
Prepaid expenses and other current assets	117	56
Accounts payable	(2,165)	1,072
Accrued payroll and benefits	(1,896)	(1,522)
Accrued freight	42	647
Accrued utilities	(92)	(15)
Accrued income taxes	1,708	4,990
Payment of legal judgment	—	(975)
Other accrued expenses	(177)	60

Net cash provided by operating activities	13,017	10,336

Investing activities
Capital expenditures, net	(7,764)	(4,397)
Purchases of short-term investments	(55,825)	—
Proceeds from sales of short-term investments	45,300	—

Net cash used in investing activities	(18,289)	(4,397)

Financing activities
Proceeds from exercise of stock options	101	4,099
Dividends paid	(1,918)	(1,575)

Net cash provided by (used in) financing activities	(1,817)	2,524

Net increase (decrease) in cash and cash equivalents	(7,089)	8,463
Effect of exchange rate changes on cash	(1)	1
Cash and cash equivalents at beginning of period	33,990	38,714

Cash and cash equivalents at end of period	$26,900	$47,178

Supplemental cash flow information
Income taxes paid	$4,248	$28

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

2.	Reclassifications

     Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Depreciation and amortization relating to these assets were charged to selling, general and administrative expenses prior to January 1, 2005. Depreciation and amortization expense for these assets included in the 2004 financial statements have been reclassified as cost of sales to conform to the 2005 presentation. Depreciation and amortization for these assets totaled $608 and $437, respectively, for the quarters ended March 31, 2005 and March 31, 2004. The reclassification had no effect on net income.

     During the second quarter of 2004, the Company began investing in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. Through December 31, 2004, the Company included these investments in cash and cash equivalents. As a result of recent guidance associated with this type of securities, we determined that these investments were more appropriately classified as short-term investments. Accordingly, auction rate securities included in cash and cash equivalents in the 2004 financial statements have been reclassified to short-term investments to conform to the 2005 presentation. Gross purchases and sales of these investments are reflected in investing activities in the Consolidated Statement of Cash Flows. The reclassification had no effect on total current assets or net income.

3.	Short-Term Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of auction rate securities with auction reset periods of twelve months or less, which are classified as available-for-sale securities and carried at fair value.

4.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$11,594	$9,568
Denominator:
Denominator for basic earnings per share— Weighted-average shares	15,968,304	15,816,450
Effect of dilutive securities:
Employee stock options	121,332	121,305
Nonvested stock awards	7,739	—

Dilutive potential common shares	129,071	121,305

Denominator for diluted earnings per share— adjusted weighted-average shares	16,097,375	15,937,755

Basic earnings per share	$0.73	$0.60

Diluted earnings per share	$0.72	$0.60

     During the three months ended March 31, 2005, employees exercised stock options to acquire 6,000 common shares at a weighted-average exercise price of $16.88 per share. The Company recognized a related income tax benefit of $122, which was credited directly to shareholders’ equity.

     During the three months ended March 31, 2004, employees exercised stock options to acquire 165,450 common shares at a weighted-average exercise price of $24.77 per share. The Company recognized a related income tax benefit of $2,029, which was credited directly to shareholders’ equity.

5.	Stock-Based Compensation

     On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 250,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participant to satisfy tax withholding obligations. No more than 50,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to awards lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. During the three months ended March 31, 2004, the Company granted awards for 18,080 restricted shares under the plan, at a fair value of $62.09 per share, resulting in $1,123 in unearned stock compensation cost, net of 350 shares that were forfeited. During the three months ended March 31, 2005, the Company granted awards for 20,135 restricted shares under the plan, at a fair value of $68.70 per share, resulting in $1,383 in unearned stock compensation cost. Unearned stock compensation cost of restricted stock is amortized to expense over the vesting period of three years.

     The Company accounts for its employee stock plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, compensation expense is recognized to the extent the exercise price of the award is less than the market value of the underlying common stock. In general, restricted stock awards under the 2004 Plan have no exercise price while stock options granted under the option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense charged to operations for the three months ended March 31, 2005 and March 31, 2004 was $216 and $55, respectively. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$11,594	$9,568
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	136	35
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(389)	(265)

Pro forma net income	$11,341	$9,338

Earnings per share:
Basic — as reported	$0.73	$0.60

Basic — pro forma	$0.71	$0.59

Diluted — as reported	$0.72	$0.60

Diluted — pro forma	$0.70	$0.59

6.	Dividends Paid

     On January 19, 2005, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on January 31, 2005. The dividend was paid on February 15, 2005.

7.	Comprehensive Income

     Comprehensive income was as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$11,594	$9,568
Foreign currency translation adjustment	(1)	1

Comprehensive income	$11,593	$9,569

8.	New Accounting Pronouncement

     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). As noted in our stock-based compensation accounting policy described above, the Company generally does not record compensation expense for employee stock options. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock compensation, based on the grant date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value for stock options will be estimated using an option pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. Under SFAS 123(R), measurement and recognition of compensation expense related to the Company’s restricted stock will be the same as APB 25. The provisions of SFAS 123(R) originally were effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the effective date was revised to require adoption no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option pricing models.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2004). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for business acquisitions. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2004 and there have been no changes in the Company’s evaluation of its critical accounting policies.

Results of Operations

Three Months Ended March 31, 2005

Revenues. Revenues of $61.2 million for the quarter ended March 31, 2005 increased 22% compared to revenues of $50.0 million for the quarter ended March 31, 2004. The primary reason for the increase in revenues was a 17% increase in sales volume of ceramic proppant over last year’s first quarter. The Company sold 201 million pounds of proppant in the first quarter of 2005 compared to 172 million pounds in the same period last year. A 19% year-over-year improvement in North American sales volume accounted for most of the increase with the U.S., Canadian and Mexican markets all experiencing growth. The increase in sales volume was led by a 51% increase in the Canadian market as strong seasonal drilling activity during the peak winter months resulted in a new quarterly sales record for that region. Sales in Canada are expected to decline during the second quarter of 2005 because of an anticipated decrease in the Canadian rig count due to the annual spring thaw. Sales volume in Mexico during the first quarter of this year reached its highest total since the third quarter of 1998, exceeding last year’s first quarter by 150%. U.S. sales volume increased 5% in the first quarter of 2005 compared to the same period in 2004 but was constrained by limited supply of high-strength proppant caused primarily by the dedication of plant capacity to the production of lightweight proppant to meet seasonal demand in Canada. Overseas sales volume grew 10% compared to the first quarter of 2004 as increases in Russia, China and the Middle East offset a decline in North Sea sales related to the timing of customer projects.

The first quarter 2005 average sales price of $0.274 per pound increased approximately 1% compared to the first quarter 2004 average sales price. Factors causing the increase compared to 2004 include a price increase that was effective in July 2004, freight premiums charged in the first quarter of 2005 to expedite shipments for U.S. customers and the absence of discounted field trial sales that were ongoing in the first quarter of 2004. Factors serving to partially offset the increase in average sales price include a rise in demand for lower-priced lightweight products in Canada and a decline in sales of higher priced resin-coated proppant in the North Sea. Revenues for the first quarter of 2005 and 2004 include $6.0 million and $3.6 million, respectively, from Pinnacle Technologies, Inc.

Gross Profit. Gross profit for the first quarter of 2005 was $24.8 million, or 41% of sales, compared to $20.3 million, or 41% of sales, for the first quarter of 2004. Gross profit margin remained the same year-over-year as the negative impact of higher costs for raw material, natural gas and freight expense was counterbalanced by an increase in the average sales price of proppant. The delivered cost of natural gas used in the Company’s domestic manufacturing facilities averaged $7.20/mmbtu for the first quarter of 2005 compared to $6.40/mmbtu for the first quarter of 2004. However, improved plant utilization offset the increase in natural gas cost keeping proppant production cost at the same level as the first quarter of 2004. In spite of a scheduled 17-day maintenance shutdown at the New Iberia, Louisiana plant during the first quarter of 2005, manufacturing facilities operated at 104% of design capacity during the quarter compared to 94% for the same period last year and total production volume increased 21% year-over-year. Freight increased primarily due to a larger than usual volume of product shipped by truck instead of rail in order to meet customer requirements.

Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Prior to January 1, 2005, depreciation and amortization relating to those assets were charged to selling, general and administrative expenses.

Depreciation and amortization for those assets included in the 2004 financial statements have been reclassified to conform to the 2005 presentation. Depreciation and amortization for those assets totaled $0.6 million and $0.4 million, respectively, for the quarters ended March 31, 2005 and March 31, 2004. The reclassification had no effect on net income.

Selling, General and Administrative (SG&A) and Other Operating Expenses. Selling, general and administrative expenses totaled $7.1 million for the first quarter of 2005 compared to $5.3 million for the corresponding period of 2004. The increase was due to increased activity related to the Company’s global business development efforts; legal expenses related to patent activity, including litigation in defense of existing patents; additional professional fees incurred to comply with accounting, internal control and other corporate governance requirements of the Sarbanes-Oxley Act of 2002; increased sales and marketing activity; and increased administrative expenses associated with the Company’s growth. Selling, general and administrative expenses increased as a percentage of sales to 11.5% for the quarter ended March 31, 2005 compared to 10.5% for the quarter ended March 31, 2004 primarily due to the increase in legal and professional expenses. Start-up costs in the first quarter of 2005 are related to construction of a new manufacturing facility in Wilkinson County, Georgia.

Income Tax Expense. Income tax expense of $6.6 million for the quarter ended March 31, 2005 increased 16% over the first quarter of 2004 primarily due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 36.1% of pretax income for the first quarter of 2005 decreased from 37.1% of pretax income for last year’s first quarter primarily due to the benefit of a new deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004, combined with an increase in the Company’s tax exempt interest income.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash and cash equivalents of $26.9 million and short-term investments of $56.6 million compared to cash and cash equivalents of $34.0 million and short-term investments of $46.1 million at December 31, 2004. The Company generated $13.0 million cash from operations and received $0.1 million proceeds from employee exercises of stock options. Uses of cash included $7.8 million of capital spending, $10.5 million for net purchases and sales of short-term investments and $1.9 million of cash dividends. Major capital spending included $5.4 million toward the new manufacturing facility in Wilkinson County, Georgia. For a discussion regarding the reclassification from cash and cash equivalents to short-term investments at December 31, 2004, see Note 2 to the Notes to Consolidated Financial Statements.

The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On January 19, 2005, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.12 per share to shareholders of the Company’s common stock. The Company has total projected capital expenditures of $70.0 million to $75.0 million for the remainder of 2005, including spending of approximately $46.0 million on the new manufacturing facility in Wilkinson County, Georgia, construction of which is expected to be complete by the end of 2005, and approximately $15.0 million on a new manufacturing facility in the Russian Federation. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of $62.0 million while the Russian plant is designed to have annual capacity of 100 million pounds at an expected total cost of $32.0 million. Ground-breaking for the Russian plant is scheduled for May 2005, but remains subject to certain Russian federal government approvals. The proposed manufacturing facility will be located in the city of Kopeysk, approximately 1,000 miles east of Moscow.

The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2005, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2005. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of March 31, 2005, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of the end of the quarter ended March 31, 2005, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Reclassification of Depreciation and Amortization Expense. Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Prior to January 1, 2005, depreciation and amortization relating to those assets were charged to selling, general and administrative expenses. Depreciation and amortization for those assets included in prior year financial statements, which are presented below, have been reclassified to conform to the 2005 presentation. The reclassification had no effect on net income.

Depreciation and amortization reclassified for each of the years ended December 31, 2004, 2003 and 2002 totaled $1.9 million, $1.5 million and $0.7 million, respectively, representing 0.9%, 0.9% and 0.5% of revenues, respectively. The Company acquired Pinnacle Technologies, Inc. on May 31, 2002 and has consolidated its results since that date.

	Years ended December 31,
	2004	2003	2002
	($ in thousands, except per share data)
Revenues	$223,054	$169,936	$126,308
Cost of sales	131,648	103,769	79,425

Gross profit	91,406	66,167	46,883
Selling, general and administrative expenses	24,864	18,374	14,111
Start-up costs	–	80	1,099
Provision for legal judgment	–	(18)	993
Loss on disposal of equipment	1,144	717	–

Operating profit	65,398	47,014	30,680

Other income (expense):
Interest income	580	204	500
Interest expense	(10)	(13)	(14)
Other, net	254	(118)	77

	824	73	563

Income before income taxes	66,222	47,087	31,243
Income taxes	24,549	17,518	11,529

Net income	$41,673	$29,569	$19,714

Earnings per share:
Basic	$2.62	$1.90	$1.29

Diluted	$2.60	$1.88	$1.28

ITEM 6. EXHIBITS

     The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ C. Mark Pearson

C. Mark Pearson
President and Chief Executive Officer

/s/ Paul G. Vitek

Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer

Date: May 6, 2005

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.