Form 10-Q
period 2005-06-30
CARBO CERAMICS INC
filed 2005-08-03
CIK 1009672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(972) 401-0090
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 1, 2005, 16,052,197 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,722	$33,990
Short-term investments	56,950	46,125
Trade accounts receivable, net	48,471	41,191
Inventories:
Finished goods	14,194	12,878
Raw materials and supplies	7,575	8,314

Total inventories	21,769	21,192
Prepaid expenses and other current assets	2,288	1,232
Deferred income taxes	2,772	2,552

Total current assets	148,972	146,282
Property, plant and equipment:
Land and land improvements	1,988	1,958
Land-use and mineral rights	5,248	5,248
Buildings	14,851	14,604
Machinery and equipment	148,259	145,043
Construction in progress	33,440	16,278

Total	203,786	183,131
Less accumulated depreciation	63,881	57,746

Net property, plant and equipment	139,905	125,385
Goodwill	21,840	21,840
Intangible and other assets, net	4,712	4,010

Total assets	$315,429	$297,517

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,493	$10,454
Accrued payroll and benefits	5,424	6,182
Accrued freight	1,951	1,378
Accrued utilities	1,795	2,065
Accrued income taxes	1,128	5,595
Retainage related to construction in progress	340	456
Other accrued expenses	3,513	3,062

Total current liabilities	24,644	29,192
Deferred income taxes	25,439	23,958
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 16,018,597 and 15,983,662 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	160	160
Additional paid-in capital	92,773	90,766
Unearned stock compensation	(1,874)	(943)
Retained earnings	174,344	154,415
Accumulated other comprehensive income (loss)	(57)	(31)

Total shareholders’ equity	265,346	244,367

Total liabilities and shareholders’ equity	$315,429	$297,517

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$63,834	$52,350	$125,002	$102,361
Cost of sales	38,202	30,889	74,549	60,556

Gross profit	25,632	21,461	50,453	41,805
Selling, general and administrative expenses	6,777	5,737	13,826	10,987
Start-up costs	239	—	254	—
Loss on disposal of equipment	95	49	95	49

Operating profit	18,521	15,675	36,278	30,769
Other income (expense):
Interest income	526	74	910	134
Interest expense	—	(2)	—	(2)
Earnings in equity-method investee	95	—	95	—
Other, net	(11)	27	(8)	89

	610	99	997	221

Income before income taxes	19,131	15,774	37,275	30,990
Income taxes	6,954	5,917	13,504	11,565

Net income	$12,177	$9,857	$23,771	$19,425

Earnings per share:
Basic	$0.76	$0.62	$1.49	$1.22

Diluted	$0.76	$0.61	$1.48	$1.21

Other information:
Dividends declared per common share	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004

Operating activities
Net income	$23,771	$19,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,202	5,495
Amortization	316	275
Provision for doubtful accounts	348	260
Deferred income taxes	1,261	1,261
Loss on disposal of assets	95	49
Stock compensation expense	452	178
Earnings in equity-method investee	(95)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7,628)	(8,346)
Inventories	(577)	(28)
Prepaid expenses and other current assets	(1,056)	(893)
Accounts payable	39	(1,317)
Accrued payroll and benefits	(758)	(587)
Accrued freight	573	(46)
Accrued utilities	(270)	194
Accrued income taxes	(4,197)	2,958
Payment of legal judgment	—	(975)
Other accrued expenses	451	921

Net cash provided by operating activities	18,927	18,824

Investing activities
Capital expenditures	(21,245)	(8,668)
Investment in equity-method investee	(611)	—
Purchases of short-term investments	(69,675)	(10,000)
Proceeds from maturities of short-term investments	58,850	—

Net cash used in investing activities	(32,681)	(18,668)

Financing activities
Proceeds from exercise of stock options	354	5,290
Dividends paid	(3,842)	(3,168)

Net cash provided by (used in) financing activities	(3,488)	2,122

Net increase (decrease) in cash and cash equivalents	(17,242)	2,278
Effect of exchange rate changes on cash	(26)	19
Cash and cash equivalents at beginning of period	33,990	38,714

Cash and cash equivalents at end of period	$16,722	$41,011

Supplemental cash flow information
Interest paid	$—	$2

Income taxes paid	$16,440	$7,346

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
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its significant operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada, acquired April 2005, that is reported under the equity method of accounting. All significant intercompany transactions have been eliminated.
     Revenue Recognition — Proppant segment revenue is recognized when title passes to the customer, generally upon delivery. In the Fracture and Reservoir Diagnostics segment, revenue from fracture mapping and reservoir diagnostic services and engineering services is recognized at the time service is performed and revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment.
2.	Reclassifications
     Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Depreciation and amortization relating to these assets were charged to selling, general and administrative expenses prior to January 1, 2005. Depreciation and amortization expense for these assets included in the 2004 financial statements have been reclassified as cost of sales to conform to the 2005 presentation. Depreciation and amortization for these assets totaled $1,249 and $855, respectively, for the six months ended June 30, 2005 and June 30, 2004. The reclassification had no effect on net income.
     During the second quarter of 2004, the Company began investing in auction rate securities, which are debt instruments with long-term maturities and periodic interest rate reset dates. Through December 31, 2004, the Company included these investments in cash and cash equivalents. As a result of recent Securities and Exchange Commission (“SEC”) guidance on these type of securities, the Company determined that these investments were more appropriately classified as short-term investments. Accordingly, auction rate securities included in cash and cash equivalents in the 2004 financial statements have been reclassified as short-term investments to conform to the 2005 presentation. Gross purchases and sales of these investments are reflected in the investing activities section of the Consolidated Statement of Cash Flows. The reclassification had no effect on total current assets or net income.
3.	Short-Term Investments
     Management determines the appropriate classification of investments in debt securities at the time of purchase and reevaluates such designation at the end of each fiscal quarter. Short-term investments owned by the Company consist of auction rate securities with auction reset periods of twelve months or less, which are classified as available-for-sale securities and carried at cost, which approximates fair value.

4.	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$12,177	$9,857	$23,771	$19,425
Denominator:
Denominator for basic earnings per share—
Weighted-average shares	15,980,830	15,925,647	15,974,602	15,871,049
Effect of dilutive securities:
Employee stock options	119,908	129,629	120,620	125,467
Nonvested stock awards	5,444	9,763	6,591	4,881

Dilutive potential common shares	125,352	139,392	127,211	130,348

Denominator for diluted earnings per share—
Adjusted weighted-average shares	16,106,182	16,065,039	16,101,813	16,001,397

Basic earnings per share	$0.76	$0.62	$1.49	$1.22

Diluted earnings per share	$0.76	$0.61	$1.48	$1.21

     During the six months ended June 30, 2005, employees exercised stock options to acquire 14,800 common shares at a weighted-average exercise price of $23.92 per share. The Company recognized a related income tax benefit, of which $270 was credited directly to shareholders’ equity.
     During the six months ended June 30, 2004, employees exercised stock options to acquire 204,375 common shares at a weighted-average exercise price of $25.88 per share. The Company recognized a related income tax benefit, of which $2,551 was credited directly to shareholders’ equity.
5.	Stock-Based Compensation
     On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 250,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 50,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to award lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. During the six months ended June 30, 2005, the Company granted awards for 20,135 restricted shares under the plan, at a fair value of $68.70 per share, resulting in $1,383 in unearned stock compensation cost. During the six months ended June 30, 2004, the Company granted awards for 18,080 restricted shares under the plan, at a fair value of $62.09 per share, resulting in $1,123 in unearned stock compensation cost, net of 350 shares that were forfeited. Unearned stock compensation cost of restricted stock is amortized to expense over the vesting period of three years.
     The Company accounts for its employee stock plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, compensation expense is recognized to the extent the exercise price of the award is less than the market value of the underlying common stock. In general, restricted stock awards under the 2004 Plan have no exercise price while stock options granted under the option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense charged to operations for the six months ended June 30, 2005 and June 30, 2004 was $452 and $178, respectively.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$12,177	$9,857	$23,771	$19,425
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	148	77	284	112
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(316)	(322)	(705)	(587)

Pro forma net income	$12,009	$9,612	$23,350	$18,950

Earnings per share:
Basic — as reported	$0.76	$0.62	$1.49	$1.22

Basic — pro forma	$0.75	$0.60	$1.46	$1.19

Diluted — as reported	$0.76	$0.61	$1.48	$1.21

Diluted — pro forma	$0.75	$0.60	$1.45	$1.18

6.	Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates financial results to determine how to allocate resources and assess performance. The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended June 30, 2005, the Fracture and Reservoir Diagnostics operating segment exceeded the quantitative thresholds defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and also became a reportable segment.
     The Company’s Proppant segment manufactures and sells ceramic proppants worldwide for use primarily in the hydraulic fracturing of natural gas and oil wells. All of the Company’s ceramic proppant products have similar production processes and economic characteristics and are marketed predominantly to pumping service companies that perform hydraulic fracturing for major oil and gas companies.
     The Company’s Fracture and Reservoir Diagnostics segment provides fracture mapping and reservoir diagnostic services, sells fracture simulation software and provides engineering services to oil and gas companies worldwide. These services and software are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An intersegment note receivable totaling $10,473 and $8,829 at June 30, 2005 and 2004, respectively, and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.

     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended June 30, 2005
Revenues from external customers	$57,132	$6,702	$63,834
Income before income taxes	18,575	556	19,131
Three Months Ended June 30, 2004
Revenues from external customers	$47,917	$4,433	$52,350
Income before income taxes	15,273	501	15,774
Six Months Ended June 30, 2005
Revenues from external customers	$112,293	$12,709	$125,002
Income before income taxes	36,422	853	37,275
Segment assets as of June 30, 2005	281,692	22,370	304,062
Six Months Ended June 30, 2004
Revenues from external customers	$94,287	$8,074	$102,361
Income before income taxes	30,265	725	30,990
Segment assets as of June 30, 2004	228,919	17,620	246,539
7.	Dividends Paid
     On April 19, 2005, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on April 29, 2005. The dividend was paid on May 13, 2005.
8.	Comprehensive Income
     Comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$12,177	$9,857	$23,771	$19,425
Foreign currency translation adjustment	(25)	18	(26)	19

Comprehensive income	$12,152	$9,875	$23,745	$19,444

9.	New Accounting Pronouncement
     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”). As noted in the above description of our stock-based compensation accounting policy, the Company generally does not record compensation expense for employee stock options. Under SFAS 123(R), the Company will be required to measure the cost of employee services received in exchange for stock compensation, based on the grant date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value for stock options will be estimated using an option pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. Under SFAS 123(R), measurement and recognition of compensation expense related to the Company’s restricted stock will be the same as APB 25. The provisions of SFAS 123(R) originally were effective as of the beginning of the first reporting period beginning after June 15, 2005. However, in April 2005, the effective date was revised to require adoption no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including its impact under different option pricing models.
10.	Legal Proceedings
     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate cost to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
11.	Subsequent Events
     On July 19, 2005, the Board of Directors approved a 3-for-2 split of the Company’s common stock to be effected in the form of a stock dividend. The record date of the stock dividend will be August 5, 2005, and the additional shares will be distributed on August 19, 2005.
     On July 21, 2005, the government of the People’s Republic of China ended its policy of linking the value of its currency, the Yuan, to the U.S. dollar and adopted a policy of linking the Yuan’s value to a basket of foreign currencies. This change has not had a material affect on the translated value of the Company’s net assets that are denominated in Yuan, which were $19,449 as of June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company manufactures ceramic proppant and provides services that are used in the hydraulic fracturing of natural gas and oil wells. Goods and services are provided through two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. The Company’s Proppant segment manufactures and sells ceramic proppants. The Company’s Fracture and Reservoir Diagnostics segment provides fracture mapping and reservoir diagnostic services, sells fracture simulation software and provides engineering services to oil and gas companies worldwide. These services and software are provided through the Company’s wholly-owned subsidiary, Pinnacle Technologies, Inc.
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
Results of Operations
Three Months Ended June 30, 2005
Revenues. Consolidated revenues of $63.8 million for the quarter ended June 30, 2005 were a new quarterly record and increased 22% compared to revenues of $52.3 million for the same period a year earlier. The previous record of $62.2 million was established in the fourth quarter of 2004. The increase in revenues was largely due to an increase in the sales volume and average selling price of proppant.
Worldwide proppant sales totaled 190.3 million pounds for the quarter, a 12% increase compared to the second quarter of 2004, with North American sales volume up 29% and overseas volume down 23%. The increase in North America was primarily due to record quarterly sales volume in the U.S. and Mexico. Strong U.S. sales were the result of continuing improvement in drilling activity as the second quarter U.S. natural gas rig count increased by 20% compared to the same period a year ago. Sales volume in Mexico exceeded the second quarter of 2004 by 106% and surpassed the previous quarterly record for that region. Sales in Canada began to rebound in June from the seasonal second quarter decline associated with the spring thaw, finishing the quarter 12% ahead of the second quarter of 2004. The decline in overseas sales volume compared to last year’s second quarter resulted mainly from decreases of 89% in Russia and 76% in the North Sea. Sales in Russia have slowed following a transfer of ownership of the Company’s largest customer in the Russian market, combined with an increase in the availability of locally produced proppant. North Sea sales declined due to customer project delays in that region.
The second quarter 2005 average selling price of $0.300 per pound of proppant increased approximately 7% compared to the second quarter 2004 average selling price of $0.281. The higher average selling price was due to price increases that went into effect in July 2004 and June 2005, increases in expenses passed on to customers for fuel surcharges and for freight premiums to expedite shipments to U.S. customers, and an increase in sales of higher priced resin-coated proppant.
Consolidated revenues also benefited from an increase in revenues in the Company’s Fracture and Reservoir Diagnostics segment. Revenues of $6.7 million for the quarter ended June 30, 2005 exceeded revenues of $4.4 million for the same period in 2004 by 52%. The increase was primarily due to the continued growth in the core fracture mapping business.

Gross Profit. Consolidated gross profit for the second quarter of 2005 was $25.6 million, or 40% of sales, compared to $21.5 million, or 41% of sales, for the second quarter of 2004. The increase in consolidated gross profit was primarily due to the increase in Proppant segment revenues and the decrease in consolidated gross profit margin was primarily due to a decrease in the Fracture Diagnostic and Engineering Services segment’s gross profit margin.
Proppant segment gross profit for the second quarter of 2005 was $23.2 million, or 41% of sales, compared to $19.6 million, or 41% of sales, for the second quarter of 2004. Proppant segment gross profit margin remained the same year-over-year as an increase in the average sales price of proppant offset the negative impact of higher costs for raw materials, natural gas and freight. The delivered cost of natural gas used in the Company’s domestic proppant manufacturing facilities averaged $7.28/mmbtu for the second quarter of 2005 compared to $6.66/mmbtu for the second quarter of 2004. The Company’s proppant manufacturing facilities operated at 108% of design capacity in the second quarter of 2005 compared to 96% in the same period last year and total production volume increased 20% year-over-year. Record production volume was achieved during the quarter, boosted by record volume at the McIntyre, Georgia facility. Freight cost increased primarily due to increases in fuel surcharges and a larger than usual volume of product shipped by truck instead of rail in order to meet customer requirements.
Fracture and Reservoir Diagnostics segment gross profit for the second quarter of 2005 was $2.4 million, or 35% of sales, compared to $1.9 million, or 42% of sales, for the second quarter of 2004. The decrease in gross profit margin was primarily due to increased labor costs in preparation for anticipated growth and increased subcontractor costs due to a change in the mix of service offerings.
For information regarding the reclassification of depreciation and amortization of certain equipment and intangibles used by Pinnacle from selling, general and administrative expenses to cost of sales beginning January 1, 2005, see Note 2 to the Notes to Consolidated Financial Statements.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses totaled $6.8 million for the second quarter of 2005 compared to $5.7 million for the corresponding period in 2004. As a percentage of revenues, SG&A decreased to 10.6% for the quarter ended June 30, 2005 compared to 11.0% for the quarter ended June 30, 2004.
Proppant segment SG&A expenses totaled $4.9 million for the second quarter of 2005 compared to $4.4 million for the corresponding period in 2004. The increase was due to greater activity related to the Company’s global business development efforts and increased selling and administrative expenses associated with the Company’s growth and international expansion. Other operating expenses include $0.2 million in the second quarter of 2005 related to pre-operating activities associated with new proppant manufacturing facilities under construction in Wilkinson County, Georgia and the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $1.9 million for the second quarter of 2005 and $1.3 million for the corresponding period in 2004. The increase was primarily due to greater marketing and administrative expenses necessary to support higher sales activity and increased spending on technology development.
Income Tax Expense. Consolidated income tax expense of $7.0 million for the quarter ended June 30, 2005 increased 18% compared to the same period a year ago primarily due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 36.3% of pretax income for the second quarter of 2005 decreased from 37.5% for last year’s second quarter primarily due to the benefit of a new deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004, combined with an increase in the Company’s tax exempt interest.
Six Months Ended June 30, 2005
Revenues. Consolidated revenues of $125.0 million for the six-month period ended June 30, 2005 exceeded revenues of $102.4 million for the same period in 2004 by 22%. The improvement in revenues was largely due to an increase in the sales volume and average selling price of proppant and an increase in revenues from the Fracture and Reservoir Diagnostics segment.

Proppant segment revenues of $112.3 million for the six-month period ended June 30, 2005 exceeded revenues of $94.3 million for the same period in 2004 by 19%. The growth was driven primarily by a 15% increase in ceramic proppant sales volume, with worldwide sales totaling 391.6 million pounds, and a 4% increase in the average selling price of proppant. North American proppant sales volume increased 24% over 2004, including a 16% increase in the U.S., a 40% increase in Canada and a 125% increase in Mexico. Overseas sales volume declined by 10% compared to last year primarily due to decreases of 29% in Russia and 72% in the North Sea, partially offset by increases in other overseas areas. The average selling price per pound of ceramic proppant for the first half of 2005 was $0.287 versus $0.276 for the first half of 2004. The higher average selling price was due to the impact of price increases that went into effect in July 2004 and June 2005, increases in expenses passed on to customers for fuel surcharges and for freight premiums to expedite shipments to U.S. customers, and an increase in sales of higher priced resin-coated proppant.
Fracture and Reservoir Diagnostics segment revenues of $12.7 million for the six-month period ended June 30, 2005 exceeded revenues of $8.1 million for the same period in 2004 by 57%. The growth was driven primarily by a rapid increase in demand for fracture mapping services in the U.S. and an increase in international engineering services.
Gross Profit. Consolidated gross profit for the six months ended June 30, 2005 was $50.5 million, or 40% of revenues, compared to $41.8 million, or 41% of revenues, for the same period in 2004. The increase in consolidated gross profit was primarily due to the increase in proppant sales and the decrease in consolidated gross profit margin was primarily due to the Company’s Fracture and Reservoir Diagnostics segment.
Proppant segment gross profit for the six months ended June 30, 2005 was $46.0 million, or 41% of revenues, compared to $38.5 million, or 41% of revenues, for the same period in 2004. Gross profit margin remained the same year-over-year as an increase in the average sales price of proppant offset the negative impact of higher costs for raw materials, natural gas and freight. The delivered cost of natural gas used in the Company’s domestic proppant manufacturing facilities averaged $7.24/mmbtu for the first half of 2005 compared to $6.53/mmbtu for the first half of 2004. The Company’s proppant manufacturing facilities operated at 106% of design capacity in the first half of 2005 compared to 95% in the same period last year and total production volume increased 21% year-over-year. Freight cost increased primarily due to increases in fuel surcharges and a larger than usual volume of product shipped by truck instead of rail in order to expedite delivery to U.S. customers.
Fracture and Reservoir Diagnostics segment gross profit for the six months ended June 30, 2005 was $4.5 million, or 36% of revenues, compared to $3.3 million, or 41% of revenues, for the same period in 2004. The decrease in gross profit margin was primarily due to increased labor costs in preparation for anticipated growth and for the development of expanded service offerings. Increased third party cost of data acquisition for fracture mapping services also contributed to the decrease in margins.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses totaled $13.8 million for the six months ended June 30, 2005 compared to $11.0 million for the six months ended June 30, 2004. As a percentage of revenues, SG&A expenses increased slightly to 11.0% for the first half of 2005 compared to 10.7% for same period in 2004.
Proppant segment SG&A expenses totaled $10.2 million for the six months ended June 30, 2005 compared to $8.6 million for the six months ended June 30, 2004. The increase was due to greater activity related to the Company’s global business development efforts; legal expenses related to patent activity, including litigation in defense of existing patents; additional professional fees incurred to comply with accounting, internal control and other corporate governance requirements of the Sarbanes-Oxley Act of 2002; and increased selling and administrative expenses associated with the Company’s growth and international expansion. Other operating expenses in 2005 include $0.2 million related to start-up activities associated with two new manufacturing facilities under construction in Wilkinson County, Georgia and the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $3.6 million for the six months ended June 30, 2005 compared to $2.4 million for the six months ended June 30, 2004. The increase was primarily due to greater marketing and administrative expenses necessary to support higher revenues and increased spending on technology development.

Income Tax Expense. Consolidated income tax expense of $13.5 million for the six months ended June 30, 2005 increased 17% compared to the same period a year ago primarily due to the increase in taxable income resulting from the Company’s improved performance. The effective income tax rate of 36.2% of pretax income for the first half of 2005 decreased from 37.3% for first half of 2004 primarily due to the benefit of a new deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004, combined with an increase in the Company’s tax exempt interest income.
Liquidity and Capital Resources
At June 30, 2005, the Company had cash and cash equivalents of $16.7 million and short-term investments of $57.0 million compared to cash and cash equivalents of $34.0 million and short-term investments of $46.1 million at December 31, 2004. The Company generated $18.9 million cash from operations and received $0.3 million proceeds from employee exercises of stock options. Uses of cash included $21.3 million of capital spending, $10.8 million for net purchases and sales of short-term investments, $3.8 million of cash dividends and $0.6 million investment in a joint venture. Major capital spending included $14.4 million toward the new manufacturing facility in Wilkinson County, Georgia and $2.5 million toward the new manufacturing facility in the Russian Federation. For a discussion regarding the reclassification from cash and cash equivalents to short-term investments at December 31, 2004, see Note 2 to the Notes to Consolidated Financial Statements.
The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On April 19, 2005, the Company’s Board of Directors approved the payment of a quarterly dividend of $0.12 per share to shareholders of the Company’s common stock. The Company has total projected capital expenditures of $60.0 million to $65.0 million for the remainder of 2005, including spending of approximately $36.0 million on the new manufacturing facility in Wilkinson County, Georgia, construction of which is expected to be complete by the end of 2005, and approximately $18.0 million on a new manufacturing facility in the Russian Federation. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of $62.0 million while the Russian plant is designed to have annual capacity of 100 million pounds at an expected total cost of $32.0 million. Ground-breaking for the Russian plant took place in June 2005. The manufacturing facility will be located in the city of Kopeysk, approximately 1,000 miles east of Moscow.
The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2005, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2005. On July 21, 2005, the government of the People’s Republic of China ended its policy of linking its currency, the Yuan, to the U.S. dollar and adopted a policy of linking the Yuan’s value to a basket of foreign currencies. This change has not had a material affect on the translated value of the Company’s net assets that are denominated in Yuan, which were $19.4 million as of June 30, 2005.
The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of June 30, 2005, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.
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
As of the end of the quarter ended June 30, 2005, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 19, 2005.

b.	The following matters were submitted to a vote at the meeting:
(1) The election of the following nominees as directors of Carbo Ceramics Inc. Votes representing 14,524,620 share of common stock were cast. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	14,473,237	69,383
Chad C. Deaton	14,472,937	69,683
H. E. Lentz, Jr.	14,473,826	68,794
William C. Morris	14,346,741	195,879
John J. Murphy	14,475,164	67,456
C. Mark Pearson	14,479,888	62,732
Robert S. Rubin	14,473,156	69,464
(2) The ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of Carbo Ceramics Inc. for the year 2005. Votes representing 14,524,620 share of common stock were cast. Results of the vote were as follows: 14,315,687 for, 226,283 against, and 650 abstained.
ITEM 5. OTHER INFORMATION
     Not applicable
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
Date: August 3, 2005

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.