Form 10-Q
period 2005-09-30
CARBO CERAMICS INC
filed 2005-10-28
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
(972) 401-0090
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     As of October 26, 2005, 24,083,368 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,476	$33,990
Short-term investments	45,550	46,125
Trade accounts receivable, net	53,509	41,191
Inventories:
Finished goods	15,316	12,878
Raw materials and supplies	7,181	8,314

Total inventories	22,497	21,192
Prepaid expenses and other current assets	2,672	1,232
Deferred income taxes	3,214	2,552

Total current assets	144,918	146,282
Property, plant and equipment:
Land and land improvements	2,812	1,958
Land-use and mineral rights	5,267	5,248
Buildings	14,977	14,604
Machinery and equipment	152,634	145,043
Construction in progress	51,600	16,278

Total	227,290	183,131
Less accumulated depreciation	67,049	57,746

Net property, plant and equipment	160,241	125,385
Goodwill	21,840	21,840
Intangible and other assets, net	6,181	4,010

Total assets	$333,180	$297,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,006	$10,454
Accrued payroll and benefits	6,270	6,182
Accrued freight	1,646	1,378
Accrued utilities	2,089	2,065
Accrued income taxes	5,708	5,595
Retainage related to construction in progress	334	456
Other accrued expenses	3,153	3,062

Total current liabilities	28,206	29,192
Deferred income taxes	26,768	23,958
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,083,368 and 23,975,493 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	241	240
Additional paid-in capital	94,899	90,766
Unearned stock compensation	(1,630)	(943)
Retained earnings	184,210	154,335
Accumulated other comprehensive income (loss)	486	(31)

Total shareholders’ equity	278,206	244,367

Total liabilities and shareholders’ equity	$333,180	$297,517

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$64,104	$58,482	$189,106	$160,843
Cost of sales	39,155	33,624	113,704	94,180

Gross profit	24,949	24,858	75,402	66,663
Selling, general and administrative expenses	6,491	6,814	20,317	17,801
Start-up costs	219	—	473	—
Loss on disposal of equipment	—	—	95	49

Operating profit	18,239	18,044	54,517	48,813
Other income (expense):
Interest income	439	181	1,349	315
Interest expense	(9)	—	(9)	(2)
Earnings in equity-method investee	21	—	116	—
Other, net	(119)	(41)	(127)	48

	332	140	1,329	361

Income before income taxes	18,571	18,184	55,846	49,174
Income taxes	6,119	6,687	19,623	18,252

Net income	$12,452	$11,497	$36,223	$30,922

Earnings per share:
Basic	$0.52	$0.48	$1.51	$1.30

Diluted	$0.51	$0.48	$1.50	$1.29

Other information:
Dividends declared per common share	$0.10	$0.08	$0.26	$0.21

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income	$36,223	$30,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,467	8,562
Amortization	499	401
Provision for doubtful accounts	506	501
Deferred income taxes	2,148	4,652
Loss on disposal of assets	95	49
Foreign currency transaction loss	100	—
Stock compensation expense	681	310
Earnings in equity-method investee	(116)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(12,773)	(13,965)
Inventories	(1,244)	1,385
Prepaid expenses and other current assets	(1,440)	(726)
Long-term prepaid expenses	(1,233)	—
Accounts payable	(1,468)	571
Accrued payroll and benefits	85	1,144
Accrued freight	267	416
Accrued utilities	23	123
Accrued income taxes	1,101	4,345
Payment of legal judgment	—	(975)
Other accrued expenses	93	304

Net cash provided by operating activities	33,014	38,019

Investing activities
Capital expenditures, net	(44,873)	(13,720)
Investment in equity-method investee	(611)	—
Purchases of short-term investments	(77,425)	(44,025)
Proceeds from maturities of short-term investments	78,000	8,000

Net cash used in investing activities	(44,909)	(49,745)

Financing activities
Proceeds from exercise of stock options	1,779	5,731
Dividends paid	(6,348)	(5,084)

Net cash provided by (used in) financing activities	(4,569)	647

Net decrease in cash and cash equivalents	(16,464)	(11,079)
Effect of exchange rate changes on cash	(50)	18
Cash and cash equivalents at beginning of period	33,990	38,714

Cash and cash equivalents at end of period	$17,476	$27,653

Supplemental cash flow information
Interest paid	$9	$2

Income taxes paid	$16,361	$9,255

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
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada, acquired April 2005, that is reported under the equity method of accounting. All significant intercompany transactions have been eliminated.
     Revenue Recognition – Proppant segment revenue is recognized when title passes to the customer, generally upon delivery. In the Fracture and Reservoir Diagnostics segment, revenue from fracture mapping and reservoir diagnostic services and engineering services is recognized at the time service is performed and revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment.
2. Reclassifications
     Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Depreciation and amortization relating to these assets were charged to selling, general and administrative expenses prior to January 1, 2005. Depreciation and amortization expense for these assets included in the 2004 financial statements have been reclassified as cost of sales to conform to the 2005 presentation. Depreciation and amortization for these assets totaled $1,967 and $1,353, respectively, for the nine months ended September 30, 2005 and September 30, 2004. The reclassification had no effect on net income.
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
3. Stock Split
     On July 19, 2005, the Board of Directors declared a three-for-two stock split of the Company’s common stock, which was paid in the form of a stock dividend on August 19, 2005 to the stockholders of record at the close of business on August 5, 2005. As a result of the split, the Company issued 8,025,134 additional shares, for which retained earnings decreased by $80 and common stock increased by $80. Accordingly, all share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

4. Short-Term Investments
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
5. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$12,452	$11,497	$36,223	$30,922
Denominator:
Denominator for basic earnings per share—Weighted-average shares	24,013,691	23,916,972	23,979,355	23,843,641
Effect of dilutive securities:
Employee stock options	188,965	188,028	183,612	188,144
Nonvested stock awards	2,425	5,362	7,400	6,669

Dilutive potential common shares	191,390	193,390	191,012	194,813

Denominator for diluted earnings per share—Adjusted weighted-average shares	24,205,081	24,110,362	24,170,367	24,038,454

Basic earnings per share	$0.52	$0.48	$1.51	$1.30

Diluted earnings per share	$0.51	$0.48	$1.50	$1.29

     During the nine months ended September 30, 2005, employees exercised stock options to acquire 79,739 common shares at a weighted-average exercise price of $22.32 per share and 9,021 common shares from non-vested stock awards became fully vested. The Company recognized a related income tax benefit, of which $987 was credited directly to shareholders’ equity.
     During the nine months ended September 30, 2004, employees exercised stock options to acquire 327,787 common shares at a weighted-average exercise price of $17.49 per share. The Company recognized a related income tax benefit, of which $2,756 was credited directly to shareholders’ equity.
6. Stock-Based Compensation
     On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of common stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to award lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. During the nine months ended September 30, 2005, the Company granted awards for 29,815 restricted shares under the plan, at a fair value of $45.85 per share, resulting in $1,373 in unearned stock compensation cost, net of 352 shares that were forfeited. In addition, 9,021 common shares from non-vested stock awarded in 2004 became fully vested during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company granted awards for 27,120 restricted shares under the plan, at a fair value of $41.41 per share, resulting in $1,123 in unearned stock compensation cost, net of 525 shares that were forfeited. Unearned stock compensation cost of restricted stock is amortized to expense over the vesting period of three years.

     The Company accounts for its employee stock plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, compensation expense is recognized to the extent the exercise price of the award is less than the market value of the underlying common stock. In general, restricted stock awards under the 2004 Plan have no exercise price while stock options granted under the option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense charged to operations for the nine months ended September 30, 2005 and September 30, 2004 was $681 and $310, respectively.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$12,452	$11,497	$36,223	$30,922
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	144	83	429	195
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(259)	(338)	(964)	(925)

Pro forma net income	$12,337	$11,242	$35,688	$30,192

Earnings per share:
Basic — as reported	$0.52	$0.48	$1.51	$1.30

Basic — pro forma	$0.51	$0.47	$1.49	$1.27

Diluted — as reported	$0.51	$0.48	$1.50	$1.29

Diluted — pro forma	$0.51	$0.47	$1.48	$1.26

7. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates financial results to determine how to allocate resources and assess performance. The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended June 30, 2005, the Company concluded that the Fracture and Reservoir Diagnostics operating segment met the disclosure requirements defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and that operating segment became a reportable segment.
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
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An intersegment note receivable totaling $13,368 and $10,236 at September 30, 2005 and 2004, respectively, and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.

     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended September 30, 2005
Revenues from external customers	$57,357	$6,747	$64,104
Income before income taxes	17,685	886	18,571
Three Months Ended September 30, 2004
Revenues from external customers	$50,658	$7,824	$58,482
Income before income taxes	16,194	1,990	18,184
Nine Months Ended September 30, 2005
Revenues from external customers	$169,650	$19,456	$189,106
Income before income taxes	54,107	1,739	55,846
Segment assets as of September 30, 2005	298,450	26,258	324,708
Nine Months Ended September 30, 2004
Revenues from external customers	$144,945	$15,898	$160,843
Income before income taxes	46,459	2,715	49,174
Segment assets as of September 30, 2004	244,640	22,240	266,880
8. Dividends Paid
     On July 19, 2005, the Board of Directors declared a cash dividend, equivalent to $0.10 per share on a post-split basis, payable to shareholders of record on July 29, 2005. The dividend was paid on August 15, 2005.
9. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments by and distributions to owners, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$12,452	$11,497	$36,223	$30,922
Foreign currency translation adjustment	543	(1)	517	18

Comprehensive income	$12,995	$11,496	$36,740	$30,940

10. New Accounting Pronouncement
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principles as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of each change to be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to retained earnings for the first period presented. Also, under the new statement, a change in an accounting estimate continues to be accounted for in the period of the change and in future periods if necessary. Under SFAS 154, corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS 154 on January 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is to be applied prospectively.
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
11. Legal Proceedings
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
Results of Operations
Three Months Ended September 30, 2005
Revenues. Consolidated revenues of $64.1 million for the quarter ended September 30, 2005 set a new quarterly record and represented a 10% increase compared to revenues of $58.5 million for the same period a year earlier. The increase in revenues was largely due to increases in both the average selling price and sales volume of proppant. The previous revenue record of $63.8 million was established in the second quarter of 2005.
Proppant segment revenues of $57.4 million for the quarter ended September 30, 2005 exceeded revenues of $50.7 million for the same period in 2004 by 13%. Worldwide proppant sales totaled 190.6 million pounds for the quarter, an increase of 5% compared to the third quarter of 2004, as a 40% increase in North American sales volume made up for a 55% decline in overseas volume. Increased drilling activity in North America resulted in sales volume increases across the U.S., Canada and Mexico. U.S. sales volume increased 33% compared to the third quarter of 2004 on significant increases in the South Texas, Rocky Mountain and Mid-Continent regions. Sales volume in the Southwest region declined versus the prior year’s third quarter as drilling activity in the Gulf of Mexico was temporarily curtailed by hurricanes Katrina and Rita, and shipments to East Texas and North Louisiana were limited by diesel fuel shortages in the Southeast. Sales volume in Canada established a new third quarter record, exceeding last year’s record third quarter by 59%. Sales volume in Mexico surpassed the third quarter of 2004 by 95%. The decline in overseas sales volume compared to last year’s third quarter resulted mainly from a decrease in sales in Russia and the North Sea, partially offset by increases in Africa, Australia and China. Sales in Russia have slowed following a transfer of ownership of the Company’s largest customer in the Russian market, combined with an increase in the availability of locally produced proppant. North Sea sales declined due to continued project delays on a major drilling program in that region. The third quarter 2005 average selling price of $0.301 per pound of proppant increased approximately 8% compared to the third quarter 2004 average selling price of $0.279. The higher average selling price was due to a price increase and fuel surcharge that went into effect in June 2005 and freight premiums passed on to customers requesting expedited shipments in the U.S. market.
Fracture and Reservoir Diagnostics segment revenues included in consolidated revenues for the quarter ended September 30, 2005 were $6.7 million, 14% lower than revenues of $7.8 million for the same period in 2004. The decrease was primarily due to the strength of the prior year’s third quarter, which was the highest quarterly revenue achieved to date for Pinnacle Technologies. Revenues for this segment can vary significantly from quarter to quarter depending upon the timing of large mapping projects. Revenues for the third quarter 2005 represent the second best quarter in the history of Pinnacle Technologies.
Gross Profit. Consolidated gross profit for the third quarter of 2005 was $24.9 million, or 39% of sales, compared to $24.9 million, or 43% of sales, for the third quarter of 2004. Consolidated gross profit remained flat as an increase in gross profit from the Proppant segment was offset by a decline in the Fracture and Reservoir Diagnostics segment compared to last year’s record third quarter for that segment.
Proppant segment gross profit for the third quarter of 2005 was $22.2 million, or 39% of sales, compared to $20.8 million, or 41% of sales, for the third quarter of 2004. Proppant segment gross profit increased directly with the increase in sales volume but decreased as a percent of revenues because the boost in average selling price of proppant did not completely offset higher costs for natural gas, freight and the delivery of raw materials. The delivered cost of natural gas used in the Company’s domestic proppant manufacturing facilities averaged $7.74/mmbtu for the third quarter of 2005 compared to $6.77/mmbtu for the third quarter of 2004. Freight cost increased due to increases in fuel surcharges imposed by carriers and a significant volume of product shipped by truck instead of rail in order to meet customer requirements.
Fracture and Reservoir Diagnostics segment gross profit for the third quarter of 2005 was $2.7 million, or 40% of sales, compared to $4.1 million, or 52% of sales, for the third quarter of 2004. The decrease in gross profit margin was primarily due to the very strong prior year revenue performance. The majority of the cost of sales for the Fracture and Reservoir Diagnostics segment are salaried labor and depreciation that do not vary significantly with short term changes in revenue and, therefore, the strong revenue performance in the third quarter of 2004 led to the very strong gross profit margin.
For information regarding the reclassification of depreciation and amortization of certain equipment and intangibles used by Pinnacle from selling, general and administrative expenses to cost of sales beginning January 1, 2005, see Note 2 to the Notes to Consolidated Financial Statements.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses totaled $6.5 million for the third quarter of 2005 compared to $6.8 million for the corresponding period in 2004. As a percentage of revenues, SG&A decreased to 10.1% for the quarter ended September 30, 2005 compared to 11.7% for the quarter ended September 30, 2004.
Proppant segment SG&A expenses totaled $4.7 million for the third quarter of 2005 compared to $4.8 million for the corresponding period in 2004. The decrease was mostly due to reductions in spending on business development and professional fees, partially offset by increased selling and administrative expenses associated with the Company’s growth and international expansion. Other operating expenses include $0.2 million in the third quarter of 2005 related to pre-operating activities associated with new proppant manufacturing facilities under construction in Wilkinson County, Georgia and the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $1.8 million for the third quarter of 2005 and $2.0 million for the corresponding period in 2004. The decrease was primarily due to reduced variable compensation expense associated with lower revenues and income compared to the third quarter of 2004.
Income Tax Expense. Consolidated income tax expense of $6.1 million for the quarter ended September 30, 2005 decreased 9% compared to the same period a year ago despite an increase in pretax income. The decrease was due to a $0.6 million reduction in estimated state income tax expenses resulting from the preparation of the 2004 income tax returns as well as a decrease in the 2005 effective income tax rate. The reduction in the 2005 effective tax rate was primarily due to the benefit of a new deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004 and an increase in the Company’s tax exempt interest income.
Nine Months Ended September 30, 2005
Revenues. Consolidated revenues of $189.1 million for the nine-month period ended September 30, 2005 exceeded revenues of $160.8 million for the same period in 2004 by 18%. The improvement in revenues was due to an increase in sales volume and the average selling price of proppant, combined with an increase in revenues from the Fracture and Reservoir Diagnostics segment.
Proppant segment revenues of $169.6 million for the nine-month period ended September 30, 2005 increased by 17% compared to revenues of $144.9 million for the same period in 2004. The growth was driven primarily by an 11% increase in sales volume, with worldwide sales totaling 582.2 million pounds, and a 5% increase in the average selling price of proppant. North American sales volume increased 29% over 2004, including a 21% increase in the U.S., a 46% increase in Canada and a 114% increase in Mexico. Overseas sales volume declined by 29% compared to last year primarily due to decreases of 54% in Russia and 77% in the North Sea, partially offset by increases in China, South America, Africa and Australia. The average selling price per pound of ceramic proppant for the first nine months of 2005 was $0.291 versus $0.277 for the same period in 2004. The higher average selling price was due to the price increases that went into effect in July 2004 and June 2005, increases in expenses passed on to customers for fuel surcharges and for freight premiums to expedite shipments to U.S. customers, and an increase in sales of higher priced resin-coated proppant.
Fracture and Reservoir Diagnostics segment revenues of $19.5 million for the nine-month period ended September 30, 2005 exceeded revenues of $15.9 million for the same period in 2004 by 23%. The growth was driven primarily by a rapid increase in demand for fracture mapping services in the U.S. and an increase in international engineering services.
Gross Profit. Consolidated gross profit for the nine months ended September 30, 2005 was $75.4 million, or 40% of revenues, compared to $66.7 million, or 41% of revenues, for the same period in 2004. The increase in consolidated gross profit was primarily due to the increase in proppant sales volume.
Proppant segment gross profit for the nine months ended September 30, 2005 was $68.2 million, or 40% of revenues, compared to $59.3 million, or 41% of revenues, for the same period in 2004. Gross profit increased directly with the increase in sales volume but decreased slightly as a percentage of revenues because the boost in average selling price of proppant did not completely offset higher costs for natural gas, freight and delivery of raw materials. The delivered cost of natural gas used in the Company’s domestic proppant manufacturing facilities averaged $7.40/mmbtu for the first nine months of 2005 compared to $6.61/mmbtu for the first nine months of 2004. Improved utilization of manufacturing plants has helped to reduce the impact of rising production costs. The Company’s proppant manufacturing facilities operated at 105% of design capacity in the first nine months of 2005 compared to 98% in the same period last year, and total production volume increased 14% year-over-year. Freight cost increased primarily due to increases in fuel surcharges and a larger than usual volume of product shipped by truck instead of rail in order to expedite delivery to U.S. customers.
Fracture and Reservoir Diagnostics segment gross profit for the nine months ended September 30, 2005 was $7.2 million, or 37% of revenues, compared to $7.4 million, or 46% of revenues, for the same period in 2004. The decrease in gross profit margin was primarily due to increased labor costs in preparation for anticipated growth and for the development of expanded service offerings. Increased third party cost of data acquisition for fracture mapping services also contributed to the decrease in margins.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses totaled $20.3 million for the nine months ended September 30, 2005 compared to $17.8 million for the nine months ended September 30, 2004. As a percentage of revenues, SG&A expenses decreased slightly to 10.7% for the first nine months of 2005 compared to 11.1% for same period in 2004.
Proppant segment SG&A expenses totaled $14.9 million for the nine months ended September 30, 2005 compared to $13.3 million for the nine months ended September 30, 2004. The increase was due to greater activity related to the Company’s global business development efforts; legal expenses related to patent activity, including litigation in defense of existing patents; additional professional fees incurred to comply with accounting, internal control and other corporate governance requirements of the Sarbanes-Oxley Act of 2002; and increased selling and administrative expenses associated with the Company’s growth and international expansion. Other operating expenses in 2005 include $0.5 million related to start-up activities associated with two new proppant manufacturing facilities under construction in Wilkinson County, Georgia and the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $5.4 million for the nine months ended September 30, 2005 compared to $4.5 million for the nine months ended September 30, 2004. The increase was primarily due to greater marketing and administrative expenses necessary to support higher revenues and increased spending on technology development.
Income Tax Expense. Consolidated income tax expense of $19.6 million for the nine months ended September 30, 2005 increased 8% compared to the same period a year ago primarily due to the increase in taxable income resulting from the Company’s improved performance. The 2005 effective income tax rate of 36.1% of pretax income decreased from 37.1% in 2004 due to the benefit of a new deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004 and an increase in the Company’s tax exempt interest income. In addition, the Company recorded a $0.6 million reduction of income tax expense in the third quarter of 2005 for the difference between the Company’s estimated income tax expense recorded in 2004 and actual income tax expense per the 2004 tax returns.
Liquidity and Capital Resources
At September 30, 2005, the Company had cash and cash equivalents of $17.5 million and short-term investments of $45.6 million compared to cash and cash equivalents of $34.0 million and short-term investments of $46.1 million at December 31, 2004. The Company generated $33.0 million cash from operations and received $1.8 million proceeds from employee exercises of stock options and $0.5 million for net purchases and sales of short-term investments. Uses of cash included $44.9 million of capital spending, $6.3 million of cash dividends and $0.6 million investment in a joint venture. Major capital spending included $29.0 million on the new proppant manufacturing facility in Wilkinson County, Georgia, $5.9 million on the new proppant manufacturing facility in the Russian Federation and $2.2 million on microseismic equipment for use in providing fracture mapping and reservoir diagnostics services. For a discussion regarding the reclassification from cash and cash equivalents to short-term investments at December 31, 2004, see Note 2 to the Notes to Consolidated Financial Statements.
The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year. In the short term, the Company believes it will be adversely impacted by the price of natural gas. Natural gas is a large component of the Company’s manufacturing costs, accounting for approximately 25% of direct manufacturing costs in U.S. manufacturing facilities and over 10 percent of the Company’s total cost of sales. For the year to date in 2005, forward purchases of natural gas requirements resulted in the Company paying an average of approximately $7.40/Mcf for natural gas delivered to its domestic plants. However, beginning in November, the Company anticipates that it will pay current market rates for all of its domestic requirements. The high price that the Company anticipates paying for gas this winter will put pressure on its operating margins. While the Company has instituted an additional fuel surcharge effective November 1, this will not fully offset cost increases and it is anticipated that the operating profit margin in the fourth quarter may decline by 1 to 2 percentage points based on current expectations for natural gas pricing.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On July 19, 2005, the Board of Directors declared a three-for-two stock split of its common stock, which was paid in the form of a stock dividend on August 19, 2005 to the stockholders of record at the close of business on August 5, 2005. On July 19, 2005, the Company’s Board of Directors also approved the payment of a quarterly cash dividend, equivalent to $0.10 per share on a post-split basis, to shareholders of the Company’s common stock on July 29, 2005. The Company has total projected capital expenditures of $35.0 million to $40.0 million for the remainder of 2005, including spending of approximately $20.0 million on the new manufacturing facility in Wilkinson County, Georgia, construction of which is expected to be complete by the end of 2005, and approximately $15.0 million on a new manufacturing facility in the Russian Federation. The new Georgia plant is designed to have initial annual capacity of 250 million pounds at an expected total cost of $62.0 million while the Russian plant is designed to have annual capacity of 100 million pounds at an expected total cost of $32.0 million.
The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2005, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2005.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, changes in demand for our products, changes in the demand for, or price of, oil and natural gas, risks of increased competition, technological, manufacturing and product development risks, loss of key customers, changes in government regulations, foreign and domestic political and legislative risks, the risks of war and international and domestic terrorism, risks associated with foreign operations and foreign currency exchange rates and controls, weather-related risks and other risks and uncertainties. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2004 under the caption “Trends, Risks and Uncertainties” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investment in China. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2005. On July 21, 2005, the government of the People’s Republic of China ended its policy of linking its currency, the Yuan, to the U.S. dollar and adopted a policy of linking the Yuan’s value to a basket of foreign currencies. This change resulted in a $0.5 million increase in the translated value of the Company’s net assets that are denominated in Yuan, which were $21.3 million as of September 30, 2005.
The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of September 30, 2005, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.
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
As of the end of the quarter ended September 30, 2005, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, those controls.

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
Date: October 28, 2005

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by C. Mark Pearson.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.