Form 10-K
period 2005-12-31
CARBO CERAMICS INC
filed 2006-03-07
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-28178
CARBO Ceramics Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1100013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number.)

6565 MacArthur Boulevard
Suite 1050
Irving, Texas 75039
(Address of principal executive offices)

(972) 401-0090
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2005 as reported on the New York Stock Exchange, was approximately $917,166,355. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2006, Registrant had outstanding 24,321,412 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held April 18, 2006, are incorporated by reference in Parts II and III.

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

There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin-coated sand and ceramic. Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the highest cost. The higher initial cost of ceramic proppant is justified by the fact that the use of these proppants in certain well conditions results in an increase in the production rate of oil and gas, an increase in the total oil or gas that can be recovered from the well and, consequently, an increase in cash flow for the operators of the well. The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.

Based on the Company’s internally generated market information, the Company estimates that it supplies approximately 40% of the ceramic proppant and 7% of all proppant used worldwide. During the year ended December 31, 2005, the Company generated approximately 60% of its revenues in the U.S. and 40% in international markets.

Pinnacle provides fracture diagnostic services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. Pinnacle’s fracture simulation software FracproPT1 is the most widely used model in the world. Using proprietary technology and software, Pinnacle can map fractures as they are created, providing well operators with key information regarding the dimensions and orientation of the fracture. This information is vital to optimizing the design of individual fracture treatments and well placement in a reservoir. The Company currently estimates that less than 3% of wells fractured worldwide utilize fracture diagnostics.

Demand for ceramic proppant and fracture diagnostic services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and gas wells that are hydraulically fractured to stimulate production.

The Company conducts its business within two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Financial information about these operating segments is provided in Note 10 to the Company’s Consolidated Financial Statements.

Products

The Company manufactures four distinct ceramic proppants. CARBOHSP® and CARBOPROP® are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP® was the original ceramic proppant and was introduced in 1979. The Company continues to manufacture and sell an improved version of this original product. CARBOHSP® has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep gas wells. CARBOPROP®, which was

(1) Fracpro® is a registered trademark of Gas Research Institute (“GRI”) and is used by Pinnacle with permission of GRI.

introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP® and was developed for use in deep gas wells that do not require the strength of CARBOHSP®.

CARBOLITE® and CARBOECONOPROP® are lightweight proppants designed for use in gas wells of moderate depth and shallower oil wells. CARBOLITE®, introduced in 1984, is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOLITE® is the Company’s product most commonly used in oil wells. CARBOECONOPROP®, introduced in 1992 to compete directly with sand-based proppant, is the Company’s lowest priced product and sales volume of this product has grown at a faster rate than the Company’s other ceramic proppants. The introduction of CARBOECONOPROP® has resulted in ceramic proppant being used by operators of oil and gas wells that had not previously used ceramics. The Company believes that many of the users of CARBOECONOPROP® had previously used sand or resin-coated sand.2

Competition

The Company’s largest worldwide competitor is Saint-Gobain Proppants (“Saint-Gobain”), formerly Norton Proppants. Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures ceramic proppants that directly compete with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. In addition, Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures a sintered bauxite product similar to the Company’s CARBOHSP®, which is marketed in the United States under the name “Sinterball”. Curimbaba has notified the Company that it intends to introduce an intermediate strength ceramic proppant similar to the Company’s CARBOPROP® upon the expiration of the intermediate strength proppant patent held by the Company in November 2006. The Company believes that Curimbaba has not expanded its U.S. product line to include a lightweight ceramic proppant and is unlikely to do so in light of patents held by the Company.

Borovichi Refractory Plant (“Borovichi”) is a manufacturer of ceramic proppant located in Borovichi, Russia, that began producing proppant in 1996. The Company is aware of a second competitor in Russia, FORES Refractory Plant (“FORES”). While the Company has limited information about Borovichi and FORES, the Company believes that each of these companies currently manufactures primarily intermediate strength ceramic proppant and markets its products primarily within the Russian Federation. The Company also believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in the Russian Federation. In addition, the Company is aware of three small manufacturers located in Russia that have not produced volumes sufficient to impact the market to date. The Company is also aware of two significant manufacturers of ceramic proppant in China: Yixing Orient Petroleum Proppant Company, Ltd. and GuiZhou LinHai New Material Company, Ltd. Each of these companies produces intermediate strength ceramic proppants that are marketed primarily in China.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and Borovichi. The entry of additional competitors into the market to supply ceramic proppant following expiration of our U.S. patent rights relating to these products in late 2006 could, as described in “Risk Factors — We rely on certain patents,” have a material adverse effect on our results of operations and financial condition. The Company’s CARBOLITE® and CARBOECONOPROP® products compete primarily with ceramic proppant produced by Saint-Gobain and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Borden Chemical, Inc. Oilfield Products Group and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s products are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade

(2) CARBOHSP®, CARBOPROP®, CARBOLITE®, and CARBOECONOPROP® are registered marks of CARBO Ceramics Inc.

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

Customers and Marketing

The Company’s largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 65% of the Company’s 2005 and 2004 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with both product quality and delivery performance.

The Company recognizes the importance of a technical marketing program when selling a product that offers financial benefits over time but is initially more costly than alternative products. The Company markets its products both to its direct customers and to owners and operators of natural gas and oil wells. The Company’s sales and marketing staff regularly calls on and keeps close contact with the people who are influential in the proppant purchasing decision: production companies, regional offices of oilfield service companies that offer pressure pumping services and various completion engineering consultants. The Company actively markets its products to owners of oil and gas wells and has continued to expand its relationships with these production companies each year. The Company increased the size of its technical sales force in recent years and plans to continue to increase its efforts to educate end users on the benefits of using ceramic proppant. While the Company’s products have historically been used in very deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its education-based technical marketing efforts have allowed it to capture a greater portion of the market for sand-based proppant in recent years and will continue to do so in the future.

The Company provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company’s ceramic proppant versus other proppant in the hydraulic fracturing of a natural gas or oil well. In addition to the increased technical marketing effort, the Company has engaged in large-scale field trials to demonstrate the economic benefits of its products and validate the findings of its computer simulations. Occasionally, the Company provides proppant to production companies for field trials, on a discounted basis, in exchange for a production company’s agreement to provide production data for direct comparison of the results of fracturing with ceramic proppant as compared to alternative proppants.

The Company’s worldwide sales and marketing activities are coordinated by its North American and international marketing managers. The Company’s international marketing efforts in 2005 were conducted through its sales offices in Aberdeen, Scotland, and Moscow, Russia, through commissioned sales agents located in South America, China and Australia, and through a distributor in Saudi Arabia.

The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 40%, 47% and 36% of the Company’s sales for 2005, 2004 and 2003, respectively. The decrease in international sales in 2005 was primarily attributable to decreased demand for the Company’s products in Russia. The primary reason for the sales decline in Russia was an increase in the availability of locally produced proppant in that region, the pricing of which excludes the customs duties, tariffs and transportation expenses associated with imported products. The Company is addressing this situation through the construction of a manufacturing facility in Kopeysk, Russia. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2005	2004	2003
	($ in millions)

Location
United States	$152.6	$118.7	$108.0
International	100.1	104.4	61.9

Total	$252.7	$223.1	$169.9

Distribution

The Company maintains finished goods inventories at its plants in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; and Luoyang, China; and at 11 remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Jebel Ali, United Arab Emirates; Adelaide, Australia; Tianjin, China; Surgut, Russia; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 438 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

Raw Materials

Ceramic proppant is made from alumina-bearing ores (commonly referred to as clay, bauxite, bauxitic clay or kaolin, depending on the alumina content), that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main known deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable known deposits are located in Australia, Brazil, China, Gabon, India, Jamaica, Russia and Surinam.

For the production of CARBOHSP® in the Company’s New Iberia, Louisiana, and McIntyre, Georgia, facilities, the Company uses bauxite imported from Australia, and typically purchases its annual requirements at the seller’s current prices. The Company has entered into an agreement with a foreign supplier to supply its anticipated need for this ore at a fixed price through 2007. While prices for the material are fixed through 2007, the Company has seen recent increases in the cost (which is borne by the Company) of transporting this material to the U.S. For the production of CARBOPROP®, also produced in both New Iberia and McIntyre, the Company uses a variety of materials that meet specific chemical and mineralogical requirements. Raw material for the production of CARBOPROP® may be either bauxitic clays or a blend of bauxite and kaolin, either of which is readily available to the Company at sellers’ current prices or through long-term contracts.

The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE® and CARBOECONOPROP®. The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 70% of the Eufaula facility’s annual kaolin requirements through 2010.

The Company’s two production facilities in Wilkinson County, Georgia, use locally mined uncalcined kaolin for the production of CARBOECONOPROP®. During 2002 and 2003, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia, which contains approximately 12 million tons of raw material suitable for production of CARBOLITE® and CARBOECONOPROP®. At current production rates (including anticipated production rates for the Toomsboro plant) the acquired raw material would supply the needs of the two Georgia facilities for a period in excess of 30 years. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility’s annual kaolin requirement.

The Company’s production facility in Luoyang, China, uses kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Each of these materials is purchased under long-term contracts with a minimum initial term of eight years, of which four years remain. The contracts stipulate a fixed price subject to periodic adjustment. Under the terms of the agreement covering the purchase of bauxite, the Company has an obligation to purchase, in total, a minimum of 10,000 metric tons of bauxite per year or 100% of its annual requirements for bauxite if it purchases less than 10,000 metric tons per year. Under the terms of the agreement covering the purchase of kaolin, the Company has an obligation to purchase a minimum of 80% of its annual requirement for kaolin from a single supplier.

Production Process

Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small pellets and firing the pellets in a rotary kiln. The Company uses two different methods to produce ceramic proppant. The Company’s plants in New Iberia, Louisiana, McIntyre, Georgia, and Luoyang, China, use a dry process (the “Dry Process”) which utilizes clay, bauxite, bauxitic clay or kaolin. The raw material is ground, pelletized and screened. The manufacturing process is completed by firing the product in a rotary kiln. The Company believes its competitors also use some form of the Dry Process to produce their ceramic proppant.

The Company’s plants in Eufaula, Alabama, and Toomsboro, Georgia, use a wet process (the “Wet Process”), which starts with kaolin from local mines which is formed into a slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln. The Company believes it is the only company in the ceramic proppant industry that utilizes the Wet Process.

Patent Protection and Intellectual Property

The Company makes ceramic proppant by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

The Company owns four U.S. patents and one Argentinean patent. Two of these U.S. patents and the Argentinean patent relate to the CARBOPROP® product. One of these U.S. patents relates to the CARBOLITE® and CARBOECONOPROP® products. The Company’s U.S. patents relating to the CARBOPROP® product expire in 2006 as is discussed in “Item 1. Business — Competition” and “Item 1A. Risk Factors — We rely on certain patents.” The Company’s Argentinean patent relating to the CARBOPROP® product expires in 2008. The Company’s U.S. patents relating to the CARBOLITE® and CARBOECONOPROP® products expire in 2009.

The Company owns five U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that cover ceramic proppant and processes for making ceramic proppant. The Company also owns three U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that cover scouring and grinding media, and processes for their preparation. The Company also owns one U.S. patent application that covers ceramic foundry media, and processes for making ceramic foundry media. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company is currently, as described below under “Item 3. Legal

Proceedings,” and may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with the Company’s main competitor have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and this competitor have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company’s financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely, during the term of such patents, to be able to produce certain of these ceramic proppants without infringing on the patent and/or licensing rights held by the Company, the above-referenced competitor or both. In addition to patent rights, the Company uses a significant amount of trade secrets, or “Know-how,” and other proprietary information and technology in the conduct of its business. None of this “Know-how” and technology is licensed to or from third parties.

Pinnacle provides engineering services to the energy industry, using processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents. Pinnacle owns six U.S. patents, one of which is co-owned with Halliburton Energy Services, Inc. Some of these U.S. patents are licensed to third parties, however such licenses are not material to Pinnacle’s financial results. Two of these U.S. patents relate to systems and methods for determining the orientation of natural fractures using sensors in observation wells to receive and evaluate signals indicative of microseismic events and movement along the surface of the fractures. One of these patents expires in 2018 and the other expires in 2023. The U.S. patent that is co-owned with Halliburton Energy Services, Inc. relates to methods of fracturing a formation using tiltmeters to detect dimensions of the fracture, and comparing the measured magnitude of the fracture dimension with a predetermined modeled magnitude of the same fracture dimension. This patent expires in 2023. Another of Pinnacle’s U.S. patents, which will expire in 2018 relates to systems for facilitating information retrieval while drilling a well that include fiber optic cables adapted for insertion into a drill string. Another of Pinnacle’s U.S. patents will expire in 2017 and relates to systems for monitoring fracturing that include vertical tilt array and/or linear sensing arrays. Another of Pinnacle’s U.S. patents relates to microseismic event detectors that analyze microseismic waves sensed at receiver stations. This patent expires in 2016.

Pinnacle also owns three U.S. patent applications (together with a number of counterparts pending in foreign jurisdictions) that relate to certain of its proprietary systems for monitoring and analyzing microseismic events and fractures. The patent applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of “Know-how” and other proprietary technology in the conduct of its business, and a substantial portion of this “Know-how” and technology is licensed by Pinnacle from third parties.

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. Prior to 1993, the Company’s production capacity was in excess of its sales requirements. Since that time, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. In 1993, the Company increased the capacity of the Eufaula facility from 90 million pounds per year to 170 million pounds per year, in response to the increasing demand for the Company’s CARBOLITE® and CARBOECONOPROP® products. In 1995, the Company completed a 40 million-pound per year capacity expansion at the New Iberia facility, intended to meet increasing demand for CARBOHSP® and CARBOPROP®. In 1996, the Company commenced operation of its second 80 million-pound per year expansion of the Eufaula plant bringing total capacity at the facility to 250 million pounds per year. Subsequent modifications to the Eufaula plant and revisions to certain permits increased its capacity to 260 million pounds per year in late 2004. In 2003, the Company completed installation of additional equipment in its New Iberia facility to increase production to 120 million pounds per year.

In June 1999, the Company completed construction of a new manufacturing facility in McIntyre, Georgia. Design capacity of the plant was 200 million pounds per year and the total initial cost of the plant was approximately

$60 million. During 2002 and 2003, the Company spent approximately $17.2 million to expand the capacity of the McIntyre facility to 275 million pounds per year. This expansion was completed in early 2003.

In 2002, the Company completed construction of a new manufacturing facility in Luoyang, China, at a cost of approximately $10 million. In 2004, the Company added a second production line to the Luoyang, China, facility at a cost of approximately $6 million. The annual capacity at the Luoyang, China, facility is 100 million pounds.

In early 2006, the Company substantially completed construction of a new manufacturing facility in Toomsboro, Georgia. The cost of this facility was approximately $61 million, and the facility is expected to have annual capacity of 250 million pounds when fully operational later this year. This plant has been designed to efficiently produce high volumes of the Company’s low-cost, lightweight CARBOECONOPROP®. The facility has been designed to accommodate future expansion to a total capacity of up to one billion pounds per year through the construction of up to three additional production lines, each of which would have annual capacity of 250 million pounds per year. The addition of these subsequent lines will be dependent on the expected future demand for the Company’s products. The Company also initiated construction of a manufacturing facility in Kopeysk, Russia, in June, 2005. The facility in Russia is expected to be completed in the fourth quarter of 2006 and is expected to have an annual capacity of 100 million pounds when fully operational in 2007.

The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

	Annual
Location	Capacity	Products
	(Millions of pounds)
New Iberia, Louisiana	120	CARBOHSP® and CARBOPROP®
Eufaula, Alabama	260	CARBOLITE® and CARBOECONOPROP®
McIntyre, Georgia	275	CARBOLITE®, CARBOECONOPROP® CARBOHSP® and CARBOPROP®
Toomsboro, Georgia	250	CARBOECONOPROP®
Luoyang, China	100	CARBOPROP® and CARBOLITE®

Total current capacity	1,005

The Company generally supplies its customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

	2005	2004	2003
	($ in millions)

Long-lived assets:
United States	$169.7	$130.2	$124.1
International (primarily China and Russia)	31.6	17.0	14.4

Total	$201.3	$147.2	$138.5

Risks associated with the Company’s international operations are described under “Item 1A. Risk Factors — Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.”

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. The Company does not anticipate any significant expenditure in order to continue to comply with such laws and regulations.

Employees

At December 31, 2005, the Company had 530 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	the development of alternative stimulation techniques;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries. For further information, see “Item 1A. Risk factors.”

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, N.E., NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A  Risk Factors

You should consider carefully the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

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

During 2005, our largest customers were, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, the three largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 65% of our 2005 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with both product quality and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.

We own four United States patents and one Argentinean patent. These patents generally cover the manufacture and use of our products. The U.S. patents expire at various times in the years 2006 through 2019, with two key product patents expiring in 2006 and one key patent expiring in 2009. We believe that these patents have been and will continue to be important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld. The entry of additional competitors into the market to supply ceramic proppant following expiration of our U.S. patent rights could have a material adverse effect on our results of operations and financial condition.

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

The price and supply of natural gas is unpredictable, and can fluctuate significantly based on international political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Natural gas is a significant component of our direct manufacturing costs and price escalations will likely increase our operating expenses and can have a negative impact on income from operations and cash flows. We operate in a competitive marketplace and may not be able to pass through all of the increased costs that could result from an increase in the cost of natural gas.

We are exposed to increased costs associated with complying with increasing and new regulation of corporate governance and disclosure standards

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

International revenues accounted for approximately 40%, 47% and 36% of our total revenues in 2005, 2004 and 2003. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	potential expropriation of assets by foreign governments; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In particular, we are subject to risks associated with our production facilities in Luoyang, China, and Kopeysk, Russian Federation. The legal systems in both China and Russia are still developing and are subject to change. Accordingly, our operations and orders for products in both countries could be adversely impacted by changes to or interpretation of each country’s law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

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

Some of the statements included or incorporated by reference in this Form 10-K are forward-looking statements. These forward-looking statements include statements relating to trends in the natural gas and oil industries, the demand for ceramic proppant and our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of this Form 10-K. In addition, we have made and may continue to make forward-looking statements in other filings with the SEC, and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company or its officers. Our actual results could differ materially from those anticipated in these forward-looking statements. (See “Business — Forward-Looking Information.”)

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains its corporate headquarters (approximately 8,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities through 2016, at which time title will be conveyed to the Company. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. The Company maintains a sales office in Houston, Texas (approximately 2,100 square feet of leased office space).

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

The facilities in McIntyre and Toomsboro, Georgia, include real property, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The term of the lease, which covers both locations, commenced on September 1, 1997, and terminates on December 1, 2016. Under the terms of the lease, as amended in 2003, the Company is responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property tax incentives. The lease and a related memorandum of understanding define a negotiated value of the Company’s leasehold interest during the term of the lease. The lease also calls for annual payments of additional rent to the Development Authority of Wilkinson County. The total additional rent payments are immaterial in relation to the cost of the facility borne by the Company. At the termination of the lease, title to all of the real property, plant and equipment will be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price plus payment of any additional rent due to the Development Authority of Wilkinson County through the remaining lease term.

The facility in McIntyre, Georgia, is located on approximately 36 acres of real property and consists of various production and support buildings (approximately 160,600 square feet), a laboratory building (approximately

3,000 square feet), a warehouse building (approximately 29,000 square feet) and an administrative building (approximately 3,500 square feet).

The facility in Toomsboro, Georgia, is located on approximately 13 acres of an approximately 786-acre tract of property leased by the Company. The facility consists of various production and support buildings (approximately 107,000 square feet), two laboratory buildings (approximately 1,300 square feet), and an administrative building (approximately 5,600 square feet).

The facility in Luoyang, China, is located on approximately 11 acres and consists of various production and support buildings (approximately 106,000 square feet), a laboratory (approximately 6,000 square feet), and two administrative buildings (each of which is approximately 6,000 square feet).

The facility under construction in Kopeysk, Russia, is located on approximately 60 acres and will consist of various production and support buildings (approximately 98,000 square feet) and an administrative building (approximately 5,000 square feet).

The Company’s customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas; Rock Springs, Wyoming; and Edmonton and Grande Prairie, Alberta, Canada.

During 2002 and 2003, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia. The land contains approximately 12 million tons of raw material for use in the production of the Company’s lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

Pinnacle leases its corporate headquarters in San Francisco, California (approximately 6,800 square feet), and maintains leased offices totaling approximately 27,000 square feet in Houston, Texas; Centennial, Colorado; Delft, The Netherlands; and Calgary, Alberta, Canada. Pinnacle also owns its field office (approximately 2,800 square feet) in Bakersfield, California.

Item 3.	Legal Proceedings

The Company and China Ceramic Proppants Ltd (“China Ceramic”) are currently involved in litigation in Canadian federal district court to determine if China Ceramic’s distribution of intermediate strength product infringed a patent owned by the Company during the term of that patent. The Company does not believe that this proceeding will have a material effect on its business or its results of operations.

From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

Jesse P. Orsini (age 65) was elected on December 2, 2005, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Orsini previously served as President and Chief Executive Officer of the Company from 1978 to 2001 and as a Director of the Company from 1987 to 2003. Mr. Orsini also serves as a Director to Unifrax Corporation (a maker of high temperature insulation products).

Paul G. Vitek (age 47) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer and Secretary of the Company since 1988.

Mark L. Edmunds (age 50) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

Christopher A. Wright (age 41) has been a Vice President of the Company since May 2002. Mr. Wright has been President of Pinnacle Technologies, Inc., a provider of fracture diagnostic products and services, and subsidiary of the Company, since its founding in 1992.

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

Common Stock Market Prices and Dividends

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company’s Common Stock at February 15, 2006, was 13,611.

High and low stock prices and dividends for the last two fiscal years (giving effect to the Company’s three-for-two stock split effective August 19, 2005) were:

	2005			2004
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$50.20	$40.74	$0.08	$43.72	$32.89	$0.07
June 30	52.40	42.40	0.08	48.76	40.22	0.07
September 30	67.99	51.91	0.10	48.33	42.27	0.08
December 31	66.43	51.45	0.10	51.49	44.79	0.08

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The remainder of the information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 6.	Selected Financial Data

The following selected financial data are derived from the audited Consolidated Financial Statements of the Company. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$252,673	$223,054	$169,936	$126,308	$137,226
Cost of sales	153,941	131,648	103,769	79,425	82,919

Gross profit	98,732	91,406	66,167	46,883	54,307
Selling, general and administrative expenses (1)	28,432	26,008	19,153	16,203	14,732

Operating profit	70,300	65,398	47,014	30,680	39,575
Other, net	1,783	824	73	563	1,106

Income before income taxes	72,083	66,222	47,087	31,243	40,681
Income taxes	25,463	24,549	17,518	11,529	14,483

Net income	$46,620	$41,673	$29,569	$19,714	$26,198

Earnings per share
Basic	$1.94	$1.75	$1.27	$0.86	$1.17

Diluted	$1.93	$1.73	$1.26	$0.85	$1.16

	December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$148,287	$146,282	$92,709	$64,867	$76,502
Current liabilities excluding bank borrowings	36,309	29,192	16,432	17,940	11,127
Bank borrowings-current	—	—	—	—	—
Property, plant and equipment, net	179,500	125,385	116,664	111,797	82,527
Total assets	355,796	297,517	235,124	199,610	159,029
Total shareholders’ equity	293,366	244,367	200,139	168,585	136,942
Cash dividends per share	$0.36	$0.29	$0.25	$0.24	$0.23

(1)	Selling, general and administrative (SG&A) expenses for 2005, 2004, 2003, 2002 and 2001 include costs of start-up activities of $1,092,000, none, $80,000, $1,099,000 and $35,000, respectively. Start-up costs for 2005 are related primarily to the new production facility in Toomsboro, Georgia. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the new China facility. Start-up costs for 2002 and 2001 are related to the new production facility in China, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended to bring installed equipment to operating condition. SG&A expenses in 2002 also include the accrual of a $993,000 reserve related to a legal judgment against the Company. SG&A expenses in 2005, 2004 and 2003 also include losses of $95,000, $1,144,000 and $717,000, respectively, associated with the disposal of certain equipment and impairment of certain Pinnacle software.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company conducts its business within two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. The Company’s principal business, the Proppant segment, consists of manufacturing and selling ceramic proppant for use in the hydraulic fracturing of oil and natural gas wells. Through its Fracture and Reservoir Diagnostics segment, the Company provides fracture mapping and reservoir diagnostic services, sells fracture simulation software and provides engineering services to oil and gas companies worldwide. These services and software are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc.

The Company’s products and services help oil and gas producers increase production and recovery rates from their wells, thereby lowering overall reservoir development costs. As a result, the Company’s business is dependent to a large extent on the level of drilling activity in the oil and gas industry worldwide. However, the Company has increased its revenues and income over an extended period and across various industry business cycles by increasing its share of the worldwide market for all types of proppant. While the Company’s ceramic proppants are more expensive than alternative non-ceramic proppants, the Company has been able to demonstrate the cost-effectiveness of its products to numerous operators of oil and gas wells through increased technical marketing activity. The Company believes its future prospects will benefit from both an expected increase in drilling activity worldwide and the desire of industry participants to improve production results and lower their overall development costs.

In recent years, the Company has expanded its operations outside the United States. International revenues represented 40%, 47% and 36% of total revenues in 2005, 2004 and 2003, respectively. In 2002 the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russian Federation, and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russian Federation. The Company believes international operations will continue to represent an important role in its future growth.

Revenue growth in recent years has been driven largely by increases in ceramic proppant sales volume, but fracture diagnostic services are becoming a more important part of revenue growth. Because the Company’s ceramic proppant products compete in part against lower-cost alternatives, the Company expects more of its future revenue growth to be derived from an increase in sales volume than from an increase in the selling price of its products. As a result, the Company initiated construction of significant new manufacturing capacity in 2004 to meet anticipated future demand. The Company began producing product from its new manufacturing facility in Toomsboro, Georgia in January 2006. That plant is designed to have production capacity of 250 million pounds per year when fully operational, adding 33% more capacity to the Company’s total manufacturing capacity. The facility is expected to produce between 150 million and 200 million pounds in 2006. Construction of the manufacturing plant in Russia is expected to be completed during the fourth quarter of 2006. That plant is designed to have initial production capacity of 100 million pounds per year.

The Company’s gross profit margins for its proppant business are principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, natural gas, which is used in the production process by the Company’s domestic manufacturing facilities, has varied from approximately 12% to 39% of total monthly direct production expense over the last three years due to the price volatility of this fuel source. During 2005, market prices of natural gas increased sharply, peaking during the fourth quarter of the year. While the Company had contracted for most of its domestic natural gas requirements through October 2005, beginning in November, the Company began paying current market rates for all of its domestic requirements. As a result, the average price of natural gas delivered to the Company’s U.S. manufacturing facilities increased 65% during the fourth quarter of 2005 compared to the average price during the first three quarters of the year. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company resumed purchasing portions of its future natural gas requirements at various times during the year in late 2005. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this fuel, changes in net income may not fully reflect changes in revenue.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. Since 1997, the Company has more than doubled its production capacity and, by the end of 2005, had substantially completed construction at a second manufacturing plant in Toomsboro, Georgia. This facility began production in January 2006 and is expected to increase the Company’s total manufacturing capacity by 250 million pounds per year when fully operational. In 2006, the new plant is expected to produce between 150 and 200 million pounds of proppant. While the Company has operated near or at full capacity for much of the previous ten years, the addition of significant new capacity in the future could adversely impact gross profit and operating margins if the timing of this new capacity does not match increases in demand for the Company’s products.

As the Company’s sales volume has increased, and as the Company has expanded in international markets, there has been an increase in activities and expenses related to marketing, distribution, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities,

•	improving and expanding its distribution capabilities,

•	focusing on new product development, and

•	increasing international activities.

The Company expects that these activities will generate increased revenue and that selling, general and administrative expenses as a percentage of revenue will not change significantly.

General Business Conditions

The Company’s proppant business is significantly impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the cost of ceramic proppant to the future value derived from increased production rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

Natural gas prices and drilling activity in the North American market have steadily increased over the past three years. In 2003, activity levels in North America rebounded from a prior year decline and the Company established sales volume records in a number of regions including the U.S. Rocky Mountains, Canada and East Texas. In addition, the Company experienced significant sales growth in overseas markets due to an increase in drilling and fracturing activity in Europe and Asia. Throughout 2004, worldwide oil and natural gas prices and related drilling activity levels remained very strong. As a result, the Company experienced record demand for its products worldwide. In 2005, the average natural gas rig count increased by 15% in the U.S. and 24% in Canada compared to 2004, and the Company again established new sales volume records in a number of regions in North America. While overseas drilling activity remained strong in 2005, and the Company saw an increase in sales volume in many regions outside of North America, the Company lost ground in the Russian market compared to 2004 due to an increase in the availability of locally produced Russian ceramic proppant. The Company is addressing this situation through construction of a manufacturing facility in Russia.

The Company’s fracture and reservoir diagnostics business is also impacted by the level of global drilling and hydraulic fracturing activity. In 2005 this business benefited from both an increase in the level of global activity and increased acceptance and utilization of the fracture mapping services in the Barnett Shale formation in North Central Texas and other unconventional natural gas formations. The Company believes that the demand for the services provided by its fracture and reservoir diagnostic business will increase as oil and gas production companies develop increasingly complex, unconventional reservoirs in North America.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2005, approximately 55% of the balance in accounts receivable was attributable to those three customers. The Company records an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by material amounts. At December 31, 2005, the allowance for doubtful accounts totaled $1.3 million.

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

Results of Operations

Net Income

		Percent		Percent
	2005	Change	2004	Change	2003
	($ in thousands)

Net Income	$46,620	12%	$41,673	41%	$29,569

For the year ended December 31, 2005, net income of $46.6 million established a new record and represented a 12% increase compared to the previous record of $41.7 million for the year ended December 31, 2004. The increase in net income was driven primarily by the record level of revenues generated in 2005. The increase in revenues was due to increases in both sales volume and the average selling price of ceramic proppant and an increase in revenues from fracture and reservoir diagnostics. The revenue gain was partially offset by the impact of higher costs for natural gas and freight and an increase in selling, general and administrative expenses. The Company’s ability to increase sales volume of proppant in 2005 was limited by manufacturing capacity and inventory levels.

For the year ended December 31, 2004, the Company reported net income of $41.7 million, 41% ahead of the year ended December 31, 2003. Net income increased mainly due to an increase in revenues combined with cost efficiencies gained from operating the Company’s proppant manufacturing facilities at higher throughput rates compared to 2003. The higher level of revenues generated in 2004 resulted from a substantial increase in sales volume and a slight increase in the average selling price of proppant along with increased revenues from fracture and reservoir diagnostics. The improvements in revenue and operating efficiency were partially offset by the higher cost of natural gas and higher selling, general and administrative expenses compared to 2003, and a loss on the impairment or disposal of assets in 2004 resulting primarily from the replacement of manufacturing equipment in the Company’s proppant operations.

Individual components of financial results by operating segment are discussed below.

Revenues

		Percent		Percent
	2005	Change	2004	Change	2003
	($ in thousands)

Consolidated revenues	$252,673	13%	$223,054	31%	$169,936
Revenues by operating segment:
Proppant	$225,751	12%	$201,039	29%	$155,760
Fracture and Reservoir Diagnostics	$26,922	22%	$22,015	55%	$14,176

Proppant segment revenues of $225.8 million for 2005 exceeded 2004 revenues of $201.0 million by 12% due to 6% increases in both sales volume and the average selling price of proppant. Worldwide proppant sales volume totaled 771.8 million pounds for 2005 compared to 725.7 million pounds for 2004. Demand for proppant was strong throughout the year, but sales volume was consistently limited by the Company’s production capacity and inventory levels. Increased natural gas drilling activity in North America spurred demand for proppant that led to a 24% increase in North American sales volume compared to 2004 and resulted in new sales volume records in the U.S., Canada and Mexico. U.S. sales volume increased 18% versus the previous year while sales to Canada and Mexico increased 37% and 81%, respectively. Sales increases in North America were partially offset by a 34% decline in overseas sales volume compared to the record level of overseas sales set in 2004. The primary reason for the overseas sales decline was a slowdown in Russian sales due to an increase in the availability of locally produced proppant in that region, the pricing of which excludes the customs duties, tariffs and transportation expenses associated with imported products. The Company is addressing this situation through the construction of a manufacturing facility in Kopeysk, Russia, which is expected to be completed in the fourth quarter of 2006. Excluding sales to Russia, overseas sales volume increased 2% compared to 2004; however, Russian sales still led all overseas markets in 2005. International sales, which include overseas markets and the North American markets of Canada and Mexico, accounted for 40% of sales volume in 2005 compared to 46% in 2004. The average selling price of proppant was $0.293 per pound in 2005 compared to $0.277 in 2004. The higher average selling price was due to an increase in list prices for the Company’s products and energy surcharges that went into effect during 2005.

Fracture and Reservoir Diagnostics segment revenues of $26.9 million for 2005 increased 22% compared to $22.0 million for 2004. The increase in revenues from the prior year was primarily due to a 25% increase in mapping services related to gas well completions in North America. Fracture and Reservoir Diagnostics revenue benefited from an increase in global drilling and fracturing activity in 2005 as well as increased acceptance and utilization of the Company’s fracture mapping services in the Barnett Shale formation in North Central Texas and other unconventional natural gas formations.

Proppant segment revenues of $201.0 million for 2004 were 29% higher than 2003 revenues of $155.8 million. Proppant sales volume increased 26% compared to 2003, driven by a 65% increase in international sales. Domestic shipments remained strong in 2004 with a 4% increase over 2003, but were limited by manufacturing capacity and inventory levels. Worldwide proppant sales volume of 725.7 million pounds in 2004 surpassed 2003 volume of 577.6 million pounds. International sales growth for 2004 included increases of 77% in overseas shipments, 45% in Canada and 50% in Mexico. The increase in overseas sales in 2004 was mostly driven by increased demand for the Company’s products in Russia. Sales in overseas markets in 2004 were aided by the mid-year addition of a second production line at the Company’s Luoyang, China plant. International shipments accounted for 46% of sales volume in 2004 compared to 35% in 2003. The 2004 average selling price of $0.277 per pound of ceramic proppant increased 3% compared to $0.270 in 2003. The higher average unit price was due to the impact of a price increase in July 2004 and a shift in the mix of products sold toward higher-priced proppants.

Fracture and Reservoir Diagnostics segment revenues of $22.0 million for 2004 increased 55% compared to $14.2 million for 2003. The increase in revenues from the prior year was primarily due to a 60% increase in mapping services in North America and a 57% increase in international engineering services.

Gross Profit

		Percent		Percent
	2005	Change	2004	Change	2003
	($ in thousands)

Consolidated gross profit	$98,732	8%	$91,406	38%	$66,167
Consolidated gross profit %	39%		41%		39%
Gross profit by operating segment:
Proppant	$88,488	9%	$81,548	36%	$60,039
Proppant %	39%		41%		39%
Fracture and Reservoir Diagnostics	$10,244	4%	$9,858	61%	$6,128
Fracture and Reservoir Diagnostics %	38%		45%		43%

The Company’s Proppant segment cost of sales consists of manufacturing costs, packaging and transportation expenses associated with the delivery of the Company’s products to its customers and handling costs related to maintaining finished goods inventory and operating the Company’s remote stocking facilities. Variable manufacturing costs include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing costs include depreciation, property taxes on production facilities, insurance and factory overhead. Cost of sales for the Company’s Fracture and Reservoir Diagnostics segment consists of both variable and fixed components. Variable costs include labor costs, subcontracting, travel and other variable expenses associated with the delivery of the mapping and reservoir monitoring services. Fixed costs include the depreciation and amortization expenses relating to revenue producing capital equipment. For a discussion regarding the reclassification in 2004 and 2003 of depreciation and amortization for certain Fracture and Reservoir Diagnostics segment assets from selling, general and administrative expenses to cost of sales, see Note 1 to the Notes to Consolidated Financial Statements.

Proppant segment gross profit of $88.5 million for 2005 increased by 9% compared to gross profit of $81.5 million for 2004, primarily due to the increase in sales volume. Gross profit margin declined from 41% in 2004 to 39% in 2005. The decline in gross profit margin was primarily the result of increased energy costs, including the cost of natural gas consumed in manufacturing proppant and fuel surcharges for raw material and finished product delivery. While much of these increased costs were passed on to customers in the form of an increased selling price for ceramic proppants, passing these costs through without a markup results in a lower gross profit percentage. In the fourth quarter of 2005, forward contracts covering the purchase of natural gas requirements for the Company’s domestic manufacturing facilities expired and the Company began paying current market rates for all of its domestic gas. This resulted in a 65% increase in the delivered price paid by the Company for its gas requirements in the fourth quarter of 2005 compared to the previous three quarters. The delivered cost of natural gas used in the Company’s domestic manufacturing facilities for the full year 2005 increased 27% compared the full year 2004. For most of 2005, the Company experienced an increase in the cost of shipping its product due to rising fuel prices and an increase in volume of expedited sales to meet U.S. customer demand. The Company’s conventional distribution method in North America is to ship product by rail from manufacturing facilities to one of its eight North American stocking locations, then ship by truck from stocking location to customer. However, following a draw down of inventory levels during record sales volume quarters in the fourth quarter of 2004 and the first quarter of 2005, strong demand for the remainder of 2005 regularly required the Company to bypass its conventional distribution method and expedite shipments by more expensive truck hauls from manufacturing facilities directly to customers.

Fracture and Reservoir Diagnostics segment gross profit of $10.2 million for 2005 increased by 4% compared to gross profit of $9.9 million for 2004 primarily due to the increase in revenue for this segment. Gross profit margin for this segment declined from 45% in 2004 to 38% in 2005 due to increased labor and equipment costs in preparation for anticipated geographic and service offering growth and increased subcontractor costs due to a change in the mix of service offerings.

Proppant segment gross profit of $81.5 million for 2004 was 36% higher than 2003 gross profit of $60.0 million due to a significant increase in sales volume. Gross profit margin improved to 41% in 2004 compared to 39% in 2003. Improvement in gross profit margin was primarily due to a slight increase in the average sales price of proppant and higher throughput at the Company’s manufacturing facilities. Manufacturing facilities operated at 99% of capacity in 2004 compared to 90% of capacity in 2003. The factors contributing to improvement in the gross profit margin were partially offset by an increase in proppant manufacturing cost caused by higher fuel prices.

Fracture and Reservoir Diagnostics segment gross profit of $9.9 million for 2004 was 61% higher than 2003 gross profit of $6.1 million. Gross profit margin improved to 45% in 2004 compared to 43% in 2003 due to higher utilization rates for equipment and personnel.

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2005	Change	2004	Change	2003
	($ in thousands)

Consolidated SG&A and other	$28,432	9%	$26,008	36%	$19,153
As a % of revenues	11%		12%		11%
SG&A and other by operating segment:
Proppant	$20,922	7%	$19,480	31%	$14,850
Proppant %	9%		10%		10%
Fracture and Reservoir Diagnostics	$7,510	15%	$6,528	52%	$4,303
Fracture and Reservoir Diagnostics %	28%		30%		30%

Proppant segment SG&A and other operating expenses of $20.9 million for 2005 increased by 7% compared to $19.5 million for 2004. The $1.4 million increase in expenses was primarily due to increases in SG&A expenses associated with the Company’s growth, including international expansion, and professional fees incurred to comply with accounting, internal control and other corporate governance requirements of the Sarbanes-Oxley Act of 2002, partially offset by reduced legal expense, and an increase in other operating expenses. Other operating expenses in 2005 included $1.1 million primarily related to start-up activities associated with the new manufacturing facility in Toomsboro, Georgia, compared to other operating expenses in 2004 of $0.9 million resulting primarily from a write-off of equipment replaced at the Company’s McIntyre, Georgia facility. As a percentage of revenue, SG&A and other operating expenses declined to 9% in 2005 compared to 10% in 2004.

Fracture and Reservoir Diagnostics segment SG&A and other operating expenses of $7.5 million for 2005 increased by 15% compared to $6.5 million for 2004. The $1.0 million increase in expenses was due to increased sales and marketing activity and increased technical development spending.

Proppant segment SG&A and other operating expenses of $19.5 million for 2004 increased by 31% compared to $14.9 million for 2003. The $4.6 million increase in expenses was due to increased sales and marketing activity; increased activity related to the Company’s global business development efforts; legal expenses related to patent activity, including litigation in defense of existing patents; increases in other administrative expenses associated with the Company’s growth; and an increase in other operating expenses. Other operating expenses totaled

$0.9 million in 2004, resulting primarily from a write-off of the remaining book value of equipment replaced at the Company’s McIntyre, Georgia, production facility.

Fracture and Reservoir Diagnostics segment SG&A and other operating expenses of $6.5 million for 2004 increased by 52% compared to $4.3 million for 2003. The $2.2 million increase in expenses was due to increased sales and marketing activity to support revenue growth, increased technical development spending and non-recurring expenses relating to impairment of a software asset and the creation of an allowance for doubtful accounts.

Income Tax Expense

		Percent		Percent
	2005	Change	2004	Change	2003
			($ in thousands)

Income Tax Expense	$25,463	4%	$24,549	40%	$17,518
Effective Income Tax Rate	35.3%		37.1%		37.2%

Income tax expense is not allocated between the two operating segments. Consolidated income tax expense of $25.5 million for the year ended December 31, 2005 increased 4% compared to the same period a year ago primarily due to the increase in taxable income resulting from the Company’s improved performance. The 2005 effective income tax rate of 35.3% of pretax income decreased from 37.1% in 2004 due to a new permanent deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004, an increase in the Company’s tax exempt interest income and a reduction in estimated state income taxes in the U.S. resulting from a decrease in the amount of income apportioned to the states in which the Company does business.

Consolidated income tax expense of $24.5 million for the year ended December 31, 2004 increased 40% over the year ended December 31, 2003 due to the increase in taxable income resulting from the Company’s improved performance. The 2004 effective income tax rate of 37.1% of pretax income decreased slightly from 37.2% in 2003 primarily due to an increase in tax exempt interest income.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash and cash equivalents of $19.7 million and short-term investments of $42.0 million compared to cash and cash equivalents of $34.0 million and short-term investments of $46.1 million at December 31, 2004. The Company generated $52.7 million cash from operations and received $6.1 million proceeds from employee exercises of stock options and $4.1 million for net purchases and sales of short-term investments. Uses of cash included $67.8 million of capital spending, $8.8 million of cash dividends and $0.6 million investment in a joint venture. Major capital spending included $41.7 million on the new proppant manufacturing facility in Toomsboro, Georgia, $13.7 million on the new manufacturing facility in the Russian Federation and $2.2 million on microseismic equipment for use in providing fracture mapping and reservoir diagnostics services. For a discussion regarding the reclassification of auction rate securities from cash and cash equivalents to short-term investments at December 31, 2004, see Note 1 to the Notes to the Consolidated Financial Statements.

The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year. In the short term, the Company believes it will continue to be adversely impacted by the high price of natural gas. Natural gas is a large component of the Company’s manufacturing costs, accounting for more than 25% of direct manufacturing costs in U.S. manufacturing facilities and over 10% of the Company’s total cost of sales. The Company should see improvement in pricing during the first quarter of 2006 as it gets the full benefit of price increases announced in the fourth quarter of 2005. The increase in pricing should help counterbalance the impact of the high cost of natural gas.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On July 19, 2005, the Board of Directors declared a three-for-two stock split of its Common Stock, which was effected via a stock dividend on August 19, 2005, to the stockholders of record at the close of business on

August 5, 2005. On January 17, 2006, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to shareholders of the Company’s Common Stock on January 31, 2006. The Company has total projected capital expenditures of approximately $50.0 million in 2006, including final spending on its manufacturing facility in Toomsboro, Georgia, spending to complete its manufacturing facility in the Russian Federation, expansion of distribution facilities and acquisition or construction of additional fracture mapping tools. However, if the Company decides to move forward with adding a second production line to the Toomsboro facility, capital expenditures in 2006 could increase by $25 million. The Russian plant, which is on schedule to be completed in the fourth quarter of 2006 at an expected total cost of $32.0 million, is designed to have an annual production capacity of 100 million pounds. The Company’s new plant in Toomsboro, Georgia was substantially complete at the end of 2005. That plant is designed to have initial annual production capacity of 250 million pounds and is expected to produce between 150 million pounds and 200 million pounds in 2006, with initial production available for sale in the first quarter of 2006.

The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2005, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2005.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2005:

	Payments Due in Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	14,515	2,752	4,056	2,321	5,386
Purchase obligations:
— Natural gas contracts	21,177	20,455	722	—	—
— Raw materials contracts	16,020	7,920	8,100	—	—
— Equipment purchases	15,848	15,848	—	—	—
— Other purchase obligations	3,367	1,116	2,251	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$70,927	$48,091	$15,129	$2,321	$5,386

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment. See Note 4 and Note 12 to the Notes to the Consolidated Financial Statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2005, the last contract was due to expire in February 2007.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 12 to the Notes to the Consolidated Financial Statements. Four of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 100% of the respective plants’ requirements for the specified raw materials. One contract requires the Company to purchase a minimum annual quantity of material, which is included in the above table.

The Company committed to purchase $15.8 million in equipment related to constructing the manufacturing plant in the Russian Federation and adding a second line to the new manufacturing facility in Toomsboro, Georgia. In the event of cancellation, some of the commitments have cancellation clauses that would require the Company to pay expenses incurred by manufacturers to date and/or a penalty fee.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2005.

The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under this agreement at December 31, 2005. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is contained in pages F-3 through F-22 of this Report.

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

As of December 31, 2005, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Management’s Report on Internal Controls

For Management’s Report on Internal Control over Financial Reporting, see page F-1 of this Report.

(c) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

For the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see page F-2 of this Report.

(d) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-22 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005, and 2004

Consolidated Statements of Income for each of the three years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, 2004 and 2003

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

Dated: March 7, 2006

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

Signature	Title	Date

/s/ WILLIAM C. MORRIS William C. Morris	Chairman of the Board	March 7, 2006

/s/ JESSE P. ORSINI Jesse P. Orsini	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ PAUL G. VITEK Paul G. Vitek	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2006

/s/ CLAUDE E. COOKE, JR. Claude E. Cooke, Jr.	Director	March 7, 2006

/s/ CHAD C. DEATON Chad C. Deaton	Director	March 7, 2006

Signature	Title	Date

/s/ H.E. LENTZ, JR. H.E. Lentz, Jr.	Director	March 7, 2006

/s/ JOHN J. MURPHY John J. Murphy	Director	March 7, 2006

/s/ ROBERT S. RUBIN Robert S. Rubin	Director	March 7, 2006

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, Louisiana
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, Louisiana
March 6, 2006

CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$19,695	$33,990
Short-term investments	41,975	46,125
Trade accounts receivable, net	53,918	41,191
Inventories:
Finished goods	17,981	12,878
Raw materials and supplies	8,490	8,314

Total inventories	26,471	21,192
Prepaid expenses and other current assets	2,433	1,232
Deferred income taxes	3,795	2,552

Total current assets	148,287	146,282
Property, plant and equipment:
Land and land improvements	2,812	1,958
Land-use and mineral rights	5,271	5,248
Buildings	15,051	14,604
Machinery and equipment	154,785	145,043
Construction in progress	72,074	16,278

Total	249,993	183,131
Less accumulated depreciation	70,493	57,746

Net property, plant and equipment	179,500	125,385
Goodwill	21,840	21,840
Intangible and other assets, net	6,169	4,010

Total assets	$355,796	$297,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,277	$10,454
Accrued payroll and benefits	6,941	6,182
Accrued freight	1,356	1,378
Accrued utilities	3,389	2,065
Accrued income taxes	9,998	5,595
Retainage related to construction in progress	337	456
Other accrued expenses	3,011	3,062

Total current liabilities	36,309	29,192
Deferred income taxes	26,121	23,958
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,286,388 and 23,973,814 shares issued and outstanding at December 31, 2005 and 2004, respectively	243	240
Additional paid-in capital	102,536	90,766
Unearned stock compensation	(2,135)	(943)
Retained earnings	192,196	154,335
Accumulated other comprehensive income (loss)	526	(31)

Total shareholders’ equity	293,366	244,367

Total liabilities and shareholders’ equity	$355,796	$297,517

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	($ in thousands, except per share data)

Revenues	$252,673	$223,054	$169,936
Cost of sales	153,941	131,648	103,769

Gross profit	98,732	91,406	66,167
Selling, general and administrative expenses	27,245	24,864	18,374
Start-up costs	1,092	—	80
Provision for legal judgment	—	—	(18)
Loss on disposal or impairment of assets	95	1,144	717

Operating profit	70,300	65,398	47,014
Other income (expense):
Interest income	1,765	580	204
Interest expense	(9)	(10)	(13)
Earnings in equity-method investee	208	—	—
Other, net	(181)	254	(118)

	1,783	824	73

Income before income taxes	72,083	66,222	47,087
Income taxes	25,463	24,549	17,518

Net income	$46,620	$41,673	$29,569

Earnings per share:
Basic	$1.94	$1.75	$1.27

Diluted	$1.93	$1.73	$1.26

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Unearned		Accumulated
		Additional	Stock		Other
	Common	Paid-In	Compen-	Retained	Comprehensive
	Stock	Capital	sation	Earnings	Income (Loss)	Total
	($ in thousands, except per share data)

Balances at January 1, 2003	$233	$72,925	$(557)	$96,000	$(16)	$168,585
Net income	—	—	—	29,569	—	29,569
Foreign currency translation adjustment	—	—	—	—	(26)	(26)

Comprehensive income						29,543
Exercise of stock options	3	4,796	—	(1)	—	4,798
Tax benefit from exercise of options	—	1,308	—	—	—	1,308
Shares issued in acquisition	—	1,505	—	—	—	1,505
Amortization of unearned compensation	—	—	304	—	—	304
Cash dividends ($0.25 per share)	—	—	—	(5,904)	—	(5,904)

Balances at December 31, 2003	236	80,534	(253)	119,664	(42)	200,139
Net income	—	—	—	41,673	—	41,673
Foreign currency translation adjustment	—	—	—	—	11	11

Comprehensive income						41,684
Exercise of stock options	4	6,128	—	(1)	—	6,131
Tax benefit from exercise of options	—	2,981	—	—	—	2,981
Stock granted under restricted stock plan, net	—	1,123	(1,123)	—	—	—
Amortization of unearned compensation	—	—	433	—	—	433
Cash dividends ($0.29 per share)	—	—	—	(7,001)	—	(7,001)

Balances at December 31, 2004	240	90,766	(943)	154,335	(31)	244,367
Net income	—	—	—	46,620	—	46,620
Foreign currency translation adjustment	—	—	—	—	557	557

Comprehensive income						47,177
Exercise of stock options	3	6,050	—	—	—	6,053
Tax benefit from exercise of options	—	3,712	—	—	—	3,712
Stock granted under restricted stock plan, net	—	2,008	(2,008)	—	—	—
Amortization of unearned compensation	—	—	816	—	—	816
Cash dividends ($0.36 per share)	—	—	—	(8,759)	—	(8,759)

Balances at December 31, 2005	$243	$102,536	$(2,135)	$192,196	$526	$293,366

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	($ in thousands)

Operating activities
Net income	$46,620	$41,673	$29,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,949	11,762	9,921
Amortization	675	415	472
Provision for doubtful accounts	682	666	160
Deferred income taxes	920	4,930	4,414
Loss on disposal or impairment of assets	95	1,144	717
Foreign currency transaction loss	147	—	—
Non-cash stock compensation expense	816	433	304
Earnings in equity-method investee	(208)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(13,347)	(11,462)	(7,588)
Inventories	(5,203)	(755)	(4,607)
Prepaid expenses and other current assets	(1,199)	(146)	(486)
Long-term prepaid expenses	(1,107)	—	—
Accounts payable	794	4,855	1,880
Accrued payroll and benefits	753	1,502	1,699
Accrued freight	(23)	302	322
Accrued utilities	1,323	420	584
Accrued income taxes	8,116	8,538	(194)
Payment of legal judgment	—	(975)	(18)
Other accrued expenses	(55)	908	1,134

Net cash provided by operating activities	52,748	64,210	38,283
Investing activities
Capital expenditures, net	(67,811)	(21,950)	(21,975)
Purchase of Pinnacle Technologies, Inc.	—	—	(909)
Investment in equity-method investee	(611)	—	—
Purchases of short-term investments	(72,175)	(70,125)	—
Proceeds from maturities of short-term investments	76,325	24,000	—

Net cash used in investing activities	(64,272)	(68,075)	(22,884)
Financing activities
Proceeds from exercise of stock options	6,053	6,131	4,798
Dividends paid	(8,759)	(7,001)	(5,904)

Net cash used in financing activities	(2,706)	(870)	(1,106)

Net increase (decrease) in cash and cash equivalents	(14,230)	(4,735)	14,293
Effect of exchange rate changes on cash	(65)	11	(26)
Cash and cash equivalents at beginning of year	33,990	38,714	24,447

Cash and cash equivalents at end of year	$19,695	$33,990	$38,714

Supplemental cash flow information
Interest paid	$9	$10	$13

Income taxes paid	$16,427	$11,081	$13,298

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has four production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Luoyang, China, and is substantially complete with construction of a fifth plant in Toomsboro, Georgia. The Company is currently constructing a new proppant manufacturing facility in the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and eleven remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Tianjin, China; Surgut, Russia; Adelaide, Australia; Singapore; and Jebel Ali, United Arab Emirates. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies, Inc., which is headquartered in San Francisco, California.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries. The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The Consolidated Financial Statements also include a 49% interest in a fracture-related services company in Canada that was acquired April 2005 and is reported under the equity method of accounting. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk and Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2005 and 2004 was $1,335,000 and $665,000, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Short-Term Investments

Management determines the appropriate classification of investments in debt-securities at the time of purchase and reevaluates such designation at the end of each fiscal quarter. Short-term investments owned by the Company consist of auction rate securities with auction reset periods of twelve months or less, which are classified as available-for-sale securities and carried at cost, which approximates fair value.

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

During 2003, the Company completed the acquisition of approximately 1,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia. The Company estimates the land has 12 million tons of kaolin reserves for use as raw material in production of its lightweight ceramic proppant. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of kaolin reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used or intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2005, the Company recognized a $95,000 loss on disposal of kiln turning parts at the New Iberia plant. During 2004, the Company recognized a $1,144,000 loss on disposal or impairment of assets, of which $960,000 is attributed primarily to a prematurely failing calciner at the McIntyre plant and $184,000 resulted from impairment of certain software. During 2003, the Company recognized a $717,000 loss on the disposal of certain equipment during expansion of the McIntyre plant. The losses related to equipment removed from service and software impairment are included in the income statement line item “Loss on disposal or impairment of assets.”

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value concept. Should a review indicate that the carrying value was not recoverable, the excess of the carrying value over the undiscounted cash flow would be recognized as an impairment loss.

Stock Split

On July 19, 2005, the Board of Directors declared a three-for-two stock split of the Company’s Common Stock, which was effected via a stock dividend on August 19, 2005, to the stockholders of record at the close of business on August 5, 2005. As a result of the split, the Company issued 8,025,134 additional shares, for which retained earnings decreased by $80,251 and Common Stock increased by $80,251. Accordingly, all share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

Revenue Recognition

Revenue from proppant sales is recognized when title passes to the customer, generally upon delivery. Revenue from fracture diagnostic and mapping services and fracture design services is recognized at the time service is performed. Revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment.

Shipping and Handling Costs

Shipping and handling costs are classified as cost of sales. Shipping costs consist of transportation costs to deliver products to customers. Handling costs include labor and overhead to maintain finished goods inventory and operate distribution facilities.

Reclassifications

Beginning January 1, 2005, the Company has included in cost of sales the depreciation and amortization of certain equipment and intangibles used by Pinnacle Technologies, Inc. Depreciation and amortization relating to these assets were charged to selling, general and administrative expenses prior to January 1, 2005. Depreciation and amortization expense for these assets included in the 2004 and 2003 financial statements have been reclassified as cost of sales to conform to the 2005 presentation. The reclassification had no effect on net income. Depreciation and amortization for these assets totaled $2,790,000, $1,947,000 and $1,453,000 for 2005, 2004, and 2003, respectively.

During the second quarter of 2004, the Company began investing in auction rate securities, which are debt instruments with long-term maturities and periodic interest rate reset dates. Through December 31, 2004, the Company included these investments in cash and cash equivalents. As a result of Securities and Exchange Commission (“SEC”) guidance in early 2005 on this type of security, the Company determined that these investments were more appropriately classified as short-term investments. Accordingly, auction rate securities included in cash and cash equivalents in the 2004 financial statements have been reclassified as short-term investments to conform to the 2005 presentation. Gross purchases and sales of these investments are reflected in the investing activities section of the Consolidated Statements of Cash Flows. The reclassification had no effect on total current assets or net income.

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2005 are related primarily to the new proppant manufacturing facility in Toomsboro, Georgia. Start-up costs include organizational and administrative costs associated with the facility as well as labor, materials, and utilities to bring installed equipment to operating condition. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the China facility.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2005, 2004 and 2003 were $3,750,000, $3,418,000 and $2,578,000, respectively.

Stock-Based Compensation

The Company has three stock-based compensation plans: one in which shares of Common Stock may be granted in the form of restricted stock awards and two fixed stock option plans.

The Company accounts for its employee stock plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, compensation expense is recognized to the extent the exercise price of the award is less than the market value of the underlying common stock. In general, restricted stock awards have no exercise price while stock options granted under the option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense of $87,000, $165,000, and $304,000 was charged to operations for 2005, 2004, and 2003, respectively, for amortization of unearned stock compensation relating to unvested stock options assumed in a business acquisition in 2002. Compensation expense for awards of restricted stock is measured by the fair value of the Company’s stock on the date of grant and amortized over the three-year vesting period. Compensation expense of $729,000 and $268,000 was charged to operations in 2005 and 2004, respectively, for amortization of unearned compensation related to restricted stock. Unamortized deferred compensation with respect to stock options and restricted stock grants amounted to $2,135,000 and $943,000 at December 31, 2005 and December 31, 2004, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 (as described below under “New Accounting Pronouncements”) to stock-based employee compensation for the years ended December 31:

	2005	2004	2003
	($ in thousands, except per share data)

Net income, as reported	$46,620	$41,673	$29,569
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	514	273	191
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,157)	(1,255)	(1,145)

Pro forma net income	$45,977	$40,691	$28,615

Earnings per share:
Basic — as reported	$1.94	$1.75	$1.27

Basic — pro forma	$1.92	$1.70	$1.23

Diluted — as reported	$1.93	$1.73	$1.26

Diluted — pro forma	$1.90	$1.69	$1.22

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Subsidiaries

Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for equity accounts. Resulting translation adjustments are included in, and the only component of, accumulated other comprehensive income (loss).

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  This is a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under SFAS 154, all voluntary changes in accounting principles as well as changes pursuant to accounting pronouncements that do not include specific transition requirements, must be applied retrospectively to prior periods’ financial statements. Retrospective application requires the cumulative effect of each change to be reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to retained earnings for the first period presented. Also, under the new statement, a change in an accounting estimate continues to be accounted for in the period of the change and in future periods if necessary. Under SFAS 154, corrections of errors should continue to be reported by restating prior period financial statements as of the beginning of the first period presented, if material. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December  15, 2005. The Company will adopt SFAS 154 on January 1, 2006. Adoption will not have a material impact on the Company’s financial position and results of operations, since SFAS 154 is not required to be applied retrospectively for fiscal years prior to fiscal years beginning after December 15, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires those items to be recognized as current period expenses and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect it to have a material impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123-Revised 2004 (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) on January 1, 2006 using the modified prospective method. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the grant date fair value (with limited exceptions). Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognizes compensation cost for restricted stock awards but generally does not recognize compensation cost for employee stock options. The Company will also be required to estimate forfeitures and reduce compensation expense accordingly. Compensation cost, net of estimated forfeitures, will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value for stock options will be estimated using an option pricing model and the fair value of restricted stock will be determined based on the market price of the Company’s Common Stock on the date of grant. Adoption of SFAS 123(R) is not expected to have a significant impact on the Company’s results of operations or overall financial position. The impact of SFAS 123(R) cannot be predicted because it will depend on the levels and types of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the application of that standard would have resulted in results of operations approximately the same as those under SFAS 123 as described in the above disclosure of pro

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forma net income and earnings per share. Also, the Company’s use of restricted stock in lieu of stock options in recent years has reduced the chance of a significant impact in the future since the accounting treatment under SFAS 123(R) differs more from current literature for stock options than for restricted stock. As of December 31, 2005, only 52,650 shares remained eligible for grant under the Company’s stock option plans, and therefore, it is not anticipated that grants under these plans will be a significant element of compensation in the future. See Note 7 to the consolidated financial statements for more information regarding the number, status and weighted-average fair value of outstanding options as of December 31, 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3,712,000, $2,981,000, and $1,308,000 in 2005, 2004 and 2003, respectively.

2.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	2005		2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
	($ in thousands)

Intangibles subject to amortization:
Patents and licenses	$2,676	$934	$2,526	$672
Hardware designs	818	488	758	331
Software	2,494	364	1,836	107

	$5,988	$1,786	$5,120	$1,110

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

Amortization expense for 2005, 2004 and 2003 was $675,000, $415,000 and $472,000, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2010 is, respectively, $755,000, $802,000, $763,000, $591,000, and $338,000.

Other assets totaling $1,967,000 at December 31, 2005, consisted of a 49% equity interest in a fracture-related services company in Canada and the long-term portion of a prepayment for the purchase of ceramic proppant from a manufacturer.

3.	Bank Borrowings

Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003 and December 10, 2004, the Company may borrow up to $10.0 million through December 31, 2006, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2005 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $38,000 in each of the years 2005, 2004, and 2003.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2005 are as follows ($ in thousands):

2006	$2,752
2007	2,273
2008	1,783
2009	1,369
2010	952
Thereafter	5,386

Total	$14,515

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $3,496,000 in 2005, $3,393,000 in 2004, and $2,625,000 in 2003.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
	($ in thousands)

Deferred tax assets:
Employee benefits	$1,375	$933
Inventories	718	803
Foreign tax credits	868	283
Other	834	533

Total deferred tax assets	3,795	2,552

Deferred tax liabilities:
Depreciation	22,181	22,100
Goodwill	1,583	1,139
Foreign earnings and other	2,357	719

Total deferred tax liabilities	26,121	23,958

Net deferred tax liabilities	$22,326	$21,406

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2005	2004	2003
	($ in thousands)

Current:
Federal	$21,815	$16,803	$11,211
State	2,728	2,816	1,893

Total current	24,543	19,619	13,104

Deferred:
Federal	702	4,237	3,829
State	218	693	585

Total deferred	920	4,930	4,414

	$25,463	$24,549	$17,518

The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)

U.S. statutory rate	$25,229	35.0%	$23,178	35.0%	$16,480	35.0%
State income taxes, net of federal tax benefit	1,950	2.7	2,281	3.4	1,611	3.4
Extraterritorial Income Exclusion and other	(1,716)	(2.4)	(910)	(1.3)	(573)	(1.2)

	$25,463	35.3%	$24,549	37.1%	$17,518	37.2%

6.	Shareholders’ Equity

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights. Subject to preferences of any Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are fully paid and non-assessable.

On July 19, 2005, the Board of Directors declared a three-for-two stock split of the Company’s Common Stock, which was effected via a stock dividend on August 19, 2005, to the stockholders of record at the close of business on August 5, 2005. As a result of the split, the Company issued 8,025,134 additional shares, for which retained earnings decreased by $80,251 and Common Stock increased by $80,251. Accordingly, all share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

On January 17, 2006, the Board of Directors declared a cash dividend of $0.10 per share. The dividend is payable on February 15, 2006 to shareholders of record on January 31, 2006.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shareholder Rights Plan

On February 13, 2002, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of Common Stock to shareholders of record on February 25, 2002. With certain exceptions, the rights become exercisable if a tender offer for the Company is announced or any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock. If exercisable, each right entitles the holder to purchase one fifteen-thousandth of a share of Series A Preferred Stock at an exercise price of $133 and, if any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock, to acquire a number of shares of Common Stock having a market value of two times the $133 exercise price. The Company may redeem the rights for $0.01 per right at any time before any person or group acquires beneficial ownership of at least 15 percent of the Common Stock. The rights expire on February 13, 2012.

7.	Stock-Based Compensation

The Company has two fixed stock-based compensation plans: 1996 Stock Option Plan for Key Employees (CARBO Plan) and 1996 Stock Option Plan of Pinnacle Technologies, Inc. as Amended and Restated May 31, 2002 (Pinnacle Plan). The plans provide for granting options to purchase shares of the Company’s Common Stock primarily to key employees, officers and directors. Under the CARBO Plan, the Company may grant options for up to 1,875,000 shares of Common Stock. The exercise price of each option is equal to the market price of the Company’s Common Stock on the date of grant, no individual employee may be granted options to purchase more than an aggregate of 750,000 shares of Common Stock, options have maximum terms of ten years and vest annually over four years. Under the Pinnacle Plan, the Company may grant options for up to 300,000 shares of Common Stock. The exercise price of each option may not be less than 85 percent of the market price of the Company’s Common Stock on the date of grant, options have maximum terms of ten years and vesting is determined for each grant (generally 3 to 5 years). As of December 31, 2005, only 47,250 shares of Common Stock remained available to be granted under the 1996 Option Plan and 5,400 shares remained available under the Pinnacle Option Plan. It is, therefore, not anticipated that grants under these plans will be a significant element of compensation in the future.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 (see Note 1), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.55% and 3.15%; dividend yields of 0.6% and 1.0%; volatility factors of the expected market price of the Company’s Common Stock of .455 and .458; and a weighted-average expected life of the option of 5 years. The Company did not grant any stock options in 2005.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
	Options	Weighted-Average	Options	Weighted-Average	Options	Weighted-Average
	(000)	Exercise Price	(000)	Exercise Price	(000)	Exercise Price

Outstanding-beginning of year	570	$22	889	$20	1,167	$19
Granted	—	—	36	37	51	23
Exercised	272	22	348	17	311	15
Forfeited	7	26	7	24	18	17

Outstanding-end of year	291	$22	570	$22	889	$20

Exercisable at end of year	197	$20	318	$20	511	$18
Weighted-average fair value of options granted during the year	$—		$15.74		$9.33

Following is a summary of the status of fixed options outstanding at December 31, 2005:

	Outstanding Options
		Weighted		Exercisable Options
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price	Number	Contractual	Exercise	Number	Exercise
Range	(000)	Life	Price	(000)	Price

$ 5 - 16	41	3 years	$10	41	$10
20 - 28	222	6 years	23	153	22
34 - 41	28	8 years	38	3	40

	291		22	197	20

On April 13, 2004, the shareholders approved the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (the “2004 Plan”). Under the 2004 Plan, shares of Common Stock may be granted in the form of restricted stock awards to employees of the Company. The Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. Transfer and forfeiture restrictions on one-third of the shares subject to award lapse on each of the first three anniversaries of the grant date. No awards can be granted under the 2004 Plan after the fifth anniversary date. Unearned stock compensation cost of restricted stock is amortized to expense over the vesting period of three years. Restricted stock grants to employees are summarized as follows:

		Grant
		Date per		As of December 31, 2005
		Share				Unrecognized
	Number of Shares	Fair	Recognition	Shares	Shares	Compensation
Grant Date	Granted	Value	Period	Forfeited	Vested	($ in thousands)

April 2004	27,645	$41.39	3 years	3,887	9,021	$421
January 2005	30,167	$45.80	3 years	4,920	—	$789
October 2005	18,650	$53.15	3 years	—	—	$924

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
	($ in thousands, except per share data)

Numerator for basic and diluted earnings per share:
Net income	$46,620	$41,673	$29,569

Denominator:
Denominator for basic earnings per share — weighted-average shares	24,004,563	23,868,138	23,339,677
Effect of dilutive securities:
Employee stock options (See Note 7)	166,141	189,487	167,295
Nonvested stock awards (See Note 7)	6,660	7,023	—
Contingent stock acquisition	—	—	27,069

Dilutive potential common shares	172,801	196,510	194,364

Denominator for diluted earnings per share — adjusted weighted-average shares	24,177,364	24,064,648	23,534,041

Basic earnings per share	$1.94	$1.75	$1.27

Diluted earnings per share	$1.93	$1.73	$1.26

9.	Quarterly Operating Results — (Unaudited)

Quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)

2005
Revenues	$61,168	$63,834	$64,104	$63,567
Gross profit	24,821	25,632	24,949	23,330
Net income	11,594	12,177	12,452	10,397
Earnings per share:
Basic	$0.48	$0.51	$0.52	$0.43
Diluted	$0.48	$0.50	$0.51	$0.43
2004
Revenues	$50,011	$52,350	$58,482	$62,211
Gross profit	20,344	21,461	24,858	24,743
Net income	9,568	9,857	11,497	10,751
Earnings per share:
Basic	$0.40	$0.41	$0.48	$0.45
Diluted	$0.40	$0.41	$0.48	$0.45

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates financial results to determine how to allocate resources and assess performance. The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1. During the quarter ended June 30, 2005, the Company concluded that the Fracture and Reservoir Diagnostics operating segment met the disclosure requirements defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and that operating segment became a reportable segment.

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

Goodwill totaling $21,840,000 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $13,416,000, $10,025,000, and $7,573,000 at December 31, 2005, 2004, and 2003, respectively, and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.

Summarized financial information for the Company’s reportable segments for the three-year period ended December 31, 2005 is shown in the following tables:

		Fracture and
		Reservoir
	Proppant	Diagnostics	Total
	($ in thousands)

2005
Revenue from external customers	$225,751	$26,922	$252,673
Income before income taxes	69,415	2,668	72,083
Total assets	319,573	27,799	347,372
Capital expenditures, net	60,983	6,828	67,811
Depreciation and amortization	10,520	3,104	13,624
2004
Revenue	$201,039	$22,015	$223,054
Income before income taxes	62,984	3,238	66,222
Total assets	264,342	21,360	285,702
Capital expenditures, net	17,386	4,564	21,950
Depreciation and amortization	9,986	2,191	12,177
2003
Revenue	$155,760	$14,176	$169,936
Income before income taxes	45,422	1,665	47,087
Total assets	204,711	16,146	220,857
Capital expenditures, net	18,589	3,386	21,975
Depreciation and amortization	8,670	1,723	10,393

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Geographic Information

Long-lived assets, consisting of net property, plant and equipment and goodwill, as of December 31 in the United States and other countries are as follows:

	2005	2004	2003
	($ in thousands)

Long-lived assets:
United States	$173,917	$134,250	$128,059
International (primarily China and Russia)	31,625	16,985	14,356

Total	$205,542	$151,235	$142,415

Revenues outside the United States accounted for 40%, 47% and 36% of the Company’s revenues for 2005, 2004 and 2003, respectively. Revenues for the years ended December 31 in the United States, Canada, Russia and other countries are as follows:

	2005	2004	2003
	($ in thousands)

Revenues:
United States	$152,595	$118,665	$107,992
Canada	38,775	28,236	18,085
Russia	17,465	35,214	9,799
Other international	43,838	40,939	34,060

Total	$252,673	$223,054	$169,936

  Sales to Customers

The following schedule presents the percentages of total revenues related to the Company’s three major customers for the three-year period ended December 31, 2005:

	Major Customers
	A	B	C	Others	Total

2005	30.5%	17.3%	16.9%	35.3%	100%
2004	28.3%	13.5%	23.6%	34.6%	100%
2003	30.1%	16.5%	24.3%	29.1%	100%

11.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. The increase in savings contributions is due to additional employment related to expansions. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2005	2004	2003
	($ in thousands)

Contributions:
Profit sharing	$941	$990	$719
Savings	606	525	431

	$1,547	$1,515	$1,150

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All contribution to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

12.	Commitments

In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was eight years commencing January 1, 1996. Beginning January  1, 1997, the agreement required the Company to purchase from the supplier at least 80 percent of the Company’s estimated annual requirements of kaolin for its Eufaula plant. For the year ended December 31, 2003, the Company purchased from the supplier $2.6 million of kaolin under the agreement. In June 2003, the Company entered into a new agreement with the supplier. The new agreement supersedes and replaces the 1995 agreement. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2005, and 2004, the Company purchased from the supplier $3.3 and $2.9 million, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003, and requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims. For the years ended December 31, 2005, 2004 and 2003, the Company purchased $1.1 million, $0.6 million and $0.5 million, respectively, of kaolin under the agreement.

In January 2003, the Company entered into an agreement with a supplier to purchase bauxite for production at its plants in New Iberia, Louisiana, and McIntyre, Georgia. The term of the agreement is three years commencing January  1, 2003, and requires the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also has provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year. For the years ended December 31, 2005, 2004 and 2003, the Company purchased $9.5 million, $9.0 million and $7.5 million, respectively, of bauxite under the agreement. The Company entered into a new agreement with the supplier, effective January 1, 2006, under substantially similar terms.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2005, 2004 and 2003, the Company purchased approximately $1.4 million, $0.9 million and $0.4 million, respectively, of material under the agreements.

The Company has entered into a lease agreement with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. Pursuant to this agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $35,000 per year through the year 2016. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement is included in Property, Plant and Equipment (net book value of $113.2 million at December 31, 2005) in the accompanying financial statements.

In September 2005, the Company entered into an agreement with a China manufacturer to purchase manufactured proppant at a specified contract price. The term of the agreement is three years commencing September 2005 and requires the Company to purchase at least 2,000 metric tons per calendar quarter. For the year ended December 31, 2005, the Company has prepaid $1.8 million for a portion of the commitment to be delivered throughout the term of the contract. Additional quantities will be purchased, as needed, to fulfill minimum purchase requirements.

The Company was in compliance with the terms of all the above listed agreements at December 31, 2005.

13.	Employment Agreements

The Company has an employment agreement effective December 2, 2005, with its President and Chief Executive Officer. The agreement provides that the Company will pay a salary of $75,000 per month (payable in accordance with the Company’s normal payroll practices) and expects such payments to continue for a minimum of six months (unless the President is unwilling to continue serving as President and Chief Executive Officer). At the end of six months, the employment term will be extended automatically for successive one-month periods, at the rate of $75,000 per month, unless one month’s notice is given by either party.

The Company has an employment agreement with the President of Pinnacle Technologies, Inc., through May 31, 2007. The agreement provides for an annual base salary and incentive bonus. The term of the agreement may be terminated by the Company or the President of Pinnacle Technologies, Inc. for any reason. The agreement contains a non-competition covenant that is effective for one year beyond the term of the agreement.

14.	Legal Proceedings and Judgment

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

15.	Subsequent Event

On January 17, 2006, the Company awarded 23,010 shares of restricted stock to certain employees and recorded unearned stock compensation costs totaling $1,425,000.

CARBO Ceramics Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Year Ended	Year	Expenses	Write-offs	Year
	($ in thousands)

Allowance for doubtful accounts:
December 31, 2005	$665	$682	$12	$1,335
December 31, 2004	$20	$666	$21	$665
December 31, 2003	$—	$160	$140	$20

S-1

Exhibit Index

3.1		Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
3.2		Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant’s Form S-1 Registration Statement No. 333-1884 and exhibit 99.2 to the Company’s form 8-K Current Report filed July 20, 2005)
4.1		Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
4.2		Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 to registrant’s Form 8-A Registration Statement No. 001-15903)
10.1		Second Amended and Restated Credit Agreement dated as of December 31, 2000, as amended December 23, 2003 and as further amended December 10, 2004, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)
10.2		Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.3		Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.4		Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.5	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant’s Form S-1 Registration Statement No. 333-1884)
*10	.6	Amendment No. 1 to the CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 4.5 to the registrant’s Form S-8 Registration Statement No. 333-88100)
*10	.7	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.8		Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.9	Employment Agreement between CARBO Ceramics Inc. and C. Mark Pearson (incorporated by reference to exhibit 10.9 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.10	Employment Agreement between CARBO Ceramics Inc. and Christopher A. Wright (incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.11	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant’s Form S-8 Registration Statement No. 333-91252)
10.12		Lease Agreement dated as of November 1, 2003, between the Development Authority of Wilkinson Count and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.12 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.13	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.14	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.15	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 99.3 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.16	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)
*10	.17	Separation Agreement dated as of December 2, 2005 between CARBO Ceramics Inc. and C. Mark Pearson

*10	.18	Letter Agreement dated December 2, 2005 between CARBO Ceramics Inc. and Jesse P. Orsini
14		Code of Ethics (incorporated by reference to exhibit 14 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
21		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification by Jesse P. Orsini
31.2		Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.