Form 10-Q
period 2006-03-31
CARBO CERAMICS INC
filed 2006-05-10
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of April 30, 2006, 24,331,072 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,260	$19,695
Short-term investments	40,820	41,975
Trade accounts receivable, net	58,068	53,918
Inventories:
Finished goods	21,597	17,981
Raw materials and supplies	7,428	8,490

Total inventories	29,025	26,471
Prepaid expenses and other current assets	2,513	2,433
Deferred income taxes	4,019	3,795

Total current assets	151,705	148,287
Property, plant and equipment:
Land and land improvements	2,812	2,812
Land-use and mineral rights	5,276	5,271
Buildings	24,956	15,051
Machinery and equipment	207,863	154,785
Construction in progress	23,966	72,074

Total	264,873	249,993
Less accumulated depreciation	74,925	70,493

Net property, plant and equipment	189,948	179,500
Goodwill	21,840	21,840
Intangible and other assets, net	6,091	6,169

Total assets	$369,584	$355,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,203	$11,277
Accrued payroll and benefits	4,619	6,941
Accrued freight	1,767	1,356
Accrued utilities	3,902	3,389
Accrued income taxes	16,230	9,998
Retainage related to construction in progress	233	337
Other accrued expenses	3,491	3,011

Total current liabilities	37,445	36,309
Deferred income taxes	26,809	26,121
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,323,961 and 24,286,388 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	243	243
Additional paid-in capital	101,418	102,536
Unearned stock compensation	—	(2,135)
Retained earnings	202,748	192,196
Accumulated other comprehensive income	921	526

Total shareholders’ equity	305,330	293,366

Total liabilities and shareholders’ equity	$369,584	$355,796

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues	$74,278	$61,168
Cost of sales	46,912	36,347

Gross profit	27,366	24,821
Selling, general and administrative expenses	7,473	7,049
Start-up costs	351	15

Operating profit	19,542	17,757
Other income:
Net interest income	437	384
Losses in equity-method investee	(17)	—
Other, net	355	3

	775	387

Income before income taxes	20,317	18,144
Income taxes	7,333	6,550

Net income	$12,984	$11,594

Earnings per share:
Basic	$0.54	$0.48

Diluted	$0.53	$0.48

Other information:
Dividends declared per common share	$0.10	$0.08

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating activities
Net income	$12,984	$11,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,431	3,053
Amortization	181	151
Provision for doubtful accounts	204	166
Deferred income taxes	464	594
Excess tax benefits from stock-based compensation	(199)	—
Loss on disposal of assets	—	3
Foreign currency transaction gain	(355)	—
Non-cash stock compensation expense	447	216
Losses in equity-method investee	17	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,295)	(1,028)
Inventories	(2,521)	731
Prepaid expenses and other current assets	(70)	117
Other long-term assets	108	—
Accounts payable	(4,076)	(2,165)
Accrued payroll and benefits	(2,322)	(1,896)
Accrued freight	409	42
Accrued utilities	512	(92)
Accrued income taxes	6,489	1,708
Other accrued expenses	472	(177)

Net cash provided by operating activities	12,880	13,017

Investing activities
Capital expenditures, net	(14,578)	(7,764)
Purchases of short-term investments	(18,845)	(55,825)
Proceeds from maturities of short-term investments	20,000	45,300

Net cash used in investing activities	(13,423)	(18,289)

Financing activities
Proceeds from exercise of stock options	313	101
Dividends paid	(2,432)	(1,918)
Excess tax benefits from stock-based compensation	199	—

Net cash used in financing activities	(1,920)	(1,817)

Net decrease in cash and cash equivalents	(2,463)	(7,089)
Effect of exchange rate changes on cash	28	(1)
Cash and cash equivalents at beginning of period	19,695	33,990

Cash and cash equivalents at end of period	$17,260	$26,900

Supplemental cash flow information
Income taxes paid	$380	$4,248

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$12,984	$11,594
Denominator:
Denominator for basic earnings per share — Weighted-average shares	24,243,415	23,952,456
Effect of dilutive securities:
Employee stock options	120,013	181,996
Nonvested stock awards	20,507	11,608

Dilutive potential common shares	140,520	193,604

Denominator for diluted earnings per share — adjusted weighted-average shares	24,383,935	24,146,060

Basic earnings per share	$0.54	$0.48

Diluted earnings per share	$0.53	$0.48

     During the three months ended March 31, 2006, employees exercised stock options to acquire 15,750 common shares at a weighted-average exercise price of $19.87 per share and restrictions lapsed on 8,346 nonvested shares. The Company recognized a related income tax benefit, of which $257 was credited directly to shareholders’ equity.
     During the three months ended March 31, 2005, employees exercised stock options to acquire 9,000 common shares at a weighted-average exercise price of $11.25 per share. The Company recognized a related income tax benefit, of which $122 was credited directly to shareholders’ equity.

3. Stock-Based Compensation
     The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. Transfer and forfeiture restrictions are lifted on one-third of the shares subject to award (i.e., shares vest) on each of the first three anniversaries of the grant date. The stock option plans provide for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the stock option plans, the Company may grant options for up to 2,175,000 shares. The exercise price of each option generally is equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. As of March 31, 2006, 285,522 shares were available for issuance under the restricted stock plan and 52,650 shares were available for issuance under the stock option plans.
     Prior to January 1, 2006 the Company accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, compensation expense was recognized in the income statement to the extent the exercise price of the award was less than the market value of the underlying common stock. Since the Company historically has granted stock options with an exercise price equal to the market price on the date of grant, stock option awards had no intrinsic value and, therefore, no compensation expense was recognized. Because restricted stock awards had no exercise price, the resulting intrinsic value was equal to the market price on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period of each award. Pro forma disclosures were provided to illustrate the effects on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 and recognized expense for both restricted stock awards and stock option awards.
     Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Pro forma disclosure is no longer an alternative. The Company elected to adopt SFAS 123(R) using the modified prospective transition method, under which compensation expense includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 used in the Company’s pro forma disclosures, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as provided under the modified prospective approach, therefore pro forma disclosures will continue to be provided for periods prior to January 1, 2006.
     Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value. The Company recognizes that cost on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of stock options is estimated using a Black-Scholes option-pricing model and the fair value of restricted stock is determined based on the market price of the Company’s Common Stock on the date of grant. Compensation expense is recognized only for share based payments expected to vest, therefore the Company estimates forfeitures at the time of grant based on historical forfeiture rates and future expectations and reduces compensation expense accordingly. Forfeitures rates are revised, if necessary, in subsequent periods, with the Company ultimately recognizing expense only on awards that actually vest. Excess tax benefits, as defined in SFAS 123(R), are recognized as additions to paid-in capital.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2006 were lower by $107 and $68, respectively, than if it had continued to account for stock-based compensation under APB 25. Diluted earning per share was lower by $0.01 per share. Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized in the income statement (excess tax benefits) to be classified as financing cash flows. The $199 excess tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Under SFAS 123(R), the Company’s unearned stock compensation balance of $2,135 included in shareholder equity at December 31, 2005 was reclassified to additional paid-in capital during the quarter ended March 31, 2006.
     The following table illustrates the pro forma effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation:

Net income, as reported	$11,594
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	136
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(389)

Pro forma net income	$11,341

Earnings per share:
Basic — as reported	$0.48

Basic — pro forma	$0.47

Diluted — as reported	$0.48

Diluted — pro forma	$0.47

     A summary of stock option activity and related information for the three months ended March 31, 2006 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2006	291,248	$22.16
Granted	—
Exercised	(15,750)	$19.87
Forfeited	—

Outstanding at March 31, 2006	275,498	$22.29	$9,538

Exercisable at March 31, 2006	190,104	$20.05	$7,007

     As of March 31, 2006, there was $418 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at March 31, 2006 is 5.7 years. There have been no stock options granted since 2004.
     A summary of restricted stock activity and related information for the three months ended March 31, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	58,634	$47.03
Granted	23,010	$61.95
Vested	(8,346)	$45.80
Forfeited	(1,187)	$49.21

Nonvested at March 31, 2006	72,111	$51.90

     As of March 31, 2006, there was $2,782 of total unrecognized compensation cost related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

4. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $13,579 and $10,004 at March 31, 2006 and 2005, respectively and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended March 31, 2006
Revenues from external customers	$67,000	$7,278	$74,278
Income before income taxes	19,605	712	20,317
Segment assets as of March 31, 2006	333,046	28,277	361,323
Three Months Ended March 31, 2005
Revenues from external customers	$55,160	$6,008	$61,168
Income before income taxes	17,847	297	18,144
Segment assets as of March 31, 2005	272,128	21,595	293,723
5. Dividends Paid
     On January 17, 2006, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on January 31, 2006. The dividend was paid on February 15, 2006.
6. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended
	March 31,
	2006	2005
Net income	$12,984	$11,594
Foreign currency translation adjustment	395	(1)

Comprehensive income	$13,379	$11,593

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
8. Subsequent Event
     On April 18, 2006, the shareholders approved Amendment Number One to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan. The primary changes to the plan are to permit the issuance of restricted shares to non-employee directors of the Company and to lift the transfer restrictions upon retirement after achieving 62 years of age (i.e., shares immediately vest). In addition, each of the six non-employee directors received 2,000 restricted shares of common stock. The Company will recognize compensation cost in the second quarter of 2006 related to these grants in the amount of approximately $500.

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
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2005). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2005 and there have been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended March 31, 2006
Revenues. Consolidated revenues of $74.3 million for the quarter ended March 31, 2006 set a new quarterly record and represented a 21% increase compared to $61.2 million in revenues for the quarter ended March 31, 2005. The increase was attributable to a higher average selling price for ceramic proppant, higher sales volume of proppant and an increase in revenues from fracture and reservoir diagnostics.
Proppant segment revenues of $67.0 million for the quarter ended March 31, 2006 exceeded revenues of $55.2 million for the same period in 2005 by 21% due to a 17% increase in the average selling price of proppant and a 4% increase in proppant sales volume. Worldwide proppant sales totaled 209 million pounds for the quarter compared to 201 million pounds for the first quarter of 2005. The increased sales volume was the result of record sales volume in the U.S., which increased 21% compared to the first quarter of 2005, and Canada, which increased 5% compared to last year’s first quarter. These sales volume increases were driven by continued strong demand due to increased natural gas drilling activity in North America. After having sales volume constrained by manufacturing capacity throughout 2005, initial production from the Company’s new manufacturing facility in Toomsboro, Georgia allowed the Company to respond to this demand. Sales outside of North America declined 32% compared to last year’s first quarter, due to a significant decline in Russian sales. The Company’s sales in Russia have been impacted by an increase in the availability of proppant produced by Russian manufacturers, the pricing of which excludes customs duties, tariffs and transportation expenses associated with products imported by the Company. However, the Company anticipates that its sales in Russia will improve during the remainder of this year due to new marketing initiatives and beyond 2006 due to the construction of a manufacturing facility in Kopeysk, Russia, which is expected to be completed in the fourth quarter of 2006. Excluding Russia, sales outside of North America increased 38% versus the first quarter of 2005 due to improved activity in China, the Middle East and West Africa.
The average selling price of proppant in the first quarter of 2006 was $0.321 per pound, an increase of 17% compared to the first quarter 2005 average selling price of $0.274. The higher average selling price was due to increases in list prices and fuel surcharges that went into effect during 2005 and an increase in freight premiums passed on to customers requesting expedited shipments in the U.S.
Fracture and Reservoir Diagnostics segment revenues for the quarter ended March 31, 2006 were $7.3 million, 21% higher than revenues of $6.0 million for the same period in 2005. The increase was primarily due to increased use of mapping services in North America by production companies.

Gross Profit. Consolidated gross profit for the first quarter of 2006 was $27.4 million, or 37% of revenues, compared to $24.8 million, or 41% of revenues, for the first quarter of 2005. Gross profit increased by 10% compared to last year’s first quarter as a result of increased revenues in both the Proppant and Fracture and Reservoir Diagnostics segments. The decline in gross profit as a percentage of revenues was primarily due to a decrease in the margin on proppant sales, which was partially offset by an improvement in the margin for fracture and reservoir diagnostics.
Proppant segment gross profit was $24.3 million for the first quarter of 2006, a 7% increase over gross profit of $22.7 million for the first quarter of 2005. This increase was primarily due to the increase in sales volume. Gross profit as a percentage of revenues declined to 36% in the first quarter of 2006 from 41% in the first quarter of 2005. This decline was primarily due to an increase in the Company’s manufacturing costs which were adversely impacted by higher prices paid for natural gas and raw materials. The delivered cost of natural gas consumed in the Company’s domestic proppant manufacturing facilities averaged $12.39/mmbtu for the quarter compared to $7.20/mmbtu for the first quarter of 2005. The increase in the average selling price of the Company’s ceramic proppant marginally exceeded increased costs and, as a result, there was a slight increase in the profit generated per pound of proppant sold despite a decline in the gross profit margin as a percentage of revenues.
Fracture and Reservoir Diagnostics segment gross profit for the first quarter of 2006 was $3.1 million, or 42% of revenues, compared to $2.1 million, or 36% of revenues, for the first quarter of 2005. The increase in gross profit margin is attributable to a reduction in third party subcontractor expenses due to a change in service mix.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A and other operating expenses of $7.8 million for the first quarter of 2006 increased by 11% compared to $7.1 million for the corresponding period in 2005. As a percentage of revenues, SG&A and other operating expenses decreased to 10.5% for the quarter ended March 31, 2006 compared to 11.5% for the quarter ended March 31, 2005.
Proppant segment SG&A and other operating expenses totaled $5.5 million for the first quarter of 2006 compared to $5.3 million for the corresponding period in 2005. The increase was primarily due to final start-up costs for the Company’s new manufacturing facility in Toomsboro, Georgia and expenses related to the search for a new president, partially offset by reduced legal expense.
Fracture and Reservoir Diagnostics segment SG&A and other operating expenses totaled $2.3 million for the first quarter of 2006 compared to $1.8 million for the corresponding period in 2005. The increase was primarily due to increased headcount in the technical development, finance and administrative support groups to support increased sales.
Income Tax Expense. Consolidated income tax expense of $7.3 million for the quarter ended March 31, 2006 increased 12% compared to $6.6 million for the same period a year ago primarily due to the increase in taxable income resulting from the Company’s improved performance.
Liquidity and Capital Resources
At March 31, 2006, the Company had cash and cash equivalents of $17.3 million and short-term investments of $40.8 million compared to cash and cash equivalents of $19.7 million and short-term investments of $42.0 million at December 31, 2005. The Company generated $12.9 million cash from operations, of which $6.2 million originated from the deferral of income tax payments resulting from the extension of tax payment deadlines to August 28, 2006 for those tax payers affected by Hurricane Katrina. The Company also received $0.3 million proceeds from employee exercises of stock options, retained $0.2 million cash from tax benefits relating to stock-based compensation to employees and received $1.2 million for net purchases and maturities of short-term investments. Uses of cash included $14.6 million of capital spending and $2.4 million of cash dividends. Major capital spending included $5.5 million on the new proppant manufacturing facility in Toomsboro, Georgia that commenced operations in the first quarter of 2006 and $4.4 million on a new proppant manufacturing facility in Kopeysk, Russia that is expected to be completed in the fourth quarter of 2006. The Toomsboro facility was completed slightly below the planned expenditure of $62 million.
The Company believes that the relatively high prices for oil and natural gas in the current spot and futures markets will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. The Company intends to continue operating all of its manufacturing facilities near full capacity for the remainder of the year. Production from the new Toomsboro facility during the first quarter of 2006 met the Company’s objective of 50% of final capacity and is expected to improve to 75% of final capacity during the second quarter.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On January 17, 2006, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to shareholders of the Company’s Common Stock on January 31, 2006. The Company has total projected capital expenditures of $65.0 million to $70.0 million for the remainder of 2006, including spending to complete its manufacturing facility in Kopeysk, Russia, initial spending to expand the Company’s Toomsboro, Georgia manufacturing facility, expansion of distribution facilities and acquisition or construction of additional fracture mapping tools. The new Russian plant is designed to have annual capacity of 100 million pounds at an expected total cost of $41.0 million. The expected cost of the Russian plant exceeds the Company’s previous estimate of $32.0 million due to higher than anticipated installation and construction costs. Expansion of the Toomsboro facility entails construction of a second production line that is anticipated to be completed in the third quarter of 2007 at an expected cost of $54 million. The second production line is expected to have annual capacity of 250 million pounds, bringing the Toomsboro facility’s total capacity to 500 million pounds per year.
The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2006, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2006.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are changes in overall economic conditions, changes in the cost of raw materials and natural gas used in manufacturing our products, changes in demand for our products, changes in the demand for, or price of, oil and natural gas, risks of increased competition, technological, manufacturing and product development risks, loss of key customers, changes in government regulations, foreign and domestic political and legislative risks, the risks of war and international and domestic terrorism, risks associated with foreign operations and foreign currency exchange rates and controls, weather-related risks and other risks and uncertainties. Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2005 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2006. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of March 31, 2006, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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
As of the end of the quarter ended March 31, 2006, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three month period ended March 31, 2006, the Company credited 565 aggregate             shares of Common Stock to bookkeeping accounts for three non-employee directors under the CARBO Ceramics Inc. Director Deferred Fee Plan as a result of such directors’ prior fee deferral elections. The fees so deferred were denominated in a number of shares of the Company’s Common Stock determined by reference to the closing price of a share of Common Stock on the New York Stock Exchange on the day [immediately prior to the day] that the fees otherwise would have been paid. Shares of Common Stock equal to the number of shares credited to a non-employee director’s account will be issued to the director on the later of (a) a date certain selected by the director on the date of his or her first fee deferral election or (b) the first date on which he or she ceases to be a director. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of the Quarterly Report on Form 10-Q:
31.1	Rule 13a-14(a)/15d-14(a) Certification by Jesse P. Orsini.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Jessie P. Orsini Jesse P. Orsini
President and Chief Executive Officer

/s/ Paul G. Vitek Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer

Date: May 10, 2006

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by Jesse P. Orsini.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.