Form 10-Q
period 2006-06-30
CARBO CERAMICS INC
filed 2006-08-01
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of July 31, 2006, 24,371,112 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Certification Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,559	$19,695
Short-term investments	41,215	41,975
Trade accounts receivable, net	57,809	53,918
Inventories:
Finished goods	26,728	17,981
Raw materials and supplies	7,815	8,490

Total inventories	34,543	26,471
Prepaid expenses and other current assets	3,625	2,433
Deferred income taxes	4,269	3,795

Total current assets	157,020	148,287
Property, plant and equipment:
Land and land improvements	2,812	2,812
Land-use and mineral rights	5,279	5,271
Buildings	25,092	15,051
Machinery and equipment	209,666	154,785
Construction in progress	43,757	72,074

Total	286,606	249,993
Less accumulated depreciation	79,440	70,493

Net property, plant and equipment	207,166	179,500
Goodwill	21,840	21,840
Intangible and other assets, net	6,945	6,169

Total assets	$392,971	$355,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,639	$11,277
Accrued payroll and benefits	5,454	6,941
Accrued freight	1,156	1,356
Accrued utilities	3,028	3,389
Accrued income taxes	21,410	9,998
Retainage related to construction in progress	180	337
Other accrued expenses	7,364	3,011

Total current liabilities	48,231	36,309
Deferred income taxes	27,041	26,121
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,367,612 and 24,286,388 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	244	243
Additional paid-in capital	102,930	102,536
Unearned stock compensation	—	(2,135)
Retained earnings	213,176	192,196
Accumulated other comprehensive income	1,349	526

Total shareholders’ equity	317,699	293,366

Total liabilities and shareholders’ equity	$392,971	$355,796

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$73,485	$63,834	$147,763	$125,002
Cost of sales	46,095	38,202	93,007	74,549

Gross profit	27,390	25,632	54,756	50,453
Selling, general and administrative expenses	8,793	6,777	16,266	13,826
Start-up costs	70	239	421	254
Loss on disposal of assets	—	95	—	95

Operating profit	18,527	18,521	38,069	36,278
Other income (expense):
Net interest income	487	526	924	910
Earnings in equity-method investee	47	95	30	95
Other, net	302	(11)	657	(8)

	836	610	1,611	997

Income before income taxes	19,363	19,131	39,680	37,275
Income taxes	6,501	6,954	13,834	13,504

Net income	$12,862	$12,177	$25,846	$23,771

Earnings per share:
Basic	$0.53	$0.51	$1.07	$0.99

Diluted	$0.53	$0.50	$1.06	$0.98

Other information:
Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Operating activities
Net income	$25,846	$23,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,952	6,202
Amortization	363	316
Provision for doubtful accounts	416	348
Deferred income taxes	445	1,261
Excess tax benefits from stock-based compensation	(334)	—
Loss on disposal of assets	—	95
Foreign currency transaction gain	(640)	—
Non-cash stock compensation expense	1,539	452
Earnings in equity-method investee	(30)	(95)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,141)	(7,628)
Inventories	(8,016)	(577)
Prepaid expenses and other current assets	(1,162)	(1,056)
Other long-term assets	108	—
Accounts payable	(1,643)	39
Accrued payroll and benefits	(1,491)	(758)
Accrued freight	(202)	573
Accrued utilities	(362)	(270)
Accrued income taxes	11,860	(4,197)
Other accrued expenses	4,355	451

Net cash provided by operating activities	35,863	18,927

Investing activities
Capital expenditures, net	(36,766)	(21,245)
Investment in equity-method investee	—	(611)
Purchases of short-term investments	(25,190)	(69,675)
Proceeds from maturities of short-term investments	25,950	58,850

Net cash used in investing activities	(36,006)	(32,681)

Financing activities
Proceeds from exercise of stock options	543	354
Dividends paid	(4,866)	(3,842)
Excess tax benefits from stock-based compensation	334	—

Net cash used in financing activities	(3,989)	(3,488)

Net decrease in cash and cash equivalents	(4,132)	(17,242)
Effect of exchange rate changes on cash	(4)	(26)
Cash and cash equivalents at beginning of period	19,695	33,990

Cash and cash equivalents at end of period	$15,559	$16,722

Supplemental cash flow information
Income taxes paid	$1,529	$16,440

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada, acquired in April 2005, that is reported under the equity method of accounting. All significant intercompany transactions have been eliminated.
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$12,862	$12,177	$25,846	$23,771
Denominator:
Denominator for basic earnings per share—
Weighted-average shares	24,274,498	23,971,245	24,259,042	23,961,903
Effect of dilutive securities:
Employee stock options	111,071	179,875	115,542	180,935
Nonvested stock awards	15,371	8,168	17,939	9,888

Dilutive potential common shares	126,442	188,043	133,481	190,823

Denominator for diluted earnings per share—
Adjusted weighted-average shares	24,400,940	24,159,288	24,392,523	24,152,726

Basic earnings per share	$0.53	$0.51	$1.07	$0.99

Diluted earnings per share	$0.53	$0.50	$1.06	$0.98

     During the six months ended June 30, 2006, employees exercised stock options to acquire 28,236 common shares at a weighted-average exercise price of $19.23 per share and restrictions lapsed on 25,311 nonvested shares. The Company recognized a related income tax benefit, of which $449 was credited directly to additional paid-in capital within shareholders’ equity.
     During the six months ended June 30, 2005, employees exercised stock options to acquire 22,200 common shares at a weighted-average exercise price of $15.95 per share and restrictions lapsed on 9,021 nonvested shares. The Company recognized a related income tax benefit, of which $270 was credited directly to additional paid-in capital within shareholders’ equity.

3. Stock-Based Compensation
     The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest when the individual reaches age 62. The stock option plans provide for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the stock option plans, the Company may grant options for up to 2,175,000 shares. The exercise price of each option generally is equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. As of June 30, 2006, 254,357 shares were available for issuance under the restricted stock plan and 52,650 shares were available for issuance under the stock option plans.
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
     Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Pro forma disclosure is no longer an alternative. The Company elected to adopt SFAS 123(R) using the modified prospective transition method, under which compensation expense includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 used in the Company’s pro forma disclosures, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as permitted under the modified prospective approach; therefore pro forma disclosures will continue to be provided for periods prior to January 1, 2006.
     Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value. The Company recognizes that cost on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of stock options is estimated using a Black-Scholes option-pricing model and the fair value of restricted stock is determined based on the market price of the Company’s Common Stock on the date of grant. Compensation expense is recognized only for share based payments expected to vest; therefore the Company estimates forfeitures at the time of grant based on historical forfeiture rates and future expectations and reduces compensation expense accordingly. Forfeiture rates are revised, if necessary, in subsequent periods, with the Company ultimately recognizing expense only on awards that actually vest. Excess tax benefits, as defined in SFAS 123(R), are recognized as additions to paid-in capital.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes for the three and six months ended June 30, 2006 was lower by $99 and $206, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB 25. Net income for the three and six months ended June 30, 2006 was lower by $62 and $130, respectively. Diluted earnings per share were unchanged by the adoption of SFAS 123(R) for the three months ended June 30, 2006 but were lower by $0.01 per share for the six months ended June 30, 2006. Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized in the income statement (excess tax benefits) to be classified as financing cash flows. The $334 excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Under SFAS 123(R), the Company’s unearned stock compensation balance of $2,135 included in shareholder equity at December 31, 2005 was reclassified to additional paid-in capital during the quarter ended March 31, 2006.
     The following table illustrates the pro forma effect on prior year net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation during those periods:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$12,177	$23,771
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	148	284
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(316)	(705)

Pro forma net income	$12,009	$23,350

Earnings per share:
Basic — as reported	$0.51	$0.99

Basic — pro forma	$0.50	$0.97

Diluted — as reported	$0.50	$0.98

Diluted — pro forma	$0.50	$0.97

     A summary of stock option activity and related information for the six months ended June 30, 2006 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2006	291,248	$22.16
Granted	—
Exercised	(28,236)	$19.23
Forfeited	—

Outstanding at June 30, 2006	263,012	$22.47	$7,012

Exercisable at June 30, 2006	231,383	$21.34	$6,430

     As of June 30, 2006, there was $308 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at June 30, 2006 is 5.5 years. There have been no stock options granted since 2004.
     A summary of restricted stock activity and related information for the six months ended June 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	58,634	$47.03
Granted	55,510	$57.96
Vested	(25,311)	$50.43
Forfeited	(2,522)	$50.26

Nonvested at June 30, 2006	86,311	$52.97

     As of June 30, 2006, there was $3,643 of total unrecognized compensation cost related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

4. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An intersegment note receivable totaling $14,786 at June 30, 2006 and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended June 30, 2006
Revenues from external customers	$65,670	$7,815	$73,485
Income before income taxes	18,846	517	19,363
Three Months Ended June 30, 2005
Revenues from external customers	$57,132	$6,702	$63,834
Income before income taxes	18,575	556	19,131
Six Months Ended June 30, 2006
Revenues from external customers	$132,670	$15,093	$147,763
Income before income taxes	38,451	1,229	39,680
Segment assets as of June 30, 2006	354,829	31,088	385,917
Six Months Ended June 30, 2005
Revenues from external customers	$112,293	$12,709	$125,002
Income before income taxes	36,422	853	37,275
5. Dividends Paid
     On April 18, 2006, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on April 28, 2006. The dividend was paid on May 15, 2006.
6. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$12,862	$12,177	$25,846	$23,771
Foreign currency translation adjustment	428	(25)	823	(26)

Comprehensive income	$13,290	$12,152	$26,669	$23,745

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
Results of Operations
Three Months Ended June 30, 2006
Revenues. Consolidated revenues of $73.5 million for the quarter ended June 30, 2006 increased 15% compared to $63.8 million in revenues for the quarter ended June 30, 2005. The improvement was due to increases in both the sales volume and average selling price of the Company’s ceramic proppant and an increase in revenues from the Fracture and Reservoir Diagnostics segment.
Proppant segment revenues of $65.7 million for the quarter ended June 30, 2006 surpassed revenues of $57.1 million for the same period in 2005 by 15% as a result of a 7% increase in the average selling price of proppant and a 7% increase in proppant sales volume. Worldwide proppant sales totaled 204 million pounds for the quarter compared to 190 million pounds for the second quarter of 2005. The increased sales volume was primarily the result of record sales in the U.S., which increased 20% compared to the second quarter of 2005. Canadian sales were slowed by the normal seasonal decline in drilling activity associated with the spring thaw, but increased 22% compared to last year’s second quarter. These sales volume increases were due to continued strong demand caused by increased natural gas drilling activity in the U.S. and Canada, combined with increased market share in certain geographic markets and improved product availability made possible by the Company’s new Toomsboro, Georgia manufacturing facility, which began production at the beginning of this year. Overseas sales volume declined 21 percent compared to last year’s second quarter principally due to decreased sales volume in Russia. While proppant sales in Russia reached their highest level since last year’s third quarter, activity in the region remains slow due to an increase in freight costs and tariffs on imported products. The Company is addressing this situation through the construction of a manufacturing facility in Kopeysk, Russia. Excluding results in Russia, sales volume in overseas export markets was down 4% from the previous year with strong activity in China, West Africa and North Africa offset by a decline in sales in the Middle East.
The average selling price of proppant in the second quarter of 2006 was $0.322 per pound, an increase of 7% compared to the second quarter of 2005 average selling price of $0.300 per pound. The higher average selling price was because of increases in list prices that went into effect in June 2005 and November 2005. The impact of these increases was partially offset by a shift in the mix of products produced and sold toward the Company’s lower-priced lightweight proppant.
Fracture and Reservoir Diagnostics segment revenues of $7.8 million for the quarter ended June 30, 2006 exceeded revenues of $6.7 million for the same period in 2005 by 16%. The increase was primarily due to continued growth in the fracture mapping and reservoir diagnostics businesses, attributable to increased hydraulic fracturing activity in North America, and a price increase instituted in January 2006.
Gross Profit. Consolidated gross profit for the second quarter of 2006 was $27.4 million, or 37% of revenues, compared to $25.6 million, or 40% of revenues, for the second quarter of 2005. Gross profit increased by 7% compared to last year’s second quarter as a result of increased revenues in both the Proppant and Fracture and Reservoir Diagnostics segments. The decline in gross profit as a percentage of revenues was primarily due to a decrease in the margin on proppant sales, which was partially offset by an improvement in the margin for fracture and reservoir diagnostics.
Proppant segment gross profit of $24.3 million for the second quarter of 2006 increased 4% compared to gross profit of $23.2 million for the second quarter of 2005 as a result of increased sales volume. Gross profit as a percentage of revenues declined to 37% in the second quarter of 2006 from 41% in the second quarter of 2005 primarily as a result of higher prices paid for natural gas and raw materials used to manufacture proppant. The Company’s spending for natural gas delivered to its U.S. manufacturing facilities during the quarter increased by 49% compared to the second quarter of 2005.
Fracture and Reservoir Diagnostics segment gross profit for the second quarter of 2006 was $3.1 million, or 40% of revenues, compared to $2.4 million, or 35% of revenues, for the second quarter of 2005. The increase in gross profit margin was primarily due to a price increase instituted in January 2006 and increased utilization of staff and equipment.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses and other operating expenses were $8.8 million and $0.1 million, respectively, for the second quarter of 2006 compared to $6.8 million and $0.3 million, respectively, for the corresponding period in 2005. As a percentage of revenues, SG&A expenses were 12.0% for the quarter ended June 30, 2006 compared to 10.6% for the quarter ended June 30, 2005.
Proppant segment SG&A expenses totaled $6.2 million for the second quarter of 2006 compared to $4.9 million for the corresponding period in 2005. SG&A expenses increased mostly due to higher administrative expenses and professional fees associated with the Company’s growth, increased marketing activity and increased stock compensation expense. As a percentage of revenues, proppant segment SG&A expenses increased from 8.6% to 9.5% due primarily to accelerated expense recognition for restricted stock awarded in the second quarter of 2006 to directors of the Company. Under the Company’s restricted stock plan, the vesting of shares is accelerated (i.e., transfer and forfeiture restrictions are lifted immediately) when an individual reaches retirement age. As four directors were above normal retirement age (as defined in Company’s restricted stock plan) at the time of the grant, the expense for these grants was recognized immediately upon issuance. Other operating expenses of $0.1 million in 2006 consisted of final startup costs for the Toomsboro facility and startup costs for proppant resin-coating equipment at the Company’s China facility, while other operating expenses of $0.3 in 2005 consisted of startup costs for the Toomsboro plant and the write-off of equipment removed from service at the New Iberia facility.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $2.6 million for the second quarter of 2006 and $1.9 million for the corresponding period in 2005. The increase was primarily due to increased research and development spending and greater marketing and administrative expenses necessary to support higher sales activity.
Income Tax Expense. Consolidated income tax expense was $6.5 million for the quarter ended June 30, 2006 and $7.0 million for quarter ended June 30, 2005. Income tax expense decreased $0.5 million due to a reduction of net deferred income tax liabilities resulting from changes in state taxes, primarily related to a tax law change in Texas that will reduce the Company’s future tax liability in that state. Accordingly, the effective tax rate declined to 33.6% for the second quarter of 2006 compared to 36.3% for the same period a year ago. The effective tax rate for the remainder of 2006 is expected to be approximately 36.0%.
Six Months Ended June 30, 2006
Revenues. Consolidated revenues of $147.8 million for the six months ended June 30, 2006 exceeded revenues of $125.0 million for the same period in 2005 by 18%. The improvement in revenues was largely due to a 12% increase in the average selling price of ceramic proppant.

Proppant segment revenues of $132.7 million for the six months ended June 30, 2006 exceeded revenues of $112.3 million for the same period in 2005 by 18%. The growth was driven primarily by a 12% increase in the average selling price of proppant along with a 5% increase in sales volume. Worldwide proppant sales totaled a mid-year record 413 million pounds in the first half of 2006 compared to 392 million pounds in the first half of 2005. A year over year increase in the natural gas rig count in North America created additional demand for the Company’s proppant products, and the augmented production capacity provided by the new Toomsboro facility enabled the Company to capitalize on that demand and increase year over year sales volume in the U.S. and Canada by 20% and 9%, respectively. Overseas sales volume declined 26% primarily due to a decrease in Russia, where the Company’s sales have been adversely impacted by an increase in freight costs and tariffs on imported products. Excluding Russia, overseas sales increased 12% over the first half of 2005. The average selling price per pound of ceramic proppant for the first half of 2006 was $0.321 versus $0.287 for the first half of 2005. The higher average selling price was because of increases in list prices that went into effect in June 2005 and November 2005.
Fracture and Reservoir Diagnostics segment revenues of $15.1 million for the six months ended June 30, 2006 exceeded revenues of $12.7 million for the same period in 2005 by 19%. The growth was driven primarily by an increase in demand for fracture mapping in North America and growth in the reservoir diagnostics business, and a price increase instituted in January 2006.
Gross Profit. Consolidated gross profit for the six months ended June 30, 2006 was $54.8 million, or 37% of revenues, compared to $50.5 million, or 40% of revenues, for the same period in 2005. The 9% increase in gross profit was the result of year over year improvements in both the Proppant segment and Fracture and Reservoir Diagnostics segment, while the decline in gross profit as a percentage of revenues was primarily due to a decrease in the margin on proppant sales.
Proppant segment gross profit for the six months ended June 30, 2006 was $48.6 million, or 37% of revenues, compared to $46.0 million, or 41% of revenues, for the same period in 2005. Gross profit increased 6% due to increased sales volume but decreased as a percentage of revenues because sales price increases did not fully offset higher costs for natural gas and raw materials.
Fracture and Reservoir Diagnostics segment gross profit for the six months ended June 30, 2006 was $6.2 million, or 41% of revenues, compared to $4.5 million, or 36% of revenues, for the same period in 2005. The increase in gross profit margin was primarily due to a price increase instituted in January 2006 and increased utilization of staff and equipment.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses and other operating expenses were $16.3 million and $0.4 million, respectively, for the six months ended June 30, 2006 compared to $13.8 million and $0.3 million, respectively, for the six months ended June 30, 2005. As a percentage of revenues, SG&A expenses remained unchanged at 11.0% for the first half of 2006 compared to the same period in 2005.
Proppant segment SG&A expenses totaled $11.5 million for the six months ended June 30, 2005 compared to $10.2 million for the six months ended June 30, 2005. SG&A expenses increased mostly because of higher administrative expenses and professional fees associated with the Company’s growth, expenses related to the search for a new president, increased marketing activity, and increased stock compensation expense on restricted stock awards to the Company’s directors. As a percentage of revenues, SG&A expenses dropped slightly to 8.6% in 2006 from 9.1% in 2005. Other operating expenses of $0.4 million in 2006 and $0.3 million in 2005 consisted mostly of start-up costs associated with the new manufacturing facility in Toomsboro, Georgia that began production in January 2006.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $4.8 million for the six months ended June 30, 2006 compared to $3.6 million for the six months ended June 30, 2005. The increase was primarily due to greater marketing and administrative expenses necessary to support higher revenues and increased spending on technology development.
Income Tax Expense. Consolidated income tax expense was $13.8 million for the six months ended June 30, 2006 and $13.5 million for the six months ended June 30, 2005. Income tax expense increased with the increase in taxable income but was partially offset by a $0.5 million reduction of net deferred income tax liabilities resulting from changes in state taxes, primarily related to a tax law change in Texas which will reduce the Company’s future tax liability in that state. Accordingly, the effective tax rate was 34.9% for the first half of 2006 compared to 36.2% for the first half of 2005. The effective tax rate for the remainder of 2006 is expected to be approximately 36.0%.
Liquidity and Capital Resources
At June 30, 2006, the Company had cash and cash equivalents of $15.6 million and short-term investments of $41.2 million compared to cash and cash equivalents of $19.7 million and short-term investments of $42.0 million at December 31, 2005. The Company generated $35.9 million cash from operations, of which $11.4 million originated from the deferral of income tax payments resulting from the extension of tax payment deadlines to August 28, 2006 for those tax payers affected by Hurricane Katrina. The Company also received $0.5 million proceeds from employee exercises of stock options, retained $0.3 million cash from excess tax benefits relating to stock-based compensation to employees and received $0.8 million for net purchases and maturities of short-term investments. Uses of cash included $36.8 million of capital spending and $4.8 million of cash dividends. Major capital spending included $14.5 million on a new proppant manufacturing facility in Kopeysk, Russia, which is expected to be completed in the fourth quarter of 2006 at an estimated total cost of $42 million, $6.9 million on a new proppant manufacturing facility in Toomsboro, Georgia, which was completed slightly below planned expenditure of $62 million and began operating in the first quarter of 2006, and $6.8 million to add a second production line at the Toomsboro facility, which is expected to be completed in the third quarter of 2007 and to add 250 million pounds of capacity to that facility at an estimated total cost of $54 million.
The Company believes that the relatively high prices for oil and natural gas in the futures market will continue to spur drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong. Production from the new Toomsboro facility during the second quarter of 2006 was slightly below 75% of total expected capacity but is still expected to reach 100% of the total expected capacity of 250 million pounds per year by the end of this year. The Company has twelve production lines located at its five manufacturing locations worldwide and will adjust production to meet demand as necessary in future periods.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On April 18, 2006, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to shareholders of the Company’s Common Stock on April 28, 2006. The Company has total projected capital expenditures of approximately $40 million for the remainder of 2006, including spending to complete its manufacturing facility in Kopeysk, Russia, to expand its Toomsboro, Georgia manufacturing facility, to expand its distribution facilities and to acquire or construct additional fracture mapping tools.
The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2006, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2006.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:
•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	changes in demand for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls,

•	weather-related risks and other risks and uncertainties.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2006. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of June 30, 2006, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.
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
As of the end of the quarter ended June 30, 2006, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three month period ended June 30, 2006, the Company credited 579 aggregate shares of Common Stock to bookkeeping accounts for three non-employee directors under the CARBO Ceramics Inc. Director Deferred Fee Plan as a result of such directors’ prior fee deferral elections. The fees so deferred were denominated in a number of shares of the Company’s Common Stock determined by reference to the closing price of a share of Common Stock on the New York Stock Exchange on the day that the fees otherwise would have been paid. Shares of Common Stock equal to the number of shares credited to a non-employee director’s account will be issued to the director on the later of (a) a date certain selected by the director on the date of his or her first fee deferral election or (b) the first date on which he or she ceases to be a director. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a. The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 18, 2006.
b. The following matters were submitted to a vote at the meeting:
(1) The election of the following nominees as directors of Carbo Ceramics Inc. Votes representing 21,765,257 share of common stock were cast. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	21,506,226	259,031
Chad C. Deaton	21,117,080	648,177
H. E. Lentz, Jr.	21,490,803	274,454
William C. Morris	21,342,132	423,125
John J. Murphy	21,506,151	259,106
Jesse P. Orsini	21,582,517	182,740
Robert S. Rubin	21,500,108	265,149
(2) The approval of certain amendments to the CARBO Ceramics Inc. 2004 Long-Term Incentive Plan primarily to permit non-employee Directors to receive grants under such Plan and to provide for an acceleration of vesting upon retirement (as more fully described on Page 19 of the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 17, 2006). Votes representing 19,591,107 share of common stock were cast. Results of the vote were as follows: 18,758,297 for, 433,169 against, and 399,641 abstained.
(3) The ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of CARBO Ceramics Inc. for the year 2005. Votes representing 21,765,257 share of common stock were cast. Results of the vote were as follows: 21,503,137 for, 258,550 against, and 3,570 abstained.

ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
10.1 Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Annex A of CARBO Ceramics Inc.’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 20, 2006).
10.2 Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of CARBO Ceramics Inc.’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on April 24, 2006).
10.3 Form of Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of CARBO Ceramics Inc.’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on April 24, 2006).
31.1 Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.
31.2 Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: August 1, 2006

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.1	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Annex A of CARBO Ceramics Inc.’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on March 20, 2006).

10.2	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of CARBO Ceramics Inc.’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on April 24, 2006).

10.3	Form of Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of CARBO Ceramics Inc.’s Current Report on Form 8-K , filed with the Securities and Exchange Commission on April 24, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.