Form 10-Q
period 2006-09-30
CARBO CERAMICS INC
filed 2006-10-27
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of October 23, 2006, 24,391,102 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,511	$19,695
Short-term investments	21,690	41,975
Trade accounts receivable, net	62,664	53,918
Inventories:
Finished goods	28,078	17,981
Raw materials and supplies	8,605	8,490

Total inventories	36,683	26,471
Prepaid expenses and other current assets	3,125	2,433
Deferred income taxes	4,472	3,795

Total current assets	143,145	148,287
Property, plant and equipment:
Land and land improvements	2,812	2,812
Land-use and mineral rights	6,089	5,271
Buildings	26,935	15,051
Machinery and equipment	211,125	154,785
Construction in progress	54,313	72,074

Total	301,274	249,993
Less accumulated depreciation	84,061	70,493

Net property, plant and equipment	217,213	179,500
Goodwill	21,840	21,840
Intangible and other assets, net	7,096	6,169

Total assets	$389,294	$355,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,460	$11,277
Accrued payroll and benefits	6,506	6,941
Accrued freight	2,151	1,356
Accrued utilities	3,071	3,389
Accrued income taxes	7,765	9,998
Retainage related to construction in progress	158	337
Other accrued expenses	5,451	3,011

Total current liabilities	31,562	36,309
Deferred income taxes	27,764	26,121
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,391,102 and 24,286,388 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	244	243
Additional paid-in capital	104,274	102,536
Unearned stock compensation	—	(2,135)
Retained earnings	223,704	192,196
Accumulated other comprehensive income	1,746	526

Total shareholders’ equity	329,968	293,366

Total liabilities and shareholders’ equity	$389,294	$355,796

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$77,410	$64,104	$225,173	$189,106
Cost of sales	48,545	39,155	141,552	113,704

Gross profit	28,865	24,949	83,621	75,402
Selling, general and administrative expenses	8,408	6,491	24,674	20,317
Start-up costs	28	219	449	473
Loss on disposal of assets	—	—	—	95

Operating profit	20,429	18,239	58,498	54,517
Other income (expense):
Net interest income	394	430	1,318	1,340
Earnings in equity-method investee	21	21	51	116
Other, net	232	(119)	889	(127)

	647	332	2,258	1,329

Income before income taxes	21,076	18,571	60,756	55,846
Income taxes	7,624	6,119	21,458	19,623

Net income	$13,452	$12,452	$39,298	$36,223

Earnings per share:
Basic	$0.55	$0.52	$1.62	$1.51

Diluted	$0.55	$0.51	$1.61	$1.50

Other information:
Dividends declared per common share	$0.12	$0.10	$0.32	$0.26

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating activities
Net income	$39,298	$36,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,558	9,467
Amortization	584	499
Provision for doubtful accounts	490	506
Deferred income taxes	966	2,148
Excess tax benefits from stock-based compensation	(400)	—
Loss on disposal of assets	—	95
Foreign currency transaction (gain) loss	(826)	100
Stock compensation expense	2,257	681
Earnings in equity-method investee	(51)	(116)
Changes in operating assets and liabilities:
Trade accounts receivable	(8,980)	(12,773)
Inventories	(10,097)	(1,244)
Prepaid expenses and other current assets	(650)	(1,440)
Other long-term assets	108	(1,233)
Accounts payable	(4,856)	(1,468)
Accrued payroll and benefits	(441)	85
Accrued freight	792	267
Accrued utilities	(320)	23
Accrued income taxes	(1,639)	1,101
Other accrued expenses	2,442	93

Net cash provided by operating activities	32,235	33,014

Investing activities
Capital expenditures, net	(51,292)	(44,873)
Investment in equity-method investee	—	(611)
Purchases of short-term investments	(26,765)	(77,425)
Proceeds from maturities of short-term investments	47,050	78,000

Net cash used in investing activities	(31,007)	(44,909)

Financing activities
Proceeds from exercise of stock options	1,022	1,779
Dividends paid	(7,790)	(6,348)
Excess tax benefits from stock-based compensation	400	—

Net cash used in financing activities	(6,368)	(4,569)

Net decrease in cash and cash equivalents	(5,140)	(16,464)
Effect of exchange rate changes on cash	(44)	(50)
Cash and cash equivalents at beginning of period	19,695	33,990

Cash and cash equivalents at end of period	$14,511	$17,476

Supplemental cash flow information
Interest paid	$—	$9

Income taxes paid	$22,132	$16,361

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
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$13,452	$12,452	$39,298	$36,223
Denominator:
Denominator for basic earnings per share — Weighted-average shares	24,294,421	24,013,691	24,270,965	23,979,355
Effect of dilutive securities:
Employee stock options	88,742	188,965	106,609	183,612
Nonvested stock awards	19,827	2,425	18,568	7,400

Dilutive potential common shares	108,569	191,390	125,177	191,012

Denominator for diluted earnings per share — Adjusted weighted-average shares	24,402,990	24,205,081	24,396,142	24,170,367

Basic earnings per share	$0.55	$0.52	$1.62	$1.51

Diluted earnings per share	$0.55	$0.51	$1.61	$1.50

     During the nine months ended September 30, 2006, employees exercised stock options to acquire 49,736 common shares at a weighted-average exercise price of $20.55 per share and restrictions lapsed on 27,311 nonvested shares. The Company recognized a related income tax benefit, of which $595 was credited directly to additional paid-in capital within shareholders’ equity.
     During the nine months ended September 30, 2005, employees exercised stock options to acquire 79,739 common shares at a weighted-average exercise price of $22.32 per share and restrictions lapsed on 9,021 nonvested shares. The Company recognized a related income tax benefit, of which $987 was credited directly to additional paid-in capital within shareholders’ equity.

3. Stock-Based Compensation
     The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest when the individual reaches age 62. The stock option plans provide for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the stock option plans, the Company may grant options for up to 2,175,000 shares. The exercise price of each option generally is equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. As of September 30, 2006, 252,357 shares were available for issuance under the restricted stock plan and 52,650 shares were available for issuance under the stock option plans.
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
     Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Pro forma disclosure is no longer an alternative. The Company elected to adopt SFAS 123(R) using the modified prospective transition method, under which compensation expense includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 used in the Company’s pro forma disclosures adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as permitted under the modified prospective approach; therefore pro forma disclosures will continue to be provided for periods prior to January 1, 2006.
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
     As a result of adopting SFAS 123(R), the Company’s income before income taxes for the three and nine months ended September 30, 2006 was lower by $25 and $231, respectively, than it would have been if the Company had continued to account for stock-based compensation under APB 25. Net income for the three and nine months ended September 30, 2006 was lower by $16 and $146, respectively. Basic and diluted earnings per share were unchanged by the adoption of SFAS 123(R) for the three months ended September 30, 2006 but were each lower by $0.01 per share for the nine months ended September 30, 2006. Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized in the income statement (excess tax benefits) to be classified as financing cash flows. The $400 excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Under SFAS 123(R), the Company’s unearned stock compensation balance of $2,135 included in shareholders’ equity at December 31, 2005 was reclassified to additional paid-in capital during the quarter ended March 31, 2006.
     The following table illustrates the pro forma effect on prior year net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based employee compensation during those periods:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$12,452	$36,223
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	144	429
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(259)	(964)

Pro forma net income	$12,337	$35,688

Earnings per share:
Basic — as reported	$0.52	$1.51

Basic — pro forma	$0.51	$1.49

Diluted — as reported	$0.51	$1.50

Diluted — pro forma	$0.51	$1.48

     A summary of stock option activity and related information for the nine months ended September 30, 2006 is presented below:

		Weighted-Average	Aggregate Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2006	291,248	$22.16
Granted	—
Exercised	(49,736)	$20.55
Forfeited	—

Outstanding at September 30, 2006	241,512	$22.49	$3,270

Exercisable at September 30, 2006	209,883	$21.24	$3,104

     As of September 30, 2006, there was $243 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at September 30, 2006 is 5.3 years. There have been no stock options granted since 2004.
     A summary of restricted stock activity and related information for the nine months ended September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	58,634	$47.03
Granted	57,510	$57.52
Vested	(27,311)	$50.05
Forfeited	(2,522)	$50.26

Nonvested at September 30, 2006	86,311	$52.97

     As of September 30, 2006, there was $3,108 of total unrecognized compensation cost related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

4. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An intersegment note receivable totaling $16,608 at September 30, 2006 and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended September 30, 2006
Revenues from external customers	$69,290	$8,120	$77,410
Income before income taxes	19,949	1,127	21,076
Three Months Ended September 30, 2005
Revenues from external customers	$57,357	$6,747	$64,104
Income before income taxes	17,685	886	18,571
Nine Months Ended September 30, 2006
Revenues from external customers	$201,960	$23,213	$225,173
Income before income taxes	58,400	2,356	60,756
Segment assets as of September 30, 2006	350,948	33,114	384,062
Nine Months Ended September 30, 2005
Revenues from external customers	$169,650	$19,456	$189,106
Income before income taxes	54,107	1,739	55,846
5. Dividends Paid
     On July 18, 2006, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on July 31, 2006. The dividend was paid on August 15, 2006.
6. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments by and distributions to owners, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$13,452	$12,452	$39,298	$36,223
Foreign currency translation adjustment	397	543	1,220	517

Comprehensive income	$13,849	$12,995	$40,518	$36,740

7. New Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is evaluating FIN 48 and has not yet determined the impact of adoption.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating SFAS 157 and has not yet determined the impact of adoption.

8. Legal Proceedings
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
Results of Operations
Three Months Ended September 30, 2006
Revenues. Consolidated revenues of $77.4 million for the quarter ended September 30, 2006 set a new quarterly record and represented a 21% increase compared to $64.1 million in revenues for the quarter ended September 30, 2005. The improvement was due to increases of 21% and 20%, respectively, in Proppant segment revenues and Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $69.3 million for the quarter ended September 30, 2006 surpassed revenues of $57.4 million for the same period in 2005 by 21% as the result of a 16% increase in proppant sales volume and a 4% increase in the average selling price of proppant. Worldwide proppant sales totaled 221 million pounds for the quarter compared to 191 million pounds for the third quarter of 2005. North American proppant sales volume increased 21% compared to the same period last year, driven by continued strength in the U.S. market and an increase in Canadian sales volume despite no change in the Canadian rig count versus last year’s third quarter. Overseas sales volume declined 15% compared to last year’s third quarter due principally to decreased sales volume in Russia. Excluding results in Russia, sales volume in overseas markets increased 10% from the previous year with the strongest activity in China and North Africa. The average selling price of the Company’s ceramic proppant in the third quarter of 2006 was $0.314 per pound, an increase of 4% compared to the third quarter of 2005 average selling price of $0.301 per pound. The higher average selling price was the result of an increase in list prices implemented in November 2005.
Fracture and Reservoir Diagnostics segment revenues of $8.1 million for the quarter ended September 30, 2006 exceeded revenues of $6.7 million for the same period in 2005 by 20% and established a new quarterly record. The increase was primarily due to continued growth in the fracture mapping and reservoir diagnostics businesses, attributable to increased hydraulic fracturing activity in North America, increased use of fracture mapping technology and a price increase instituted in January 2006.
Gross Profit. Consolidated gross profit for the third quarter of 2006 was $28.9 million, or 37% of revenues, compared to $24.9 million, or 39% of revenues, for the third quarter of 2005. Gross profit increased by 16% compared to last year’s third quarter as a result of increased revenues in both of the Company’s business segments, but declined as a percentage of revenues primarily due to a decrease in the margin on proppant sales.

Proppant segment gross profit was $25.3 million for the third quarter of 2006 compared to $22.2 million for the third quarter of 2005. The 14% increase in gross profit resulted from increased sales volume and an increase in the average selling price compared to the previous year’s third quarter. Gross profit as a percentage of revenues was 37% in the third quarter of 2006, down from 39% in last year’s third quarter because sales price increases did not fully offset increases in manufacturing costs, primarily due to higher prices paid for natural gas and raw materials used to manufacture proppant. The Company’s spending for natural gas delivered to its U.S. manufacturing facilities during the quarter increased 26% compared to the third quarter of 2005. Third quarter 2006 gross profit margin was also impacted by the effect of reduced production output as throughput at the Company’s manufacturing facilities was adjusted to balance the supply of finished goods with the current demand for those products. Manufacturing facilities operated at approximately 89% of capacity in the third quarter of 2006 compared to operating at 100% of capacity during last year’s third quarter.
Fracture and Reservoir Diagnostics segment gross profit for the third quarter of 2006 was $3.6 million, or 44% of revenues, compared to $2.7 million, or 40% of revenues, for the third quarter of 2005. The increase in gross profit margin was primarily due to a price increase instituted in January 2006 and increased utilization of staff and equipment.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses were $8.4 million for the third quarter of 2006 compared to $6.5 million for the corresponding period in 2005. As a percentage of revenues, SG&A expenses increased to 10.9% for the quarter ended September 30, 2006 compared to 10.1% for the quarter ended September 30, 2005 mostly due to increased research and development spending in both business segments.
Proppant segment SG&A expenses totaled $6.0 million for the third quarter of 2006 compared to $4.7 million for the corresponding period in 2005. SG&A expenses increased mostly due to increases in research and development activity, marketing activity in international markets and administrative expenses necessary to support higher sales activity. Other operating expenses of $0.2 million in 2005 were primarily related to start-up activities for the Company’s new manufacturing facility in Toomsboro, Georgia.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $2.4 million for the third quarter of 2006 and $1.8 million for the corresponding period in 2005. The increase was primarily due to increased research and development spending and greater marketing and administrative expenses necessary to support higher sales activity.
Income Tax Expense. Consolidated income tax expense was $7.6 million for the quarter ended September 30, 2006 and $6.1 million for quarter ended September 30, 2005. Of the $1.5 million increase in income tax expense, $0.9 million was due to increased taxable income in the third quarter of 2006 and $0.6 million was due to a reduction of estimated state income tax in the third quarter of 2005 resulting from preparation of the 2004 income tax returns.
Nine Months Ended September 30, 2006
Revenues. Consolidated revenues of $225.2 million for the nine months ended September 30, 2006 exceeded revenues of $189.1 million for the same period in 2005 by 19%. The improvement in revenues was due to 19% increases in both of the Company’s business segments.
Proppant segment revenues of $202.0 million for the nine months ended September 30, 2006 exceeded revenues of $169.6 million for the nine months ended September 30, 2005 by 19%. The growth was driven primarily by a 9% increase in sales volume along with a 9% increase in the average selling price of proppant. Worldwide proppant sales totaled a nine-month record 634 million pounds in the first nine months of 2006 compared to 582 million pounds for the same period in 2005. The volume of proppant sold in North America increased by 17% compared to the first nine months of 2005 primarily due to an increase in the U.S. natural gas rig count and related fracturing activity and increased utilization of ceramic proppant in Canada. The North American increase was partially offset by a 23% decrease in overseas shipments due to decreased sales volume in Russia. Excluding results in Russia, sales volume in overseas markets increased 11% from the previous year. The average selling price per pound of ceramic proppant for the first nine months of 2006 was $0.319 versus $0.291 for the same period in 2005. The higher average selling price was due to increases in list prices that went into effect in June 2005 and November 2005.

Fracture and Reservoir Diagnostics segment revenues of $23.2 million for the nine months ended September 30, 2006 exceeded revenues of $19.5 million for the same period in 2005 by 19%. The growth was driven primarily by a 16% increase in fracture mapping revenue, which is attributable to increased hydraulic fracturing activity in North America and a price increase instituted in January 2006. An increase in revenue from the nascent reservoir diagnostics business was also a contributing factor.
Gross Profit. Consolidated gross profit for the nine months ended September 30, 2006 was $83.6 million, or 37% of revenues, compared to $75.4 million, or 40% of revenues, for the same period in 2005. The 11% increase in gross profit was the result of year over year improvements in both the Proppant segment and Fracture and Reservoir Diagnostics segment, while the decline in gross profit as a percentage of revenues was primarily due to a decrease in the margin on proppant sales.
Proppant segment gross profit for the nine months ended September 30, 2006 was $73.8 million, or 37% of revenues, compared to $68.2 million, or 40% of revenues, for the same period in 2005. Gross profit increased 8% due to higher sales volume but decreased as a percentage of revenues because sales price increases did not fully offset increases in manufacturing costs, primarily due to higher prices paid for natural gas and raw materials used to manufacture proppant. 2006 gross profit margin was also impacted by the effect of lower production output at the Company’s manufacturing facilities, which operated at approximately 92% of capacity in the first nine months of 2006 compared to operating at 100% of capacity for the same period in 2005.
Fracture and Reservoir Diagnostics segment gross profit for the nine months ended September 30, 2006 was $9.8 million, or 42% of revenues, compared to $7.2 million, or 37% of revenues, for the same period in 2005. The increase in gross profit margin was primarily due to a price increase instituted in January 2006 and increased utilization of staff and equipment.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated SG&A expenses and other operating expenses were $24.7 million and $0.4 million, respectively, for the nine months ended September 30, 2006 compared to $20.3 million and $0.6 million, respectively, for the nine months ended September 30, 2005. As a percentage of revenues, SG&A expenses increased slightly to 11.0% for the first nine months of 2006 compared to 10.7% the same period in 2005.
Proppant segment SG&A expenses totaled $17.5 million for the nine months ended September 30, 2006 compared to $14.9 million for the nine months ended September 30, 2005. SG&A expenses increased mostly because of increased spending for research and development, marketing, and administrative expenses necessary to support higher sales activity and increased stock compensation expense. As a percentage of revenues, SG&A expenses remained relatively unchanged at 8.7% in 2006 compared to 8.8% in 2005. Other operating expenses of $0.4 million in 2006 and $0.6 million in 2005 consisted mostly of start-up costs associated with the new manufacturing facility in Toomsboro, Georgia that began production in January 2006.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $7.2 million for the nine months ended September 30, 2006 compared to $5.4 million for the nine months ended September 30, 2005. The majority of the increase is due to increased spending on technology development to expand the possible markets and applications which can be monitored. The remainder of the increase was due to greater marketing and administrative expenses necessary to support higher revenues
Income Tax Expense. Consolidated income tax expense was $21.5 million for the nine months ended September 30, 2006 and $19.6 million for the nine months ended September 30, 2005. The $1.9 million net increase in income tax expense was primarily attributable to the increase in taxable income. Income tax expense for the first nine months of 2006 was lowered by a $0.5 million reduction of net deferred income tax liabilities resulting from changes in state taxes, primarily related to a tax law change in Texas which will reduce the Company’s future tax liability in that state. Income tax expense for the first nine months of 2005 was lowered by a $0.6 million reduction of estimated state income tax resulting from preparation of the 2004 income tax returns.
Liquidity and Capital Resources
At September 30, 2006, the Company had cash and cash equivalents of $14.5 million and short-term investments of $21.7 million compared to cash and cash equivalents of $19.7 million and short-term investments of $42.0 million at December 31, 2005. The Company generated $32.2 million cash from operations, net of $20.2 million paid in the third quarter of 2006 for income taxes that previously had been deferred under extensions granted to taxpayers affected by Hurricane Katrina. The Company also received $1.0 million proceeds from employee exercises of stock options, retained $0.4 million cash from excess tax benefits relating to stock-based compensation to employees and received $20.3 million for net purchases and maturities of short-term investments. Uses of cash included $51.3 million of capital spending and $7.8 million of cash dividends. Major capital spending included $19.2 million on a new proppant manufacturing facility in Kopeysk, Russia, which is expected to be completed in the fourth quarter of 2006 at an estimated total cost of $42 million, $7.0 million on a new proppant manufacturing facility in Toomsboro, Georgia, which was completed slightly below planned expenditure of $62 million and began operating in the first quarter of 2006, and $12.7 million for a second production line at the Toomsboro facility, which is expected to be completed in the third quarter of 2007 and add 250 million pounds of capacity to that facility at an estimated total cost of $54 million.
The Company believes that the relatively high prices for oil and natural gas in the futures market and the need for increased utilization of technology in the production of oil and gas will continue to spur long-term drilling and fracturing activity worldwide. Consequently, the Company expects demand for its products to remain strong in future years. Recent weakness in near-term natural gas prices in North America suggest that a decline in drilling and fracturing activity could occur in the coming months. While the Company has not seen any decline in the demand for its products as a result of falling natural gas prices, the Company has twelve production lines located at its five manufacturing locations worldwide and will adjust production to meet demand as necessary in future periods.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to shareholders of its Common Stock. On July 18, 2006, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.12 per share to shareholders of the Company’s Common Stock on July 31, 2006. The Company has total projected capital expenditures of $15 million to $20 million for the remainder of 2006, including spending to complete its manufacturing facility in Kopeysk, Russia, to expand its Toomsboro, Georgia manufacturing facility, to expand its distribution facilities and to acquire or construct additional fracture mapping tools.
The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2006, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2006. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of September 30, 2006, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the quarter ended September 30, 2006, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three month period ended September 30, 2006, the Company credited 721 aggregate shares of Common Stock to bookkeeping accounts for three non-employee directors under the CARBO Ceramics Inc. Director Deferred Fee Plan as a result of such directors’ prior fee deferral elections. The fees so deferred were denominated in a number of shares of the Company’s Common Stock determined by reference to the closing price of a share of Common Stock on the New York Stock Exchange on the day that the fees otherwise would have been paid. Shares of Common Stock equal to the number of shares credited to a non-employee director’s account will be issued to the director on the later of (a) a date certain selected by the director on the date of his or her first fee deferral election or (b) the first date on which he or she ceases to be a director. These transactions are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:
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

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: October 27, 2006

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.