Form 10-K
period 2006-12-31
CARBO CERAMICS INC
filed 2007-03-01
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, par value $0.01 per share
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated File  ☑     Accelerated Filer  ☐     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2006 as reported on the New York Stock Exchange, was approximately $834,494,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2007, Registrant had outstanding 24,436,380 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held April 17, 2007, are incorporated by reference in Parts II and III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest producer and supplier of ceramic proppant and the largest provider of fracture and reservoir diagnostic services and fracture simulation software through its subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The Company sells its products and services to operators of oil and gas wells and to oilfield service companies to help increase the production rates and the amount of oil and gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells.

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

Pinnacle provides fracture and reservoir diagnostic services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide. Using proprietary technology and software, Pinnacle can map fractures as they are created, providing well operators with key information regarding the dimensions and orientation of the fracture. This information is vital to optimizing the design of individual fracture treatments in a reservoir and for well placement within a field. The Company currently estimates that less than 3% of wells fractured worldwide utilize fracture diagnostics.

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

The Company manufactures primarily four distinct ceramic proppants. CARBOHSP® and CARBOPROP® are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP® was the original ceramic proppant and was introduced in 1979. The Company continues to manufacture and sell an improved version of this original product. CARBOHSP® has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep gas wells. CARBOPROP®, which was introduced by the Company in 1982, is slightly lower in weight and strength than CARBOHSP® and was developed for use in deep gas wells that do not require the strength of CARBOHSP®.

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

Based on the Company’s internally generated market information the Company estimates that it supplies approximately 36% of the ceramic proppant and 6% of all proppant used worldwide. During the year ended December 31, 2006, the Company generated approximately 66% of its revenues in the U.S. and 34% in international markets.

The services and products offered through the Company’s fracture and reservoir diagnostics operating segment consist primarily of fracture mapping services that utilize proprietary technology and software to determine the geometry of hydraulic fractures. Operators of oil and gas wells use this information to improve fracture design and to determine optimal well placement within a reservoir. The optimization of fracture design and well placement can be instrumental in increasing the amount of oil or gas that is produced from a reservoir and can reduce overall reservoir development costs. The Company’s fracture and reservoir diagnostics operating segment also provides services to monitor the long-term flow of fluids through a reservoir; fracture engineering and design services as well as developing and selling the most widely used software system to aid in the design of hydraulic fractures.

Competition

In the Proppant segment, the Company’s largest worldwide competitor is Saint-Gobain Proppants (“Saint-Gobain”), formerly Norton Proppants. Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of high-strength and intermediate strength ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and has announced plans to construct a manufacturing facility in South America. Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures bauxite-based products similar to the Company’s CARBOHSP® and CARBOPROP® products, and markets those products primarily in the United States. Curimbaba introduced its intermediate strength ceramic proppant in the United States upon the expiration of the intermediate strength proppant patent held by the Company in November 2006.

There are two manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. While the Company has limited information about Borovichi and FORES, the Company believes that each of these companies currently manufactures primarily intermediate strength ceramic proppants and markets their products within Russia. The Company also believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. The two largest of these are Yixing Orient Petroleum Proppant Company, Ltd. and GuiZhou LinHai New Material Company, Ltd. Each of these companies produces intermediate strength ceramic proppants that are marketed primarily in China.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and Borovichi. The Company’s CARBOLITE® and CARBOECONOPROP® products compete primarily with ceramic proppant produced by Saint-Gobain and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Hexion Specialty Chemicals, Inc. (formerly Borden Chemical, Inc. Oilfield Products Group) and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Since 1993, the Company has consistently expanded its manufacturing capacity and plans to continue its strategy of adding capacity to meet anticipated future increases in sales demand. By the end of 2007, the Company will have expanded its proppant manufacturing capacity by 80% in a two-year period.

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. The Company is actively involved in the development of alternative products for use as proppant in the hydraulic fracturing process and is aware of others engaged in similar development activities. The Company believes that while there are potential specialty applications for these products, they will not significantly impact the use of ceramic proppants. The Company believes that the main barriers to entry into the ceramic proppant industry are the patent rights held by the Company and certain of its current competitors along with the “know-how” and trade secrets necessary to efficiently manufacture a product of consistently high quality.

In 1993, Pinnacle was the first company to offer a successful commercial fracture diagnostic service utilizing tiltmeters to directly measure movements in the surface of the earth that occur when a fracture is created. Pinnacle has continued to improve the technology to map fractures and currently utilizes these near surface tiltmeters as well as tiltmeters and microseismic tools that are deployed downhole in either the well that is being fractured or a nearby observation well. A number of oilfield service companies are attempting to develop competing fracture mapping services.

A customer’s decision to use fracture mapping services is based on the customer’s understanding of the economic benefits derived from knowing the dimensions and orientation of the fracture. The Company believes that currently less than 3% of all wells that are hydraulically fractured utilize fracture mapping services and, as such, there is a significant opportunity for growth in this business. The Company believes that the primary factors that influence a customer’s decision to utilize the Company’s services are the cost/benefit ratio of applying mapping technologies, the variety of technologies that can be deployed in measuring the fracture and the Company’s expertise in interpreting the data gathered.

Customers and Marketing

The Company’s largest customers for ceramic proppant are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, the three largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 70% and 65% of the Company’s 2006 and 2005 revenues, respectively. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with both product quality and delivery performance. The Company sells its fracture and reservoir diagnostic services directly to owners and/or operators of oil and gas wells.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company markets its products both to oilfield service companies and to owners and operators of natural gas and oil wells. The Company markets its fracture and reservoir diagnostic services directly to owners and/or operators of oil and gas wells. While the Company has historically marketed its products and services through separate marketing channels, the Company believes that both of its operating segments can benefit from a combined marketing approach that offers its customers product and service solutions for specific reservoirs. The Company has taken steps to facilitate this combined marketing approach including appointing a single corporate officer over the marketing activities of both operating segments and constructing a new building to house the sales personnel of both operating segments. The Company plans to increase the size of its technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture and reservoir diagnostic services.

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

The Company’s international marketing efforts in 2006 were conducted through its sales offices in Aberdeen, Scotland, and Moscow, Russia, through commissioned sales agents located in South America, China and Australia, and through a distributor in Saudi Arabia.

The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 34%, 40% and 47% of the Company’s sales for 2006, 2005 and 2004, respectively. The decreases in international sales in 2006 and 2005 were primarily attributable to decreased demand for the Company’s products in Russia. The primary reason for the sales decline in Russia was an increase in the availability of locally produced proppant, the pricing of which excludes the customs duties, tariffs and transportation expenses associated with imported products. The Company is addressing this situation through the construction of a manufacturing facility in Kopeysk, Russia. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2006	2005	2004
	($ in millions)

Location
United States	$205.0	$152.6	$118.7
International	107.1	100.1	104.4

Total	$312.1	$252.7	$223.1

Distribution

The Company maintains finished goods inventories at its plants in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; and Luoyang, China; and at 13 remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Shreveport, Louisiana; Williston, North Dakota; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Jebel Ali, United Arab Emirates; Adelaide, Australia; Tianjin, China; Surgut, Russia; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities as well as rail yards for direct transloading from rail car to tank trucks. The Company owns the facilities in San Antonio, Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 590 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

Raw Materials

Ceramic proppant is made from alumina-bearing ores (commonly referred to as clay, bauxite, bauxitic clay or kaolin, depending on the alumina content) that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main known deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable known deposits are located in Australia, Brazil, China, Gabon, India, Jamaica, Russia and Surinam.

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses imported bauxite, and typically purchases its annual requirements at the seller’s current prices. The Company has historically purchased bauxite from a single supplier in Australia. However, this supplier has informed the Company that it intends to exit this business at the end of 2007. The Company is actively evaluating alternative suppliers and expects to have an agreement in place to purchase future bauxite requirements by mid-year 2007.

The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE® and CARBOECONOPROP®. The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 70% of the Eufaula facility’s annual kaolin requirements through 2010.

The Company’s two production facilities in Wilkinson County, Georgia, use locally mined uncalcined kaolin for the production of CARBOECONOPROP®. During 2002 and 2003, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia, which contains approximately 12 million tons of raw material suitable for production of CARBOLITE® and CARBOECONOPROP®. At 2007 planned production rates the acquired raw material would supply the needs of the two Georgia facilities for a period of approximately 30 years. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility’s annual kaolin requirement.

The Company’s production facility in Luoyang, China, uses kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Each of these materials is purchased under long-term contracts that stipulate fixed prices subject to periodic adjustment. Under the terms of the agreement covering the purchase of bauxite, the Company has an obligation to purchase, in total, a minimum of 10,000 metric tons of bauxite per year or 100% of its annual requirements for bauxite if it purchases less than 10,000 metric tons per year. Under the terms of the agreement covering the purchase of kaolin, the Company has an obligation to purchase a minimum of 80% of its annual requirement for kaolin from a single supplier.

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

Patent Protection and Intellectual Property

The Company makes ceramic proppant and ceramic media used in foundry and scouring processes (the later two items comprising a minimal volume of overall sales) by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

The Company owns four U.S. patents, two Russian patents, and one Argentinean patent. One of the Company’s U.S. patents relates to the CARBOLITE® and CARBOECONOPROP® products and will expire in 2009. Another of the Company’s U.S. patents relates to the ULTRALITE® product, a low-apparent specific gravity ceramic proppant, and will expire in 2022. Another of the Company’s U.S. patents relates to TiO2 scouring media, a titanium-based media used in scouring processes, and will expire in 2023. The Company’s Russian patents relate to lightweight and intermediate strength proppants that it intends to produce in its Russian manufacturing facility. The Company’s Argentinean patent relates to the CARBOPROP® product and will expire in 2008.

The Company owns seven U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions), as well as one Russian patent application (together with a counterpart application pending in a foreign jurisdiction) that cover ceramic proppant and processes for making ceramic proppant. The Company also owns two U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that cover scouring and grinding media, and processes for their preparation. The Company also owns two U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that cover ceramic foundry media, and processes for making ceramic foundry media. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company is currently, as described below under “Item 3. Legal Proceedings,” and may from time to time in the future be, involved in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with the Company’s main competitors have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and one of these competitors have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company’s financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely, during the term of such patents, to be able to produce certain of these ceramic proppants without infringing on the patent and/or licensing rights held by the Company, the above-referenced competitor or both. In addition to patent rights, the Company uses a significant amount of trade secrets, or “Know-how,” and other proprietary information and technology in the conduct of its business. None of this “Know-how” and technology is licensed to or from third parties.

Pinnacle provides engineering services to the energy industry, using processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents. Pinnacle owns seven U.S. patents, one of which is co-owned with Halliburton Energy Services, Inc. Some of these U.S. patents are licensed to third parties; however such licenses are not material to Pinnacle’s financial results. Two of these U.S. patents relate to systems and methods for determining the orientation of natural fractures using sensors in observation wells to receive and evaluate signals indicative of microseismic events and movement along the surface of the fractures. One of these patents expires in 2018 and the other expires in 2023. The U.S. patent that is co-owned with Halliburton Energy Services, Inc. relates to methods of fracturing a formation using tiltmeters to detect dimensions of the fracture, and comparing the measured magnitude of the fracture dimension with a predetermined modeled magnitude of the same fracture dimension. This patent expires in 2023. Another of Pinnacle’s U.S. patents, which will expire in 2018, relates to systems for facilitating information retrieval while drilling a well that include fiber optic cables adapted for insertion into a drill string. Another of Pinnacle’s U.S. patents will expire in 2017 and relates to systems for monitoring fracturing that include vertical tilt array and/or linear sensing arrays. Another of Pinnacle’s U.S. patents relates to microseismic event detectors that analyze microseismic waves sensed at receiver stations. This patent expires in 2016. Another of Pinnacle’s U.S. patents will expire in 2021 and relates to a treatment well tiltmeter system that includes one or more tiltmeter assemblies located within an active treatment well.

Pinnacle also owns four U.S. patent applications (together with a number of counterparts pending in foreign jurisdictions) that relate to certain of its proprietary systems and methods for monitoring and analyzing microseismic events and fractures. The patent applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of “Know-how” and other proprietary technology in the conduct of its business, and a substantial portion of this “Know-how” and technology is licensed by Pinnacle from third parties.

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. Prior to 1993, the Company’s production capacity was in excess of its sales requirements. Since that time, the Company has been expanding its capacity in order to meet the generally increasing demand for its products. Between 1993 and 1996, through facility construction and modification, as well as permit revisions, the Company increased the capacity of its Eufaula and New Iberia facilities to a total of 380 million pounds per year collectively. Between mid-1999 and early 2003, the Company constructed and subsequently expanded its manufacturing facility in McIntyre, Georgia, which currently has the capacity to manufacture 275 million pounds per year. The Company’s manufacturing facility in Luoyang, China, was completed in 2002 and expanded in 2004, to its current annual capacity of 100 million pounds.

In early 2006, the Company completed construction of a 250 million pounds per year manufacturing facility in Toomsboro, Georgia at a cost of $61.3 million. This plant efficiently produces high volumes of the Company’s low-cost, lightweight CARBOECONOPROP®, and is designed to accommodate future expansion to a capacity of up to one billion pounds per year through the construction of up to three additional production lines. Construction of the second production line commenced in 2006 and is expected to be complete in the third quarter of 2007. The addition of subsequent lines will be dependent on the expected future demand for the Company’s products.

The Company initiated construction of a manufacturing facility in Kopeysk, Russia, in June 2005. This facility is expected to be completed in the first quarter of 2007 and is designed to have an annual capacity of 100 million pounds when fully operational.

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

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2006	2005	2004
	($ in millions)

Long-lived assets:
United States	$200.0	$173.9	$134.2
International (primarily China and Russia)	58.8	31.6	17.0

Total	$258.8	$205.5	$151.2

Risks associated with the Company’s international operations are described under “Item 1A. Risk Factors — Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.”

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. However, on January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Department of Environmental Protection regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. The NOV calls for performance testing of these emissions and further dialogue with the relevant government agencies. The Company is assessing what impact, financial or otherwise, that might result from the NOV, and does not at this time have an estimate of costs associated with compliance. Other than as potentially related to the NOV, the Company does not anticipate any significant expenditure in order to continue to comply with such laws and regulations.

Employees

At December 31, 2006, the Company had 630 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	the development of alternative stimulation techniques, such as extraction of oil or gas without fracturing;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

During 2006, our largest customers were, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, the three largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 70% of our 2006 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with both product quality and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.

We own four United States patents and one Argentinean patent relating to ceramic proppant. These patents generally cover the manufacture and use of our products. The U.S. patents expire at various times in the years 2006 through 2019, with two key product patents expiring in 2006 and one key patent expiring in 2009. We believe that these patents have been and will continue to be important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld. The entry of additional competitors into the market to supply ceramic proppant following expiration of our U.S. patent rights could have a material adverse effect on our results of operations and financial condition. In November of 2006, the U.S. patent related to the Company’s CARBOPROP® product expired. Given that only a limited period of time has passed since the patent’s expiry, the Company has not yet gathered sufficient data to provide projections on whether the expiry will have a material impact on overall sales. We intend to enforce and have in the past vigorously enforced our patents. We are involved from time to time in litigation to determine the enforceability, scope and validity of our patent rights.

We operate in an increasingly competitive market.

We compete with at least two other principal suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The proppant market is highly competitive and no one supplier is dominant. The expiration of key patents owned by the Company may result in additional competition in the market for ceramic proppant.

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

International revenues accounted for approximately 34%, 40% and 47% of our total revenues in 2006, 2005 and 2004. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency rate fluctuations, convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	potential expropriation of assets by foreign governments; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In particular, we are subject to risks associated with our production facilities in Luoyang, China, and Kopeysk, Russia. The legal systems in both China and Russia are still developing and are subject to change. Accordingly, our operations and orders for products in both countries could be adversely impacted by changes to or interpretation of each country’s law. Further, if manufacturing in either region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

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

The Company maintains its corporate headquarters (approximately 8,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities through 2016, at which time title will be conveyed to the Company. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. In early 2007, the Company completed construction of an office building in Houston, Texas which houses the combined sales teams of the proppant and Pinnacle units as well as certain of Pinnacle’s operations (approximately 32,000 square feet located on 6.1 acres). The Company owns the buildings and production equipment at its facility under construction in Kopeysk, Russia, and leases the land on which the facility is located under the terms of a lease agreement with the local government that extends through 2055. The Company leases space for sales offices in Aberdeen, Scotland and Moscow, Russia.

The New Iberia, Louisiana, facilities are located on 26.7 acres of land owned by the Company, and consist of two production units, a laboratory, two office buildings and a warehouse, totaling approximately 197,000 square feet collectively. The Eufaula, Alabama, facilities are located on 14 acres of land owned by the Company, and consist of one production unit, a laboratory and an office, collectively totaling approximately 113,700 square feet.

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

The facilities in McIntyre, Georgia, are located on approximately 36 acres of land and consist of various production and support buildings, a laboratory building, a warehouse building and an administrative building, collectively totaling approximately 196,100 square feet. The facility in Toomsboro, Georgia, is located on approximately 13 acres of an approximately 786-acre tract of property leased by the Company. The facility consists of various production and support buildings, two laboratory buildings, and an administrative building, collectively totaling approximately 113,900 square feet.

The facility in Luoyang, China, is located on approximately 11 acres and consists of various production and support buildings, a laboratory, and two administrative buildings, collectively totaling approximately 118,000 square feet. The facility under construction in Kopeysk, Russia, is located on approximately 60 acres and will consist of various production and support buildings and an administrative building totaling together approximately 103,000 square feet.

The Company’s customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas; Rock Springs, Wyoming; and Edmonton and Grande Prairie, Alberta, Canada and leases its other distribution facilities.

Between 2002 and 2006, the Company completed the acquisition of approximately 2,100 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia. The land contains approximately 12 million tons of raw material for use in the production of the Company’s lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

Pinnacle maintains leased office space in San Francisco, California (approximately 7,000 square feet); Centennial and Denver, Colorado; Delft, The Netherlands; and Calgary, Alberta, Canada. Pinnacle also owns its field office (approximately 2,800 square feet) in Bakersfield, California.

Item 3.	Legal Proceedings

The Company and China Ceramic Proppants Ltd (“China Ceramic”) are currently involved in litigation in Canadian federal district court to determine if China Ceramic’s distribution of intermediate strength product infringed a patent owned by the Company during the term of that patent. The Company has been awarded a judgment in the validity and infringement phase of the litigation. The Court ruled that the Company’s Canadian patent was valid at the time of infringement and that the defendant infringed said patent. The Company does not believe that this proceeding, or any action for damages that may follow, will have a material effect on its business or its results of operations.

From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Executive Officers of the Registrant

Gary A. Kolstad (age 48) was elected on June 1, 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Immediately prior to joining the Company, Mr. Kolstad served as Vice President, Oilfield Services — U.S. Onshore and Vice President, Global Accounts.

Paul G. Vitek (age 48) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer of the Company since 1988. Mr. Vitek served as Secretary to the Company from 1998 to January of 2006.

Mark L. Edmunds (age 51) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

Christopher A. Wright (age 42) was named Vice President, Business Development in June 2006 and has been a Vice President of the Company since May 2002. Prior to June 2006, Mr. Wright served as President of Pinnacle Technologies, Inc., a provider of fracture diagnostic products and services, and subsidiary of the Company, since its founding in 1992.

M. Kevin Fisher (age 50) was named President of Pinnacle Technologies, Inc. as well as Vice President of the Company, effective June 2006. Mr. Fisher has been employed with Pinnacle since September 2000, most recently as Vice President of Business Development. Prior to joining Pinnacle, Mr. Fisher served Halliburton Energy Services and ProTechnics Division of Core Laboratories in a variety of engineering, technical and management positions.

All officers are elected at the Annual Meeting of the Board of Directors for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company’s directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s Common Stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company’s Common Stock at February 15, 2007, was 15,009.

High and low stock prices and dividends for the last two fiscal years (giving effect to the Company’s three-for-two stock split effective August 19, 2005) were:

	2006			2005
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$67.67	$50.71	$0.10	$50.20	$40.74	$0.08
June 30	65.83	44.37	0.10	52.40	42.40	0.08
September 30	50.20	34.21	0.12	67.99	51.91	0.10
December 31	39.81	32.16	0.12	66.43	51.45	0.10

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

The Company made no purchases of any of its equity securities during the fourth quarter of 2006.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$312,126	$252,673	$223,054	$169,936	$126,308
Cost of sales	196,133	153,941	131,648	103,769	79,425

Gross profit	115,993	98,732	91,406	66,167	46,883
Selling, general and administrative expenses(1)	35,206	28,432	26,008	19,153	16,203

Operating profit	80,787	70,300	65,398	47,014	30,680
Other, net	3,027	1,783	824	73	563

Income before income taxes	83,814	72,083	66,222	47,087	31,243
Income taxes	29,561	25,463	24,549	17,518	11,529

Net income	$54,253	$46,620	$41,673	$29,569	$19,714

Earnings per share
Basic	$2.23	$1.94	$1.75	$1.27	$0.86

Diluted	$2.22	$1.93	$1.73	$1.26	$0.85

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$143,925	$148,287	$146,282	$92,709	$64,867
Current liabilities excluding bank borrowings	34,246	36,309	29,192	16,432	17,940
Bank borrowings-current	—	—	—	—	—
Property, plant and equipment, net	231,748	179,500	125,385	116,664	111,797
Total assets	404,665	355,796	297,517	235,124	199,610
Total shareholders’ equity	342,859	293,366	244,367	200,139	168,585
Cash dividends per share	$0.44	$0.36	$0.29	$0.25	$0.24

(1)	Selling, general and administrative (SG&A) expenses for 2006, 2005, 2004, 2003 and 2002 include costs of start-up activities of $474,000, $1,092,000, none, $80,000, and $1,099,000, respectively. Start-up costs for 2006 and 2005 are related primarily to the new production facility in Toomsboro, Georgia. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the Luoyang, China facility. Start-up costs for 2002 are related to the Luoyang, China facility, including organizational and administrative costs associated with plant construction plus labor, materials and utilities expended to bring installed equipment to operating condition. SG&A expenses in 2002 also include the accrual of a $993,000 reserve related to a legal judgment against the Company. SG&A expenses in 2005, 2004 and 2003 also include losses of $95,000, $1,144,000 and $717,000, respectively, associated with the disposal of certain equipment and impairment of certain Pinnacle software.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company conducts its business within two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. The Company’s principal business, the Proppant segment, consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. Through its Fracture and Reservoir Diagnostics segment, the Company provides fracture mapping and reservoir diagnostic services, sells fracture simulation software and provides engineering services to oil and gas companies worldwide. These services and software are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc.

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

In recent years, the Company has expanded its operations outside the United States. In 2002 the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russia, and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russia and expects that facility to reach completion in the first quarter of 2007. The Company believes international operations will continue to represent an important role in its future growth.

Revenue growth in recent years has been driven largely by increases in ceramic proppant sales volume, but fracture and reservoir diagnostic services are becoming an increasingly important part of revenue growth. Because ceramic proppant are used on less than 20 percent of fractures worldwide, the Company believes there is significant potential for growth in the future. As a result, in recent years, the Company has been adding significant new manufacturing capacity to meet anticipated future demand. The Company began producing product from a new manufacturing facility in Toomsboro, Georgia in January 2006 and during the year that plant demonstrated the ability to operate at design capacity of 250 million pounds per year. Construction of a second production line at the Toomsboro facility is underway and is expected to be completed in the third quarter of 2007. The second line will add an additional 250 million pounds of annual capacity. The manufacturing facility in Russia that is expected to be completed during the first quarter of 2007 is designed to have initial production capacity of 100 million pounds per year. By the end of 2007, the Company expects to have expanded its proppant manufacturing capacity by approximately 80% over a two-year period. Because the Company’s ceramic proppants compete in part against lower-cost alternatives, the Company expects its future revenue growth to be derived from increasing sales volume more so than from an increase in the selling price of ceramic proppant.

Operating profit margin for the Company’s proppant business is principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, natural gas, which is used in production by the Company’s domestic manufacturing facilities, has varied from approximately 22% to 40% of total monthly direct production expense over the last three years due to price volatility of this fuel source. During 2005, market prices of natural gas increased sharply, peaking during the fourth quarter of that year. While the Company had contracted in advance for most of its domestic natural gas requirements through October 2005, beginning in November, the Company began paying current market rates for all of its domestic requirements. As a result, the average price of natural gas delivered to the Company’s U.S. manufacturing facilities increased 65% during the fourth quarter of 2005 compared to the average price during the first three quarters of that year. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, in late 2005 the Company resumed contracting in advance for portions of its future natural gas requirements and continued this practice throughout 2006. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this fuel, operating margins may decline and changes in net income may not fully reflect changes in revenue.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. With the addition of the Toomsboro manufacturing facility in 2006, the Company has almost tripled its production capacity since 1997. While the Company has operated near or at full capacity for much of the previous ten years, addition of significant new capacity in the future could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products.

As the Company’s sales volume has increased, and as the Company has expanded in international markets, there has been an increase in activities and expenses related to marketing, distribution, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities globally,

•	improving and expanding its distribution capabilities, and

•	focusing on new product development

The Company expects that these activities will generate increased revenue; however selling, general and administrative expenses as a percentage of revenue may increase in 2007 from 2006 levels as the company continues to expand outside of North America.

General Business Conditions

The Company’s proppant business is significantly impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant or fracture and reservoir diagnostic services is based on comparing the higher initial costs to the future value derived from increased production and recovery rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 through 2006. As a result, the Company experienced record demand for its products and services worldwide. However, the Company’s ability to sell additional ceramic proppant was limited by its production capacity in 2004 and 2005. In 2006, the Company benefited from the additional production capacity from its Toomsboro, Georgia manufacturing and established new records for sales volume, revenue and net income. From 2004 through 2006, the number of rigs actively drilling for oil and gas in the United States increased 38 percent. Overseas drilling activity remained strong in 2005 and 2006, and the Company saw an increase in sales volume in many regions outside of North America. However, sales declined in the Russian market in both years compared to 2004 due to an increase in the availability of locally-produced ceramic proppant and an increase in tariffs and freight surcharges on imported products. The Company is addressing this situation through construction of a manufacturing facility in Russia which is expected to be complete in the first quarter of 2007. International revenues represented 34%, 40% and 47% of total revenues from both operating segments in 2006, 2005 and 2004, respectively.

The Company’s fracture and reservoir diagnostics business is also impacted by the level of global drilling and hydraulic fracturing activity. In 2006 this business benefited from both an increase in the level of global activity and increased acceptance and utilization of the fracture mapping services in the Barnett Shale formation in North Central Texas and in other unconventional natural gas formations. The Company believes that the demand for the services provided by its fracture and reservoir diagnostic business will increase as oil and gas production companies develop increasingly complex, unconventional reservoirs in North America and globally.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2006, approximately 57% of the balance in trade accounts receivable was attributable to those three customers. The Company records an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by material amounts. At December 31, 2006, the allowance for doubtful accounts totaled $1.8 million.

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

Long-lived assets, which include net property, plant and equipment, goodwill and intangibles, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying values of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Results of Operations

Net Income

		Percent		Percent
	2006	Change	2005	Change	2004
	($ in thousands)

Net Income	$54,253	16%	$46,620	12%	$41,673

For the year ended December 31, 2006, the Company reported record net income of $54.3 million, 16% greater than the $46.6 million for the year ended December 31, 2005 and the fourth consecutive year in which the Company established a new record for net income. Net income increased mainly due to record revenues from both operating segments. 2006 also represented the fourth consecutive year the Company achieved a new revenue record. The increase in revenues was partially offset by a decline in gross profit margin versus the previous year primarily due to higher manufacturing costs in the Proppant segment. Net income in 2006 also benefited somewhat from lower start-up costs than experienced last year, as the bulk of start-up activities for the Company’s Toomsboro manufacturing facility occurred in late 2005.

For the year ended December 31, 2005, net income of $46.6 million represented a 12% increase compared to $41.7 million for the year ended December 31, 2004. The increase in net income was driven primarily by the higher level of revenues generated in 2005. The increase in revenues was due to increases in both sales volume and the average selling price of ceramic proppant and an increase in revenues from fracture and reservoir diagnostics. The revenue gain was partially offset by the impact of higher costs for natural gas and freight and an increase in selling, general and administrative expenses. The Company’s ability to increase sales volume of proppant in 2005 was limited by manufacturing capacity and inventory levels.

Individual components of financial results by operating segment are discussed below.

Revenues

		Percent		Percent
	2006	Change	2005	Change	2004
	($ in thousands)

Consolidated revenues	$312,126	24%	$252,673	13%	$223,054
Revenues by operating segment:
Proppant	$278,020	23%	$225,751	12%	$201,039
Fracture and Reservoir Diagnostics	$34,106	27%	$26,922	22%	$22,015

Proppant segment revenues of $278.0 million for the year ended December 31, 2006 surpassed last year’s record of $225.8 million by 23% as a result of a 13% increase in sales volume and a 9% increase in the average selling price. Worldwide proppant sales volume increased for the fourth consecutive year to 869.3 million pounds and exceeded the 2005 sales record of 771.8 million pounds by 13%. The volume of ceramic proppant sold in North America increased 18% compared to 2005 as sales grew at a higher rate than North American drilling activity. The North American increase was partially offset by a 10% decline in overseas sales volume due to decreased sales in Russia. Excluding Russia, sales volume in overseas markets increased 16% over the previous year. International sales, which include overseas markets and the North American markets of Canada and Mexico, accounted for 35% of sales volume in 2006 compared to 40% in 2005. The average selling price of proppant in 2006 was $0.320 per pound compared to $0.293 per pound in 2005. The higher average selling price was due to increases in list prices that went into effect in June 2005 and November 2005 and, therefore, impacted only part of the year in 2005 but impacted the full year in 2006.

Fracture and Reservoir Diagnostics segment revenues of $34.1 million for 2006 increased 27% compared to $26.9 million for 2005. The increase in revenues from the prior year was primarily due to a 27% increase in mapping services related to gas well completions in North America. Fracture and Reservoir Diagnostics revenue benefited from an increase in global drilling and fracturing activity in 2006, increased acceptance and utilization of the Company’s fracture mapping services in unconventional natural gas formations as well as increased revenue from the developing long-term reservoir monitoring market.

Proppant segment revenues of $225.8 million for 2005 exceeded 2004 revenues of $201.0 million by 12% due to 6% increases in both sales volume and the average selling price of proppant. Worldwide proppant sales volume totaled 771.8 million pounds for 2005 compared to 725.7 million pounds for 2004. Demand for proppant was strong throughout the year, but sales volume was consistently limited by the Company’s production capacity and inventory levels. Increased natural gas drilling activity in North America spurred demand for proppant that led to a 24% increase in North American sales volume compared to 2004. Sales increases in North America were partially offset by a 34% decline in overseas sales volume compared to the record level of overseas sales set in 2004. The primary reason for the overseas sales decline was a slowdown in Russian sales due to an increase in the availability of locally produced proppant in that region, the pricing of which excludes the customs duties, tariffs and transportation expenses associated with imported products. The Company is addressing this situation through the construction of a manufacturing facility in Kopeysk, Russia. Excluding sales to Russia, overseas sales volume increased 2% compared to 2004; still, Russian sales led all overseas markets in 2005. International sales, which include overseas markets and the North American markets of Canada and Mexico, accounted for 40% of sales volume in 2005 compared to 46% in 2004. The average selling price of proppant was $0.293 per pound in 2005 compared to $0.277 in 2004. The higher average selling price was due to increases in list prices that went into effect in June 2005 and November 2005.

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

Gross Profit

		Percent		Percent
	2006	Change	2005	Change	2004
	($ in thousands)

Consolidated gross profit	$115,993	17%	$98,732	8%	$91,406
Consolidated gross profit %	37%		39%		41%
Gross profit by operating segment:
Proppant	$100,739	14%	$88,488	9%	$81,548
Proppant %	36%		39%		41%
Fracture and Reservoir Diagnostics	$15,254	49%	$10,244	4%	$9,858
Fracture and Reservoir Diagnostics %	45%		38%		45%

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

Proppant segment gross profit for 2006 was $100.7 million, or 36% of revenues, compared to $88.5 million, or 39% of revenues, for 2005. While gross profit in 2006 exceeded 2005 by 14% due to higher sales volume, it decreased as a percentage of revenues due to increases in the costs of manufacturing and distributing finished goods. The primary factors contributing to higher manufacturing costs were increases in the cost of natural gas consumed by the Company’s U.S. plants and the cost of raw materials used to manufacture high-strength ceramic proppant. Compared to 2005, the Company experienced a 24% increase in the average price paid in 2006 for natural gas delivered to its U.S. manufacturing facilities. The cost of natural gas increased in the fourth quarter of 2005 when forward purchase contracts covering the Company’s gas requirements for its U.S. plants expired, subjecting the Company to market prices that had increased significantly during the year.

Fracture and Reservoir Diagnostics segment gross profit of $15.3 million for 2006 increased by 49% compared to gross profit of $10.2 million for 2005 primarily due to the increase in revenue for this segment. Gross profit margin for this segment increased from 38% in 2005 to 45% in 2006 due to higher asset and people utilization driven by strong revenue growth across all North American regions.

Proppant segment gross profit of $88.5 million for 2005 increased by 9% compared to gross profit of $81.5 million for 2004 primarily due to increased sales volume. Gross profit margin declined from 41% in 2004 to 39% in 2005. The decline in gross profit margin resulted mainly from higher energy costs, including the cost of natural gas consumed in manufacturing proppant and fuel surcharges for raw material and finished product delivery. In the fourth quarter of 2005, forward contracts covering the purchase of natural gas requirements for the Company’s U.S. manufacturing facilities expired and the Company began paying current market rates for all of its domestic gas. This resulted in a 65% increase in the delivered price paid by the Company for its gas requirements in the fourth quarter of 2005 compared to the previous three quarters. The delivered cost of natural gas used in the Company’s domestic manufacturing facilities for the full year 2005 increased 27% compared to the full year 2004. For most of 2005, the Company experienced an increase in the cost of shipping its product due to rising fuel prices and an increase in the volume of expedited shipments to meet U.S. customer demand. The Company’s conventional distribution method in North America is to rail ship product from its manufacturing facilities to stocking locations and then truck ship to customers. Following a draw down of inventory levels during then record sales volume quarters in the fourth quarter of 2004 and the first quarter of 2005, strong demand for the remainder of 2005 regularly required the Company to bypass its conventional distribution method and expedite shipments by more expensive truck hauls directly from manufacturing facilities to customers.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2006	Change	2005	Change	2004
	($ in thousands)

Consolidated SG&A and other	$35,206	24%	$28,432	9%	$26,008
As a % of revenues	11%		11%		12%
SG&A and other by operating segment:
Proppant	$24,959	19%	$20,922	7%	$19,480
Proppant %	9%		9%		10%
Fracture and Reservoir Diagnostics	$10,247	36%	$7,510	15%	$6,528
Fracture and Reservoir Diagnostics %	30%		28%		30%

Proppant segment expenses consisted of $24.5 million SG&A and $0.5 million other non-recurring operating expenses in 2006 compared to $19.8 million and $1.1 million, respectively, in 2005. SG&A expenses increased by $4.7 million due to increases in research and development activity, marketing activity in international markets, and administrative expenses necessary to support higher sales activity in an expanding global market. Other operating expenses in both 2006 and 2005 were primarily related to startup of the Company’s new manufacturing facility in Toomsboro, Georgia that began operating in January of 2006. As a percentage of revenue, SG&A and other operating expenses remained constant at 9%.

Fracture and Reservoir Diagnostics segment SG&A and other operating expenses of $10.2 million for 2006 increased by 36% compared to $7.5 million for 2004. The $2.7 million increase in expenses was due to increased sales and marketing activity to support revenue growth, increased technical development spending and increases in administration costs to support revenue growth.

Proppant segment expenses consisted of $19.8 million SG&A and $1.1 million other non-recurring operating expenses in 2005 compared to of $18.6 million and $0.9 million, respectively, in 2004. SG&A expenses increased by $1.2 million primarily due to increases in expenses associated with the Company’s growth, including international expansion, and professional fees incurred to comply with accounting, internal control and other corporate governance requirements of the Sarbanes-Oxley Act of 2002, partially offset by reduced legal expense. Other operating expenses in 2005 were primarily related to start-up of the new manufacturing facility in Toomsboro, Georgia, while in 2004 they resulted primarily from a write-off of equipment replaced at the Company’s McIntyre, Georgia facility. As a percentage of revenue, SG&A and other operating expenses declined to 9% in 2005 compared to 10% in 2004.

Fracture and Reservoir Diagnostics segment SG&A and other operating expenses of $7.5 million for 2005 increased by 15% compared to $6.5 million for 2004. The $1.0 million increase in expenses was due to increased sales and marketing activity and increased technical development spending.

Income Tax Expense

		Percent		Percent
	2006	Change	2005	Change	2004
	($ in thousands)

Income Tax Expense	$29,561	16%	$25,463	4%	$24,549
Effective Income Tax Rate	35.3%		35.3%		37.1%

Income tax expense is not allocated between the two operating segments. Consolidated income tax expense of $29.6 million for the year ended December 31, 2006 increased proportionately with the 16% increase in taxable income compared to 2005. The effective income tax rate of 35.3% of pretax income in 2006 was unchanged from 2005.

Consolidated income tax expense of $25.5 million for the year ended December 31, 2005 increased 4% compared to 2004 primarily due to the increase in taxable income resulting from the Company’s improved performance. The 2005 effective income tax rate of 35.3% of pretax income decreased from 37.1% in 2004 due to a new permanent deduction for domestic manufacturing activities enacted as part of the American Jobs Creation Act of 2004, an increase in the Company’s tax exempt interest income and a reduction in estimated state income taxes in the U.S. resulting from a decrease in the amount of income apportioned to the states in which the Company does business.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash equivalents of $25.0 million and short-term investments of $7.5 million compared to cash and cash equivalents of $19.7 million and short-term investments of $42.0 million at December 31, 2005. During 2006, the Company generated $50.7 million cash from operations, received $1.0 million proceeds from employee exercises of stock options, received $34.4 million from net purchases and sales of short-term investments and retained $0.4 million cash from excess tax benefits relating to stock-based compensation to employees. Uses of cash included $70.5 million of capital spending and $10.7 million of cash dividends. Major capital spending included $23.6 million on a new proppant manufacturing facility in Kopeysk, Russia, which is expected to be completed in the first quarter of 2007 at an estimated cost of $42.0 million, $7.0 million on a new proppant manufacturing facility in Toomsboro, Georgia, which was completed slightly below planned expenditure of $62.0 million and began operating in the first quarter of 2006, $22.3 on a second production line at the Toomsboro facility, which is expected to be completed in the third quarter of 2007 and add 250 million pounds of annual capacity at an estimated cost of $54.0 million, $3.3 million on microseismic equipment for use in providing fracture mapping and reservoir diagnostic services and $2.8 million to construct an office building in Houston, Texas to serve as a combined operations facility for Pinnacle Technologies and sales headquarters for the Company’s proppant business.

The Company believes its 2007 results will be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to grow sales volume and revenue at a more rapid pace than the growth rate associated with drilling or fracturing activity. Given the levels of natural gas inventories in North America, there is the possibility of a short-term contraction in drilling activity. The Company believes any slow-down in activity is more likely to occur in the first half of the year and expects self-correcting mechanisms of the marketplace to adjust supply quickly, resulting in a relatively short period of depressed activity. The Company believes its twelve production lines at five production facilities worldwide give it a great deal flexibility to adjust supply to meet demand for its ceramic proppant.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On January 16, 2007, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.12 per share to shareholders of the Company’s Common Stock on January 31, 2007. The Company estimates its total capital expenditures in 2007 will be between $70.0 million and $75.0 million, including completion of its manufacturing facility in Kopeysk, Russia and expansion of its facility in Toomsboro, Georgia, expansion of its distribution facilities and acquisition or construction of additional fracture mapping tools.

The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2006, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2006.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2006:

	Payments Due in Period
		Less Than	1 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	19,187	3,501	5,511	3,732	6,443
Purchase obligations:
— Natural gas contracts	21,927	21,118	809	—	—
— Raw materials contracts	8,100	8,100	—	—	—
— Equipment purchases	7,290	7,290	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$56,504	$40,009	$6,320	$3,732	$6,443

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment. See Note 4 and Note 12 to the Notes to the Consolidated Financial Statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2006, the last contract was due to expire in February 2008.

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

The Company has commitments totaling $7.5 million for equipment and subcontractor agreements related to constructing a second production line at its manufacturing facility in Toomsboro, Georgia. In the event of cancellation, some of the commitments have cancellation clauses that would require the Company to pay expenses incurred by manufacturers to date and/or a penalty fee.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2006.

The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under this agreement at December 31, 2006. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of December 31, 2006, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Management’s Report on Internal Controls

For Management’s Report on Internal Control over Financial Reporting, see page F-1 of this Report.

(c) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

For the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see page F-2 of this Report.

(d) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-22 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006, and 2005

Consolidated Statements of Income for each of the three years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006, 2005 and 2004

2. Consolidated Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts is contained on page S-1 of this Report. All other schedules have been omitted since they are either not required or not applicable.

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBO Ceramics Inc.

By:	/s/ GARY A. KOLSTAD
Gary A. Kolstad
President and Chief Executive Officer

By:	/s/ PAUL G. VITEK
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Dated: March 1, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Kolstad and Paul G. Vitek, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. MORRIS William C. Morris	Chairman of the Board	March 1, 2007

/s/ GARY A. KOLSTAD Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ PAUL G. VITEK Paul G. Vitek	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ CLAUDE E. COOKE, JR. Claude E. Cooke, Jr.	Director	March 1, 2007

/s/ CHAD C. DEATON Chad C. Deaton	Director	March 1, 2007

/s/ H.E. LENTZ, JR. H.E. Lentz, Jr.	Director	March 1, 2007

Signature	Title	Date

/s/ JOHN J. MURPHY John J. Murphy	Director	March 1, 2007

/s/ JESSE P. ORSINI Jesse P. Orsini	Director	March 1, 2007

/s/ ROBERT S. RUBIN Robert S. Rubin	Director	March 1, 2007

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CARBO Ceramics Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, Louisiana
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, Louisiana
February 27, 2007

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$24,973	$19,695
Short-term investments	7,500	41,975
Trade accounts and other receivables, net	63,461	53,918
Inventories:
Finished goods	26,181	17,981
Raw materials and supplies	14,602	8,490

Total inventories	40,783	26,471
Prepaid expenses and other current assets	2,558	2,433
Deferred income taxes	4,650	3,795

Total current assets	143,925	148,287
Property, plant and equipment:
Land and land improvements	8,659	2,812
Land-use and mineral rights	6,101	5,271
Buildings	26,209	15,051
Machinery and equipment	207,341	154,785
Construction in progress	71,744	72,074

Total	320,054	249,993
Less accumulated depreciation	88,306	70,493

Net property, plant and equipment	231,748	179,500
Goodwill	21,840	21,840
Intangible and other assets, net	7,152	6,169

Total assets	$404,665	$355,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,939	$11,277
Accrued payroll and benefits	8,115	6,941
Accrued freight	2,061	1,356
Accrued utilities	3,166	3,389
Accrued income taxes	3,172	9,998
Retainage related to construction in progress	117	337
Other accrued expenses	4,676	3,011

Total current liabilities	34,246	36,309
Deferred income taxes	27,560	26,121
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,391,214 and 24,286,388 shares issued and outstanding at December 31, 2006 and 2005, respectively	244	243
Additional paid-in capital	104,784	102,536
Unearned stock compensation	—	(2,135)
Retained earnings	235,732	192,196
Accumulated other comprehensive income	2,099	526

Total shareholders’ equity	342,859	293,366

Total liabilities and shareholders’ equity	$404,665	$355,796

See accompanying notes to consolidated financial statements

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	($ in thousands, except per share data)

Revenues	$312,126	$252,673	$223,054
Cost of sales	196,133	153,941	131,648

Gross profit	115,993	98,732	91,406
Selling, general and administrative expenses	34,732	27,245	24,864
Start-up costs	474	1,092	—
Loss on disposal or impairment of assets	—	95	1,144

Operating profit	80,787	70,300	65,398
Other income (expense):
Interest income, net	1,590	1,756	570
Other, net	1,437	27	254

	3,027	1,783	824

Income before income taxes	83,814	72,083	66,222
Income taxes	29,561	25,463	24,549

Net income	$54,253	$46,620	$41,673

Earnings per share:
Basic	$2.23	$1.94	$1.75

Diluted	$2.22	$1.93	$1.73

See accompanying notes to consolidated financial statements

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Unearned		Accumulated
		Additional	Stock		Other
	Common	Paid-In	Compen-	Retained	Comprehensive
	Stock	Capital	sation	Earnings	Income (Loss)	Total
	($ in thousands, except per share data)

Balances at January 1, 2004	$236	$80,534	$(253)	$119,664	$(42)	$200,139
Net income	—	—	—	41,673	—	41,673
Foreign currency translation adjustment	—	—	—	—	11	11

Comprehensive income						41,684
Exercise of stock options	4	6,128	—	(1)	—	6,131
Tax benefit from exercise of options	—	2,981	—	—	—	2,981
Stock granted under restricted stock plan, net	—	1,123	(1,123)	—	—	—
Amortization of unearned compensation	—	—	433	—	—	433
Cash dividends ($0.29 per share)	—	—	—	(7,001)	—	(7,001)

Balances at December 31, 2004	240	90,766	(943)	154,335	(31)	244,367
Net income	—	—	—	46,620	—	46,620
Foreign currency translation adjustment	—	—	—	—	557	557

Comprehensive income						47,177
Exercise of stock options	3	6,050	—	—	—	6,053
Tax benefit from exercise of options	—	3,712	—	—	—	3,712
Stock granted under restricted stock plan, net	—	2,008	(2,008)	—	—	—
Amortization of unearned compensation	—	—	816	—	—	816
Cash dividends ($0.36 per share)	—	—	—	(8,759)	—	(8,759)

Balances at December 31, 2005	243	102,536	(2,135)	192,196	526	293,366
Net income	—	—	—	54,253	—	54,253
Foreign currency translation adjustment	—	—	—	—	1,573	1,573

Comprehensive income						55,826
Exercise of stock options	—	1,024	—	—	—	1,024
Tax benefit from stock based compensation	—	554	—	—	—	554
Stock based compensation	1	2,805	—	—	—	2,806
Adoption of SFAS 123(R) (Note 7)	—	(2,135)	2,135	—	—	—
Cash dividends ($0.44 per share)	—	—	—	(10,717)	—	(10,717)

Balances at December 31, 2006	$244	$104,784	$—	$235,732	$2,099	$342,859

See accompanying notes to consolidated financial statements

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)

Operating activities
Net income	$54,253	$46,620	$41,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,712	12,949	11,762
Amortization	805	675	415
Provision for doubtful accounts	507	682	666
Deferred income taxes	584	920	4,930
Excess tax benefits from stock based compensation	(360)	—	—
Loss on disposal or impairment of assets	—	95	1,144
Foreign currency transaction (gain) loss	(1,387)	147	—
Non-cash stock compensation expense	2,806	816	433
Earnings in equity-method investee	(84)	(208)	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	(9,726)	(13,347)	(11,462)
Inventories	(14,104)	(5,203)	(755)
Prepaid expenses and other current assets	(76)	(1,199)	(146)
Long-term prepaid expenses	92	(1,107)	—
Accounts payable	1,634	794	4,855
Accrued payroll and benefits	1,169	753	1,502
Accrued freight	702	(23)	302
Accrued utilities	(227)	1,323	420
Accrued income taxes	(6,272)	8,116	8,538
Payment of legal judgment	—	—	(975)
Other accrued expenses	1,636	(55)	908

Net cash provided by operating activities	50,664	52,748	64,210
Investing activities
Capital expenditures, net	(70,460)	(67,811)	(21,950)
Investment in equity-method investee	—	(611)	—
Purchases of short-term investments	(26,765)	(72,175)	(70,125)
Proceeds from maturities of short-term investments	61,240	76,325	24,000

Net cash used in investing activities	(35,985)	(64,272)	(68,075)
Financing activities
Proceeds from exercise of stock options	1,024	6,053	6,131
Dividends paid	(10,717)	(8,759)	(7,001)
Excess tax benefits from stock based compensation	360	—	—

Net cash used in financing activities	(9,333)	(2,706)	(870)

Net increase (decrease) in cash and cash equivalents	5,346	(14,230)	(4,735)
Effect of exchange rate changes on cash	(68)	(65)	11
Cash and cash equivalents at beginning of year	19,695	33,990	38,714

Cash and cash equivalents at end of year	$24,973	$19,695	$33,990

Supplemental cash flow information
Interest paid	$—	$9	$10

Income taxes paid	$35,249	$16,427	$11,081

See accompanying notes to consolidated financial statements

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has five production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; and Luoyang, China. The Company is currently constructing a new proppant manufacturing facility in the city of Kopeysk, Chelyabinsk Oblast of the Russian Federation. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and thirteen remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Shreveport, Louisiana; Williston, North Dakota; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Tianjin, China; Surgut, Russia; Adelaide, Australia; Singapore; and Jebel Ali, United Arab Emirates. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies, Inc., which is headquartered in Houston, Texas.

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

Concentration of Credit Risk and Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on a percentage of sales and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectibility based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2006 and 2005 was $1,753,000 and $1,335,000, respectively. Other receivables, primarily value added tax receivables in Russia, were $5,615,000 and $2,948,000 as of December 31, 2006 and 2005, respectively.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company holds approximately 2,100 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia. The Company estimates the land has 12 million tons of kaolin reserves for use as raw material in production of its products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of kaolin reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used or intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2005, the Company recognized a $95,000 loss on disposal of kiln turning parts at the New Iberia proppant plant. During 2004, the Company recognized a $1,144,000 loss on disposal or impairment of assets, of which $960,000 is attributed primarily to a prematurely failing calciner at the McIntyre proppant plant and $184,000 resulted from impairment of certain Fracture and Reservoir Diagnostics segment software. The losses related to equipment removed from service and software impairment are included in the income statement line item “Loss on disposal or impairment of assets.”

Capitalized Software Costs

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Realization of goodwill is assessed at least annually by management based on the fair value of the respective reporting unit. The latest impairment review indicated goodwill was not impaired.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2006 and 2005 are related primarily to the new proppant manufacturing facility in Toomsboro, Georgia, which began proppant production in mid-January 2006. Start-up costs include organizational and administrative costs associated with the facility as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2006, 2005 and 2004 were $5,685,000, $3,750,000 and $3,418,000, respectively.

Stock-Based Compensation

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 and recognized expense for both restricted stock awards and stock option awards.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Pro forma disclosure is no longer an alternative. The Company elected to adopt SFAS 123(R) using the modified prospective transition method, under which compensation expense includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 used in the Company’s pro forma disclosures adjusted for estimated forfeitures, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as permitted under the modified prospective approach; therefore pro forma disclosures will continue to be provided for periods prior to January 1, 2006.

Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value. The Company recognizes that cost on a straight-line basis over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of stock options is estimated using a Black-Scholes option-pricing model and the fair value of restricted stock is determined based on the market price of the Company’s Common Stock on the date of grant. Compensation expense is recognized only for share based payments expected to vest; therefore the Company estimates forfeitures at the time of grant based on historical forfeiture rates and future expectations and reduces compensation expense accordingly. Forfeiture rates are revised, if necessary, in subsequent periods, with the Company ultimately recognizing expense only on awards that actually vest. Excess tax benefits, as defined in SFAS 123(R), are recognized as additions to paid-in capital and classified as financing cash flows.

Foreign Subsidiaries

Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for equity accounts. Resulting translation adjustments are included in, and the only component of, accumulated other comprehensive income as a separate component of shareholders’ equity.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company does not expect adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
	($ in thousands)

Intangibles subject to amortization:
Patents and licenses	$3,113	$1,248	$2,676	$934
Hardware designs	1,148	595	818	488
Software	3,496	748	2,494	364

	$7,757	$2,591	$5,988	$1,786

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

The weighted-average amortization periods for patents and licenses, hardware designs, and software are 11 years, 5 years and 5 years, respectively, and 7 years in total. Amortization expense for 2006, 2005 and 2004 was $805,000, $675,000 and $415,000, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2011 is, respectively, $988,000, $949,000, $777,000, $517,000, and $305,000.

Other assets totaling $1,986,000 and $1,967,000 at December 31, 2006 and 2005, respectively consisted of a 49% equity interest in a fracture-related services company in Canada and the long-term portion of a prepayment for the purchase of ceramic proppant from a manufacturer. The Company has not received any distributions from its equity-method investee.

3.	Bank Borrowings

Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003, December 10, 2004 and December 31, 2006, the Company may borrow up to $10.0 million through December 31, 2009, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2006 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $38,000 in each of the years 2006, 2005, and 2004.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2006 are as follows ($ in thousands):

2007	$3,501
2008	3,005
2009	2,506
2010	2,034
2011	1,698
Thereafter	6,443

Total	$19,187

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $4,801,000 in 2006, $3,496,000 in 2005, and $3,393,000 in 2004.

5.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
	($ in thousands)

Deferred tax assets:
Employee benefits	$2,021	$1,375
Inventories	708	718
Foreign tax credits	912	868
Other	1,009	834

Total deferred tax assets	4,650	3,795

Deferred tax liabilities:
Depreciation	21,624	22,181
Goodwill	2,052	1,583
Foreign earnings and other	3,884	2,357

Total deferred tax liabilities	27,560	26,121

Net deferred tax liabilities	$22,910	$22,326

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2006	2005	2004
	($ in thousands)

Current:
Federal	$25,464	$21,815	$16,803
State	3,513	2,728	2,816

Total current	28,977	24,543	19,619

Deferred:
Federal	1,068	702	4,237
State	(484)	218	693

Total deferred	584	920	4,930

	$29,561	$25,463	$24,549

The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)

U.S. statutory rate	$29,335	35.0%	$25,229	35.0%	$23,178	35.0%
State income taxes, net of federal tax benefit	1,969	2.3	1,950	2.7	2,281	3.4
ETI Exclusion, Section 199 Manufacturing Benefit and other	(1,743)	(2.0)	(1,716)	(2.4)	(910)	(1.3)

	$29,561	35.3%	$25,463	35.3%	$24,549	37.1%

6.	Shareholders’ Equity

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

On January 16, 2007, the Board of Directors declared a cash dividend of $0.12 per share. The dividend is payable on February 15, 2007 to shareholders of record on January 31, 2007.

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, which requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Results for prior periods have not been restated as permitted under the modified prospective approach; therefore pro forma disclosures will continue to be provided for periods prior to January 1, 2006.

The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provide for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the stock option plans, the Company may grant options for up to 2,175,000 shares. The exercise price of each option generally is equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise. As of December 31, 2006, 252,357 shares were available for issuance under the restricted stock plan and 52,650 shares were available for issuance under the stock option plans.

The Company also has a deferred director fee plan (the “Plan”) that permits non-employee directors of the Company to elect each year to defer receipt of cash compensation for service as a director, otherwise payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of December 31, 2006, 2,649 shares were reserved for future issuance in payment of $119,000 fees deferred under the Plan by electing directors.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock-based compensation for the years ended December 31 ($ in thousands, except per share data):

	2005	2004

Net income, as reported	$46,620	$41,673
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	514	273
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,157)	(1,255)

Pro forma net income	$45,977	$40,691

Earnings per share:
Basic — as reported	$1.94	$1.75

Basic — pro forma	$1.92	$1.70

Diluted — as reported	$1.93	$1.73

Diluted — pro forma	$1.90	$1.69

As a result of adopting SFAS 123(R), the Company’s income before income taxes for the year ended December 31, 2006 was lower by $251,000 ($158,000 net of tax) than it would have been if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share were each lower by $0.01 per share for the year ended December 31, 2006 due to the adoption of SFAS 123(R). Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized in the income statement (excess tax benefits) to be classified as financing cash flows. The $360,000 excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Under SFAS 123(R), the Company’s unearned stock compensation balance of $2,135,000 included in shareholders’ equity at December 31, 2005 was reclassified to additional paid-in capital during the quarter ended March 31, 2006.

A summary of stock option activity and related information for the year ended December 31, 2006 is presented below ($ in thousands, except per share data):

			Aggregate
		Weighted-Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2006	291,248	$22.16
Granted	—
Exercised	(49,848)	$20.55
Forfeited	—

Outstanding at December 31, 2006	241,400	$22.49	$3,592

Exercisable at December 31, 2006	213,146	$21.28	$3,430

As of December 31, 2006, there was $184,000 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at December 31, 2006 is 5.0 years. The weighted-average grant date fair value of options granted during the year ended December 31, 2004 was $15.74, which was estimated using a Black-Scholes option pricing model with the following weighted-

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average assumptions: risk-free interest rate of 3.55%, dividend yield of 0.6%, volatility factor of the expected market price of the Company’s Common Stock of .455 and a weighted-average expected life of the option of 5 years. There have been no stock options granted since 2004. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,513,000, $9,998,000, and $8,057,000, respectively.

A summary of restricted stock activity and related information for the year ended December 31, 2006 is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	58,634	$47.03
Granted	57,510	$57.52
Vested	(33,539)	$50.62
Forfeited	(2,522)	$50.26

Nonvested at December 31, 2006	80,083	$52.96

As of December 31, 2006, there was $2,648,000 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2005 and 2004 was $48.61 and $41.39, respectively. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $1,698,000 and $373,000, respectively. No shares vested during the year ended December 31, 2004, the first year of the plan.

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004
	($ in thousands, except per share data)

Numerator for basic and diluted earnings per share:
Net income	$54,253	$46,620	$41,673

Denominator:
Denominator for basic earnings per share — weighted-average shares	24,280,778	24,004,563	23,868,138
Effect of dilutive securities:
Employee stock options (See Note 7)	100,640	166,141	189,487
Nonvested stock awards (See Note 7)	19,113	6,660	7,023

Dilutive potential common shares	119,753	172,801	196,510

Denominator for diluted earnings per share — adjusted weighted-average shares	24,400,531	24,177,364	24,064,648

Basic earnings per share	$2.23	$1.94	$1.75

Diluted earnings per share	$2.22	$1.93	$1.73

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Quarterly Operating Results — (Unaudited)

Quarterly results of operations for the years ended December 31, 2006 and 2005 were as follows:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)

2006
Revenues	$74,278	$73,485	$77,410	$86,953
Gross profit	27,366	27,390	28,865	32,372
Net income	12,984	12,862	13,452	14,955
Earnings per share:
Basic	$0.54	$0.53	$0.55	$0.62
Diluted	$0.53	$0.53	$0.55	$0.61
2005
Revenues	$61,168	$63,834	$64,104	$63,567
Gross profit	24,821	25,632	24,949	23,330
Net income	11,594	12,177	12,452	10,397
Earnings per share:
Basic	$0.48	$0.51	$0.52	$0.43
Diluted	$0.48	$0.50	$0.51	$0.43

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

10.	Segment Information

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

Goodwill totaling $21,840,000 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $17,504,000, $13,416,000, and $10,025,000 at December 31, 2006, 2005, and 2004, respectively, and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Company’s reportable segments for the three-year period ended December 31, 2006 is shown in the following tables:

		Fracture and
		Reservoir
	Proppant	Diagnostics	Total
	($ in thousands)

2006
Revenue from external customers	$278,020	$34,106	$312,126
Income before income taxes	79,253	4,561	83,814
Total assets	362,697	37,632	400,329
Capital expenditures, net	60,612	9,848	70,460
Depreciation and amortization	15,376	4,141	19,517
2005
Revenue from external customers	$225,751	$26,922	$252,673
Income before income taxes	69,415	2,668	72,083
Total assets	319,573	27,799	347,372
Capital expenditures, net	60,983	6,828	67,811
Depreciation and amortization	10,520	3,104	13,624
2004
Revenue from external customers	$201,039	$22,015	$223,054
Income before income taxes	62,984	3,238	66,222
Total assets	264,342	21,360	285,702
Capital expenditures, net	17,386	4,564	21,950
Depreciation and amortization	9,986	2,191	12,177

Geographic Information

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2006	2005	2004
	($ in thousands)

Long-lived assets:
United States	$199,967	$173,917	$134,250
International (primarily China and Russia)	58,787	31,625	16,985

Total	$258,754	$205,542	$151,235

Revenues outside the United States accounted for 34%, 40% and 47% of the Company’s revenues for 2006, 2005 and 2004, respectively. Revenues for the years ended December 31 in the United States, Canada, Russia and other countries are as follows:

	2006	2005	2004
	($ in thousands)

Revenues:
United States	$205,029	$152,595	$118,665
Canada	52,102	38,775	28,236
Russia	5,519	17,465	35,214
Other international	49,476	43,838	40,939

Total	$312,126	$252,673	$223,054

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to Customers

The following schedule presents the percentages of total revenues related to the Company’s three major customers, primarily from the Proppant segment, for the three-year period ended December 31, 2006:

	Major Customers
	A	B	C	Others	Total

2006	24.5%	19.2%	26.2%	30.1%	100%
2005	30.5%	17.3%	16.9%	35.3%	100%
2004	28.3%	13.5%	23.6%	34.6%	100%

11.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2006	2005	2004
	($ in thousands)

Contributions:
Profit sharing	$1,256	$941	$990
Savings	710	606	525

	$1,966	$1,547	$1,515

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

12.	Commitments

In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement required the Company to purchase from the supplier at least 80 percent of the Company’s estimated annual requirements of kaolin for its Eufaula plant. In June 2003, the Company entered into a new agreement with the supplier. The new agreement supersedes and replaces the 1995 agreement. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2006, 2005, and 2004, the Company purchased from the supplier $3.0, $3.3 and $2.9 million, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003, and requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims. For the years ended December 31, 2006, 2005 and 2004, the Company purchased $0.9 million, $1.1 million and $0.6 million, respectively, of kaolin under the agreement.

In January 2003, the Company entered into an agreement with a supplier to purchase bauxite for production at its plants in New Iberia, Louisiana, and McIntyre, Georgia. The term of the agreement was three years commencing January 1, 2003, and required the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also had provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year. The Company entered into a new agreement with the supplier that extended the

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement through 2007 under substantially similar terms. For the years ended December 31, 2006, 2005 and 2004, the Company purchased $17.0 million, $9.5 million and $9.0 million, respectively, of bauxite under the agreement.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2006, 2005 and 2004, the Company purchased approximately $0.8 million, $1.4 million and $0.9 million, respectively, of material under the agreements.

The Company has entered into a lease agreement with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. Pursuant to this agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $35,000 per year through the year 2016. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $133.7 million at December 31, 2006) in the accompanying financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2006, the Company had natural gas contracts totaling $21.9 million, expiring at various times through February 2008.

The Company has commitments totaling $7.5 million for equipment and subcontractor agreements related to constructing a second production line at its manufacturing facility in Toomsboro, Georgia. In the event of cancellation, some of the commitments have cancellation clauses that would require the Company to pay expenses incurred by manufacturers to date and/or a penalty fee.

The Company was in compliance with the terms of all the above listed agreements at December 31, 2006.

13.	Employment Agreements

The Company has an employment agreement through December 31, 2007 with its President and Chief Executive Officer. The agreement, effective June 1, 2006, provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

The Company has an employment agreement with the CARBO Ceramics Inc. Vice President, Business Development (former President of Pinnacle Technologies, Inc.) through May 31, 2007. The agreement provides for an annual base salary and incentive bonus. The term of the agreement may be terminated by the Company or the Vice President, Business Development for any reason. The agreement contains a non-competition covenant that is effective for one year beyond the term of the agreement.

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

15.	Subsequent Events

On January 15, 2007, the Company awarded 44,734 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $1,601,000, which will be expensed net of estimated forfeitures over the three year vesting period.

On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Department of Environmental Protection regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. The NOV calls for performance testing of these emissions and further dialogue with the relevant government agencies. The Company is assessing what impact, financial or otherwise, that might result from the NOV, and does not at this time have an estimate of costs associated with compliance.

CARBO Ceramics Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Year Ended	Year	Expenses	Write-Offs	Year
	($ in thousands)

Allowance for doubtful accounts:
December 31, 2006	$1,335	$507	$89	$1,753
December 31, 2005	$665	$682	$12	$1,335
December 31, 2004	$20	$666	$21	$665

S-1

Exhibit Index

3.1		Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
3.2		Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant’s Form S-1 Registration Statement No. 333-1884 and exhibit 99.2 to the Company’s form 8-K Current Report filed July 20, 2005)
4.1		Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 to the registrant’s Form S-1 Registration Statement No. 333-1884)
4.2		Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 to registrant’s Form 8-A Registration Statement No. 001-15903)
10.1		Second Amended and Restated Credit Agreement dated as of December 31, 2000, as amended December 23, 2003 and as further amended December 10, 2004, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)
10.2		Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.3		Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.4		Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.5	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant’s Form S-1 Registration Statement No. 333-1884)
*10	.6	Amendment No. 1 to the CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 4.5 to the registrant’s Form S-8 Registration Statement No. 333-88100)
*10	.7	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant’s Form S-1 Registration Statement No. 333-1884)
10.8		Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.9	Employment Agreement between CARBO Ceramics Inc. and Christopher A. Wright (incorporated by reference to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.10	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant’s Form S-8 Registration Statement No. 333-91252)
10.11		Lease Agreement dated as of November 1, 2003, between the Development Authority of Wilkinson Count and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.12 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.12	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.13(a)	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.13(b)	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.14	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 99.3 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.15	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)

*10	.16	Letter Agreement dated December 2, 2005 between CARBO Ceramics Inc. and Jesse P. Orsini (incorporated by reference to exhibit 10.18 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2006)
*10	.17	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.18	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 10.3 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.19	Employment Agreement dated as of May 10, 2006 between CARBO Ceramics Inc. and Gary Kolstad (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K Current Report filed May 16, 2006)
*10	.20	Incentive Compensation Plan for Key Employees (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K Current Report filed January 22, 2007)
*10	.21	Incentive Compensation Plan for Energy Professional Staff (incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K Current Report filed January 22, 2007)
14		Code of Ethics (incorporated by reference to exhibit 14 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
21		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2		Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.