Form 10-Q
period 2007-03-31
CARBO CERAMICS INC
filed 2007-05-01
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 26, 2007, 24,468,181 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,187	$24,973
Short-term investments	11,500	7,500
Trade accounts and other receivables, net	67,815	63,461
Inventories:
Finished goods	27,633	26,181
Raw materials and supplies	16,268	14,602

Total inventories	43,901	40,783
Prepaid expenses and other current assets	2,175	2,558
Deferred income taxes	4,852	4,650

Total current assets	147,430	143,925
Property, plant and equipment:
Land and land improvements	9,486	8,659
Land-use and mineral rights	6,111	6,101
Buildings	30,151	26,209
Machinery and equipment	211,344	207,341
Construction in progress	84,019	71,744

Total	341,111	320,054
Less accumulated depreciation	93,202	88,306

Net property, plant and equipment	247,909	231,748
Goodwill	21,840	21,840
Intangible and other assets, net	7,253	7,152

Total assets	$424,432	$404,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,018	$12,939
Accrued payroll and benefits	5,087	8,115
Accrued freight	1,708	2,061
Accrued utilities	3,121	3,166
Accrued income taxes	8,803	3,172
Retainage related to construction in progress	113	117
Other accrued expenses	4,298	4,676

Total current liabilities	42,148	34,246
Deferred income taxes	28,358	27,560
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,457,181 and 24,391,214 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	245	244
Additional paid-in capital	105,961	104,784
Retained earnings	246,098	235,732
Accumulated other comprehensive income	1,622	2,099

Total shareholders’ equity	353,926	342,859

Total liabilities and shareholders’ equity	$424,432	$404,665

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues	$83,971	$74,278
Cost of sales	55,254	46,912

Gross profit	28,717	27,366
Selling, general and administrative expenses	9,472	7,473
Start-up costs	424	351

Operating profit	18,821	19,542
Other income:
Interest income, net	219	437
Other, net	574	338

	793	775

Income before income taxes	19,614	20,317
Income taxes	6,315	7,333

Net income	$13,299	$12,984

Earnings per share:
Basic	$0.55	$0.54

Diluted	$0.54	$0.53

Other information:
Dividends declared per common share	$0.12	$0.10

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities
Net income	$13,299	$12,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,929	4,431
Amortization	254	181
Provision for doubtful accounts	16	204
Deferred income taxes	(297)	464
Excess tax benefits from stock based compensation	(76)	(199)
Foreign currency transaction gain	(474)	(355)
Non-cash stock compensation expense	661	447
(Earnings) losses in equity-method investee	(99)	17
Changes in operating assets and liabilities:
Trade accounts and other receivables	(4,248)	(4,295)
Inventories	(3,031)	(2,521)
Prepaid expenses and other current assets	391	(70)
Long-term prepaid expenses	(1)	108
Accounts payable	3,426	(4,076)
Accrued payroll and benefits	(3,031)	(2,322)
Accrued freight	(354)	409
Accrued utilities	(45)	512
Accrued income taxes	5,647	6,489
Other accrued expenses	(399)	472

Net cash provided by operating activities	16,568	12,880

Investing activities
Capital expenditures, net	(18,020)	(14,578)
Purchases of short-term investments	(4,000)	(18,845)
Proceeds from maturities of short term investments	—	20,000

Net cash used in investing activities	(22,020)	(13,423)

Financing activities
Proceeds from exercise of stock options	501	313
Dividends paid	(2,933)	(2,432)
Excess tax benefits from stock based compensation	76	199

Net cash used in financing activities	(2,356)	(1,920)

Net decrease in cash and cash equivalents	(7,808)	(2,463)
Effect of exchange rate changes on cash	22	28
Cash and cash equivalents at beginning of period	24,973	19,695

Cash and cash equivalents at end of period	$17,187	$17,260

Supplemental cash flow information

Interest paid	$6	$—

Income taxes paid	$965	$380

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$13,299	$12,984
Denominator:
Denominator for basic earnings per share—
Weighted-average shares	24,328,772	24,243,415
Effect of dilutive securities:
Employee stock options	83,514	120,013
Nonvested and deferred stock awards	28,383	20,507

Dilutive potential common shares	111,897	140,520

Denominator for diluted earnings per share—
adjusted weighted-average shares	24,440,669	24,383,935

Basic earnings per share	$0.55	$0.54

Diluted earnings per share	$0.54	$0.53

     3. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $18,157 at March 31, 2007 and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended March 31, 2007
Revenues from external customers	$73,607	$10,364	$83,971
Income before income taxes	18,590	1,024	19,614
Segment assets as of March 31, 2007	381,059	39,690	420,749
Three Months Ended March 31, 2006
Revenues from external customers	$67,000	$7,278	$74,278
Income before income taxes	19,605	712	20,317
4. Dividends Paid
     On January 16, 2007, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on January 31, 2007. The dividend was paid on February 15, 2007.
5. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended
	March 31,
	2007	2006
Net income	$13,299	$12,984
Foreign currency translation adjustment	(477)	395

Comprehensive income	$12,822	$13,379

     The foreign currency translation adjustment for the three months ended March 31, 2007 is net of deferred income taxes of $893.
6. Stock-Based Compensation
     The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Although pursuant to the terms of the stock option plans we are no longer able to make additional grants under those plans, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise. As of March 31, 2007, 208,040 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a deferred director fee plan (the “Plan”) that permits non-employee directors of the Company to elect each year to defer receipt of cash compensation for service as a director, otherwise payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of March 31, 2007, 3,341 shares were reserved for future issuance in payment of $151 fees deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the three months ended March 31, 2007 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2007	241,400	$22.49
Granted	—
Exercised	(21,650)	$23.13
Forfeited	—

Outstanding at March 31, 2007	219,750	$22.43	$5,300

Exercisable at March 31, 2007	196,596	$21.39	$4,946

     As of March 31, 2007, there was $125 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at March 31, 2007 is 4.7 years. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $423.
     A summary of restricted stock activity and related information for the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	80,083	$52.96
Granted	44,734	$35.78
Vested	(17,533)	$53.85
Forfeited	(417)	$51.45

Nonvested at March 31, 2007	106,867	$45.62

     As of March 31, 2007, there was $3,490 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three months ended March 31, 2007 was $629.
7. New Accounting Pronouncements
     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position will more likely than not be sustained by the taxing authority. The Company had a recorded reserve of approximately $575 associated with uncertain tax positions as of January 1, 2007. There were no significant changes to the recorded reserve as a result of the adoption of FIN 48 or during the three months ended March 31, 2007. Substantially all of this amount, if recognized, would affect the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. The Company is currently under audit by the Internal Revenue Service for its 2003 tax year with an anticipated closing date in 2008. The 2004 through 2006 tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by SFAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 159 and has not yet determined the impact of adoption.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Department of Environmental Protection regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. The NOV calls for performance testing of these emissions and further dialogue with the relevant government agencies. The Company continues to assess what impact, financial or otherwise, that might result from the NOV, and does not at this time have an estimate of costs associated with compliance.
9. Subsequent Event
     On April 12, 2007, the Company acquired Applied Geomechanics Inc. (“AGI”), a leading global supplier of tiltmeters. AGI develops and markets precision measurement instruments for oilfield and geotechnical applications. The Company does not expect the AGI acquisition to have a material impact on the 2007 financial statements.

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
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2006). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2006 and there have been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended March 31, 2007
Revenues. Consolidated revenues of $84.0 million for the first quarter of 2007 increased 13% compared to $74.3 million for the same period in 2006 and represented the second highest quarterly revenues and highest first quarter revenues in the Company’s history. The increase was attributable to a 10% increase in Proppant segment revenues and a 42% increase in revenues the from Fracture and Reservoir Diagnostics segment.
Proppant segment revenues of $73.6 million for the first quarter of 2007 exceeded revenues of $67.0 million for the same period in 2006 by 10% due to a 9% increase in proppant sales volume. Worldwide proppant sales totaled 228 million pounds for the quarter compared to 209 million pounds for the first quarter of 2006. North American and overseas sales volume increased by 6% and 33%, respectively. Sales in North America benefited primarily from a 13% increase in the U.S. natural gas rig count and an increase in demand for the Company’s heavyweight proppant products, but those gains were partially offset by a decline in lightweight proppant sales due to a 20% reduction in the Canadian rig count compared to the first quarter of 2006 and a rail strike in Canada that delayed shipments to that region. Overseas sales increased across various regions, with the strongest activity in Western Africa, the Middle East and South America. The average selling price of proppant in the first quarter of 2007 was $0.323 per pound compared to the first quarter 2006 average selling price of $0.321. The average selling price increased only slightly because the effect of increased sales of higher-priced heavyweight proppant was offset by a reduction in Canadian sales, which carry a higher delivery charge than sales to the U.S. lower 48 states.
Fracture and Reservoir Diagnostics segment revenues for the first quarter of 2007 were $10.4 million, 42% higher than revenues of $7.3 million for the same period in 2006. The increase was primarily due to increased use of fracture mapping services in North America by production companies and continued strong growth in the emerging reservoir monitoring market.
Gross Profit. Consolidated gross profit for the first quarter of 2007 was $28.7 million, or 34% of revenues, compared to $27.4 million, or 37% of revenues, for the first quarter of 2006. Gross profit increased by 5% as a result of increased revenues in both the Proppant and Fracture and Reservoir Diagnostics segments. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined mostly due to higher manufacturing and freight costs in the Proppant segment.

Proppant segment gross profit was $24.7 million for the first quarter of 2007 compared to $24.3 million for the first quarter of 2006. Additional gross profit from increased sales volume was mostly offset by higher manufacturing and freight costs, resulting in a decline in gross profit as a percentage of revenues to 34% compared to 36% in last year’s first quarter. During the first quarter, the Company experienced unexpectedly strong demand for its high strength ceramic proppant. In order to satisfy that demand, the Company shifted production of its high strength proppant to facilities which do not typically produce this product, resulting in increased manufacturing costs. In addition, freight cost increased due to the need to expedite shipments of high strength products to customer locations.
Fracture and Reservoir Diagnostics segment gross profit for the first quarter of 2007 was $4.0 million, or 39% of revenues, compared to $3.1 million, or 42% of revenues, for the first quarter of 2006. The reduction in gross profit margin is attributable to an increase in third party subcontractor expenses due to a change in service mix and $0.4 million of equipment repair costs billed to clients at cost.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $9.5 million SG&A expenses and $0.4 million other operating expenses for the first quarter of 2007 compared to $7.5 million and $0.3 million, respectively, for the first quarter of 2006. As a percentage of revenues, SG&A expenses increased to 11.3% compared to 10.1% for first quarter of 2006.
Proppant segment expenses consisted of $6.5 million SG&A expenses and $0.4 million other operating expenses for the first quarter of 2007 compared to $5.2 million and $0.3 million, respectively, for the first quarter of 2006. As a percentage of revenues, SG&A expenses increased to 8.8% compared to 7.8% for first quarter of 2006. SG&A expenses were higher primarily due to planned increases in global marketing activity, research and development activity and administrative and legal expenses to support revenue growth and global expansion. Other operating expenses in the first quarter of 2007 were for startup of the Company’s new manufacturing facility in Russia and in the first quarter of 2006 were for startup of the Toomsboro, Georgia manufacturing facility.
Fracture and Reservoir Diagnostics segment SG&A and other operating expenses totaled $3.0 million, or 29% of revenues, for the first quarter of 2007 compared to $2.3 million, or 31% of revenues, for the corresponding period in 2006. The increase was primarily due to increased headcount in sales and marketing plus increased technical development and administrative costs to support increased sales.
Income Tax Expense. Income tax expense is not allocated between the two operating segments. Consolidated income tax expense was $6.3 million for the first quarter of 2007 compared to $7.3 million for the same period a year ago. Of the $1.0 million decrease, $0.5 is attributable to a reduction in the Company’s effective tax rate from 36.1% in 2006 to 35.3% in 2007 and adjustment of the related deferred income tax liabilities. The lower tax rate is the result of changes in the tax laws of certain states in which the Company operates. The remainder of the decrease is due to a $0.3 million reduction of estimated income tax resulting from preparation and filing of the 2005 income tax returns and a $0.2 million reduction due to lower taxable income compared to the first quarter of 2006.
Liquidity and Capital Resources
At March 31, 2007, the Company had cash and cash equivalents of $17.2 million and short-term investments of $11.5 million compared to cash and cash equivalents of $25.0 million and short-term investments of $7.5 million at December 31, 2006. During the first quarter of 2007, the Company generated $16.5 million cash from operations, received $0.5 million proceeds from employee exercises of stock options and retained $0.1 million cash from tax benefits relating to stock-based compensation to employees. Uses of cash included $18.0 million of capital spending, $2.9 million of cash dividends and $4.0 million for purchases of short-term investments. Major capital spending included $10.2 million to construct a second production line at the manufacturing facility in Toomsboro, Georgia that is expected to be completed in the second half of 2007 and $3.2 million on construction of a new manufacturing facility in Kopeysk, Russia that was substantially completed in the first quarter of 2007.
The Company believes its 2007 results will continue to be influenced primarily by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternative proppants will allow it to grow sales volume and revenue at a more rapid pace than the growth rate associated with drilling or fracturing activity. Given the levels of natural gas inventories in North America, there is the possibility of a short-term contraction in drilling activity. The Company believes any slow-down in activity is more likely to occur in the first half of the year and expects self-correcting mechanisms of the marketplace to adjust supply quickly, resulting in a relatively short period of depressed activity. The Company believes its twelve production lines at five production facilities worldwide give it a great deal flexibility to adjust supply to meet demand for its ceramic proppant.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On April 17, 2007, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.12 per share to shareholders of the Company’s Common Stock on April 30, 2007. The Company estimates its total capital expenditures for the remainder of 2007 will be between $50.0 million and $55.0 million, including final spending on its manufacturing facility in Kopeysk, Russia, expansion of its facility in Toomsboro, Georgia, expansion of its distribution facilities and acquisition or construction of additional fracture mapping tools.
The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2007, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand and available through liquidation of short-term investments, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, we believe that the Company’s fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2007.
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
Additional factors that could affect our future results or events are described from time to time in our Securities and Exchange Commission reports. See in particular our Form 10-K for the fiscal year ended December 31, 2006 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the Securities and Exchange Commission. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2007. The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of March 31, 2007, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates. There were no material changes in the Company’s exposure to market risks from those risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the quarter ended March 31, 2007, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable
ITEM 1A. RISK FACTORS
     Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS
     The following exhibits are filed as part of the Quarterly Report on Form 10-Q:
10.1	Summary Sheet: 2007 David G. Gallagher Annual Base Salary, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2007.

10.2	Summary Sheet: 2007 Named Executive Officer Annual Base Salary

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad

Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek

Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer
Date: May 1, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Summary Sheet: 2007 David G. Gallagher Annual Base Salary, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2007.

10.2	Summary Sheet: 2007 Named Executive Officer Annual Base Salary

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.