Form 10-Q
period 2007-06-30
CARBO CERAMICS INC
filed 2007-07-30
CIK 1009672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-15903
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 24, 2007, 24,478,752 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,782	$24,973
Short-term investments	—	7,500
Trade accounts and other receivables, net	63,338	63,461
Inventories:
Finished goods	31,654	26,181
Raw materials and supplies	13,642	14,602

Total inventories	45,296	40,783
Prepaid expenses and other current assets	4,221	2,558
Deferred income taxes	5,199	4,650

Total current assets	128,836	143,925
Property, plant and equipment:
Land and land improvements	9,486	8,659
Land-use and mineral rights	6,126	6,101
Buildings	39,899	26,209
Machinery and equipment	245,985	207,341
Construction in progress	58,719	71,744

Total	360,215	320,054
Less accumulated depreciation	98,966	88,306

Net property, plant and equipment	261,249	231,748
Goodwill	23,213	21,840
Intangible and other assets, net	8,126	7,152

Total assets	$421,424	$404,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,347	$12,939
Accrued payroll and benefits	6,380	8,115
Accrued freight	1,438	2,061
Accrued utilities	2,786	3,166
Accrued income taxes	731	3,172
Retainage related to construction in progress	106	117
Other accrued expenses	2,388	4,676

Total current liabilities	27,176	34,246
Deferred income taxes	28,979	27,560
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,475,966 and 24,391,214 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	245	244
Additional paid-in capital	106,843	104,784
Retained earnings	256,044	235,732
Accumulated other comprehensive income	2,137	2,099

Total shareholders’ equity	365,269	342,859

Total liabilities and shareholders’ equity	$421,424	$404,665

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$77,918	$73,485	$161,889	$147,763
Cost of sales	48,237	46,095	103,491	93,007

Gross profit	29,681	27,390	58,398	54,756
Selling, general and administrative expenses	9,508	8,793	18,980	16,266
Start-up costs	543	70	967	421

Operating profit	19,630	18,527	38,451	38,069
Other income:
Interest income, net	133	487	352	924
Other, net	238	349	812	687

	371	836	1,164	1,611

Income before income taxes	20,001	19,363	39,615	39,680
Income taxes	7,120	6,501	13,435	13,834

Net income	$12,881	$12,862	$26,180	$25,846

Earnings per share:
Basic	$0.53	$0.53	$1.08	$1.07

Diluted	$0.53	$0.53	$1.07	$1.06

Other information:
Dividends declared per common share	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities
Net income	$26,180	$25,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,730	8,952
Amortization	537	363
Provision for doubtful accounts	36	416
Deferred income taxes	(162)	445
Excess tax benefits from stock based compensation	(134)	(334)
Foreign currency transaction gain	(797)	(640)
Non-cash stock compensation expense	1,240	1,539
Earnings in equity-method investee	(75)	(30)
Changes in operating assets and liabilities:
Trade accounts and other receivables	761	(4,141)
Inventories	(4,089)	(8,016)
Prepaid expenses and other current assets	(1,577)	(1,162)
Long-term prepaid expenses	69	108
Accounts payable	221	(1,643)
Accrued payroll and benefits	(1,777)	(1,491)
Accrued freight	(625)	(202)
Accrued utilities	(381)	(362)
Accrued income taxes	(2,347)	11,860
Other accrued expenses	(2,331)	4,355

Net cash provided by operating activities	25,479	35,863

Investing activities
Capital expenditures, net	(39,694)	(36,766)
Acquisition of business, net of cash acquired	(2,545)	—
Purchases of short-term investments	(4,000)	(25,190)
Proceeds from maturities of short-term investments	11,500	25,950

Net cash used in investing activities	(34,739)	(36,006)

Financing activities
Proceeds from exercise of stock options	726	543
Dividends paid	(5,868)	(4,866)
Excess tax benefits from stock based compensation	134	334

Net cash used in financing activities	(5,008)	(3,989)

Net decrease in cash and cash equivalents	(14,268)	(4,132)
Effect of exchange rate changes on cash	77	(4)
Cash and cash equivalents at beginning of period	24,973	19,695

Cash and cash equivalents at end of period	$10,782	$15,559

Supplemental cash flow information
Income taxes paid	$15,945	$1,529

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
2. Acquisition of Business
     On April 12, 2007, the Company purchased 100 percent of the outstanding shares of Applied Geomechanics, Inc. (“AGI”), a supplier of tiltmeters. Results of operations for AGI, included in the consolidated financial statements since that date, are not material. AGI develops and markets precision measurement instruments for oilfield, geotechnical and scientific applications. The Company’s acquisition and the resulting goodwill were attributable to the Company’s strategy to expand its ability to produce tiltmeters and related equipment and improve the Company’s revenue generating potential in the geotechnical (non-oilfield) monitoring business. The acquisition was accounted for using the purchase method of accounting provided for under Financial Accounting Standards Board Statement No. 141, “Business Combinations.” The aggregate cost of the acquisition was $2,553 in cash and direct costs of the transaction. Goodwill of $1,373 arising in the transaction is not deductible for income tax purposes.
3. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$12,881	$12,862	$26,180	$25,846
Denominator:
Denominator for basic earnings per share— Weighted-average shares	24,363,774	24,274,498	24,346,370	24,259,042
Effect of dilutive securities:
Employee stock options	84,296	111,071	83,905	115,542
Nonvested and deferred stock awards	29,564	15,371	28,975	17,939

Dilutive potential common shares	113,860	126,442	112,880	133,481

Denominator for diluted earnings per share— Adjusted weighted-average shares	24,477,634	24,400,940	24,459,250	24,392,523

Basic earnings per share	$0.53	$0.53	$1.08	$1.07

Diluted earnings per share	$0.53	$0.53	$1.07	$1.06

4. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $23,213 arising from the Company’s acquisitions of Pinnacle and AGI is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $21,421 at June 30, 2007 and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended June 30, 2007
Revenues from external customers	$67,265	$10,653	$77,918
Income before income taxes	18,415	1,586	20,001
Three Months Ended June 30, 2006
Revenues from external customers	$65,670	$7,815	$73,485
Income before income taxes	18,846	517	19,363
Six Months Ended June 30, 2007
Revenues from external customers	$140,872	$21,017	$161,889
Income before income taxes	37,005	2,610	39,615
Segment assets as of June 30, 2007	376,837	42,795	419,632
Six Months Ended June 30, 2006
Revenues from external customers	$132,670	$15,093	$147,763
Income before income taxes	38,451	1,229	39,680
5. Dividends Paid
     On April 17, 2007, the Board of Directors declared a cash dividend of $0.12 per common share payable to shareholders of record on April 30, 2007. The dividend was paid on May 15, 2007. On July 17, 2007, the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on July 31, 2007. This dividend is payable on August 15, 2007.
6. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$12,881	$12,862	$26,180	$25,846
Foreign currency translation adjustment	515	428	38	823

Comprehensive income	$13,396	$13,290	$26,218	$26,669

     The foreign currency translation adjustment for the three and six month periods ended June 30, 2007 is net of deferred income taxes of $258 and $1,151, respectively.
7. Stock-Based Compensation
     The Company has three stock-based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise. As of June 30, 2007, 199,225 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date, on or after the Director’s retirement from the Board of Directors. The number of shares reserved for an electing Director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of June 30, 2007, 3,718 shares were reserved for future issuance in payment of $168 of fees deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the six months ended June 30, 2007 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2007	241,400	$22.49
Granted	—
Exercised	(31,620)	$22.96
Forfeited	(1,780)	$35.71

Outstanding at June 30, 2007	208,000	$22.31	$4,472

Exercisable at June 30, 2007	199,325	$21.72	$4,403

     As of June 30, 2007, there was $89 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at June 30, 2007 is 4.4 years. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $632.
     A summary of restricted stock activity and related information for the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	80,083	$52.96
Granted	54,753	$37.98
Vested	(31,558)	$50.73
Forfeited	(1,621)	$45.14

Nonvested at June 30, 2007	101,657	$45.70

     As of June 30, 2007, there was $3,418 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2007 was $1,284.

8. New Accounting Pronouncements
     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position will more likely than not be sustained by the taxing authority. The Company had a recorded reserve of approximately $575 associated with uncertain tax positions as of January 1, 2007. There were no significant changes to the recorded reserve as a result of the adoption of FIN 48 or during the six months ended June 30, 2007. Substantially all of this amount, if recognized, would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. In June 2006 the Company concluded an audit by the U.S. Internal Revenue Service for its 2003 tax year. The outcome did not have a material effect on the financial statements. The 2004 through 2006 tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by SFAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 159 and has not yet determined the impact of adoption.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV, related to the Toomsboro facility. A response to the NOV with a schedule of responsive activities was submitted to EPD in mid June. Although the Company is awaiting EPD’s review of this response, the Company is implementing many of those activities and continues to assess what impact, financial or otherwise, that might result from the NOVs, and does not at this time have an estimate of costs associated with compliance.

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
Results of Operations
Three Months Ended June 30, 2007
Revenues. Consolidated revenues of $77.9 million for the quarter ended June 30, 2007 increased 6% compared to $73.5 million in revenues for the quarter ended June 30, 2006. The improvement was due to a 2% increase in Proppant segment revenues and a 36% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $67.3 million for the quarter ended June 30, 2007 exceeded revenues of $65.7 million for the same period in 2006 by 2% due to a 1% increase in proppant sales volume and a 1% increase in the average selling price, which was due to a change in the mix of products sold during the period. Worldwide proppant sales totaled 207 million pounds for the quarter compared to 204 million pounds for the second quarter of 2006. The increase in sales volume was primarily attributable to U.S. sales, as a new record for quarterly sales volume was established in this region, as well as sales growth in Mexico. These increases offset the impact of Canadian sales which declined 66% compared to last year’s second quarter. While a decline in seasonal sales in Canada is anticipated in the second quarter each year, this year’s decline was more dramatic than in recent years due to a prolonged period of wet weather and a decline in the drilling activity of Canadian oil and gas operators brought about by high drilling and completion costs and lower natural gas costs. In total, North American sales increased less than 1% as a result of the lag in Canadian activity. Overseas sales volume increased 7% compared to last year’s second quarter mainly due to increases in Russia and South America. The average selling price of proppant in the second quarter of 2007 was $0.325 per pound, an increase of 1% compared to the second quarter of 2006 average selling price of $0.322 per pound.
Fracture and Reservoir Diagnostics segment revenues for the second quarter of 2007 were $10.6 million, 36% higher than revenues of $7.8 million for the same period in 2006. The increase was due to increases in fracture mapping and reservoir monitoring services, software products, consulting services and non-oilfield monitoring sales attributable to the acquisition of Applied Geomechanics, Inc. in April 2007.
Gross Profit. Consolidated gross profit for the second quarter of 2007 was $29.7 million, or 38% of revenues, compared to $27.4 million, or 37% of revenues, for the second quarter of 2006. Gross profit increased by 8% compared to last year’s second quarter as a result of increased revenues in both the Proppant and Fracture and Reservoir Diagnostics segments. Gross profit increased as a percentage of revenues primarily due to improved margins for the Fracture and Reservoir Diagnostics segment.

Proppant segment gross profit of $24.7 million for the second quarter of 2007 increased 2% compared to gross profit of $24.3 million for the second quarter of 2006 as a result of increased sales volume. Gross profit as a percentage of revenues remained unchanged at 37% compared to last year’s second quarter as lower natural gas costs in the Company’s U.S. manufacturing facilities were offset by increases in the cost of raw materials for the production of high-strength proppants.
Fracture and Reservoir Diagnostics segment gross profit for the second quarter of 2007 was $5.0 million, or 47% of revenues, compared to $3.1 million, or 40% of revenues, for the second quarter of 2006. The increase in gross profit and gross profit margin is primarily attributable to the absorption of fixed costs over the higher services revenue generated in the second quarter of 2007.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $9.5 million of SG&A expenses and $0.5 million of other operating expenses for the second quarter of 2007 compared to $8.8 million and $0.1 million, respectively, for the second quarter of 2006. As a percentage of revenues, SG&A expenses were 12.2% for the quarter ended June 30, 2007 compared to 12.0% for the quarter ended June 30, 2006.
Proppant segment expenses consisted of $6.2 million of SG&A expenses and $0.5 million of other operating expenses for the second quarter of 2007 compared to $6.2 million and $0.1 million, respectively, for the second quarter of 2006. Although aggregate SG&A expenses remained unchanged at $6.2 million, planned increases in global marketing activity, research and development activity and administrative and legal expenses supporting revenue growth and global expansion were mainly offset by a decrease in stock compensation expense. Operations in Russia accounted for a $0.4 million increase in SG&A expenses. The decrease in stock compensation is primarily due to accelerated expense recognition for restricted stock awarded in the second quarter of 2006 to directors of the Company. As a percentage of revenues, proppant segment SG&A expenses decreased to 9.3% compared to 9.5% for the second quarter of 2006. Other operating expenses of $0.5 million in the second quarter of 2007 consisted primarily of final startup costs for the Company’s new manufacturing facility in Russia.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $3.3 million, or 30% of revenues, for the second quarter of 2007 and $2.6 million, or 33% of revenues, for the corresponding period in 2006. The increase in aggregate expense was primarily due to additional personnel added to sales and marketing staff plus increased technical development and administrative costs to support increased sales activity.
Income Tax Expense. The Company’s effective income tax rate was 35.6% for the quarter ended June 30, 2007 and 33.6% for the quarter ended June 30, 2006. The effective income tax rate increased primarily due to an adjustment in the second quarter of 2006 to reduce the Company’s net deferred income tax liabilities resulting from changes in state income tax laws.
Six Months Ended June 30, 2007
Revenues. Consolidated revenues of $161.9 million for the six months ended June 30, 2007 exceeded revenues of $147.8 million for the same period in 2006 by 10%. The improvement was due to a 6% increase in Proppant segment revenues and a 39% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $140.9 million for the six months ended June 30, 2007 exceeded revenues of $132.7 million for the same period in 2006 by 6%. The growth was driven primarily by a 5% increase in sales volume. Worldwide proppant sales totaled 435 million pounds in the first half of 2007 compared to 413 million pounds in the first half of 2006. North American sales volume increased 3% over last year due to higher sales in the U.S. and Mexico that were partially offset by a reduction in Canada. Overseas sales volume increased 18%, with the strongest activity occurring in Russia, West Africa, the Middle East and South America. Increases in those regions were partially offset by a decline in China sales. The average selling price per pound of ceramic proppant in the first half of 2007 was $0.324 versus $0.321 in the first half of 2006. The slightly higher average selling price is primarily due to increased sales of higher-priced, heavyweight proppant.
Fracture and Reservoir Diagnostics segment revenues of $21.0 million for the six months ended June 30, 2007 exceeded revenues of $15.1 million for the same period in 2006 by 39%. The growth was driven primarily by an increase in demand for fracture mapping in North America and growth in the reservoir diagnostics business.

Gross Profit. Consolidated gross profit for the six months ended June 30, 2007 was $58.4 million, or 36% of revenues, compared to $54.8 million, or 37% of revenues, for the same period in 2006. The 7% increase in gross profit was the result of higher gross profit in both the Proppant segment and the Fracture and Reservoir Diagnostics segment, while the decline in gross profit as a percentage of revenues was mostly due to higher Proppant segment manufacturing and freight costs in the first quarter of 2007.
Proppant segment gross profit for the six months ended June 30, 2007 was $49.4 million, or 35% of revenues, compared to $48.6 million, or 37% of revenues, for the same period in 2006. Gross profit increased 2% due to increased sales volume but decreased as a percentage of revenues because of higher manufacturing and freight costs associated with sales of high-strength proppant in the first quarter of 2007. In order to satisfy exceptionally strong demand for high-strength proppant during the first quarter of 2007, the Company shifted high-strength production to facilities which typically do not produce that product, resulting in higher manufacturing costs. Additionally, freight cost increased due to expedited first quarter shipments of high-strength proppant to customer locations.
Fracture and Reservoir Diagnostics segment gross profit for the six months ended June 30, 2007 was $9.0 million, or 43% of revenues, compared to $6.2 million, or 41% of revenues, for the same period in 2006. The increase in gross profit and gross profit margin was primarily due to increased utilization of staff and equipment and strong software sales in the first half of the year.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $19.0 million of SG&A expenses and $0.9 million of other operating expenses for the six months ended June 30, 2007 compared to $16.3 million and $0.4 million, respectively, for the six months ended June 30, 2006. As a percentage of revenues, SG&A expenses increased to 11.7% for the first half of 2007 compared to 11.0% the same period in 2006.
Proppant segment expenses consisted of $12.7 million of SG&A expenses and $0.9 million of other operating expenses for the six months ended June 30, 2007 compared to $11.5 million and $0.4 million, respectively, for the six months ended June 30, 2006. SG&A expenses increased primarily because of planned increases in global marketing activity, research and development activity, administrative and legal expenses to support revenue growth and global expansion offset by decreases in expenses relating to stock compensation as well as expenses relating to the 2006 search for a new President and Chief Executive Officer. The decrease in stock compensation is primarily due to accelerated expense recognition for restricted stock awarded in the second quarter of 2006 to directors of the Company. As a percentage of revenues, SG&A expenses increased to 9.0% in 2007 from 8.6% in 2006. Other operating expenses of $0.9 million for the six months ended June 30, 2007 consisted primarily of the final start-up costs associated with the Company’s new manufacturing facility in Russia while other operating expenses of $0.4 million for the six months ended June 30, 2006 consisted mostly of final start-up costs associated with the new manufacturing facility in Toomsboro, Georgia that began production in January 2006.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $6.3 million, or 30% of revenues, for the six months ended June 30, 2007 compared to $4.8 million, or 32% of revenues, for the six months ended June 30, 2006. The increase in aggregate expense was primarily due to greater technology development spending on the growing reservoir monitoring business as well as increases in marketing and administrative expenses necessary to support revenue growth.
Income Tax Expense. The Company’s effective income tax rate was 33.9% for the six months ended June 30, 2007 and 34.9% for the six months ended June 30, 2006. The effective tax rate decreased primarily due to lower state income tax obligations compared to prior year estimates and the related adjustment of deferred income tax liabilities.
Liquidity and Capital Resources
At June 30, 2007, the Company had cash and cash equivalents of $10.8 million compared to cash and cash equivalents of $25.0 million and short-term investments of $7.5 million at December 31, 2006. For the six months ended June 30, 2007, the Company generated $25.5 million in cash from operations, received $0.7 million in proceeds from employee exercises of stock options, retained $0.1 million in cash from excess tax benefits relating to stock-based compensation to employees and received $7.5 million for net purchases and maturities of short-term investments. Uses of cash included $39.7 million of capital spending, $2.5 million for a business acquisition, and $5.8 million of cash dividends. Major capital spending for the Proppant segment during the period included construction of the second production line at the manufacturing facility in Toomsboro, Georgia that is expected to be completed in the second half of 2007, construction of on a new proppant manufacturing facility in Kopeysk, Russia completed in the first half of 2007, and a distribution facility expansion at Rock Springs, Wyoming. Capital spending for the Fracture and Reservoir Diagnostics segment totaled $4.6 million.
The Company believes its 2007 results will continue to be heavily influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternative proppants will allow it to grow sales volume and revenue at a more rapid pace than the growth rate associated with drilling or fracturing activity. Given the levels of natural gas inventories in the U.S. and the current low levels of drilling activity in Canada, there is the possibility of a short-term contraction in drilling activity in North America. The Company believes any slow-down in activity is likely to be of a relatively short duration due to the increasing depletion rates in North American gas wells and the impact that lower levels of drilling activity will have on natural gas supply and price. The Company believes its thirteen production lines at six production facilities worldwide give it a great deal of flexibility to adjust supply to meet demand for its ceramic proppant.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On July 17, 2007, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.14 per share to shareholders of the Company’s Common Stock on July 31, 2007. The Company estimates its total capital expenditures for the remainder of 2007 will be approximately $18.0 to $23.0 million, including expansion of its manufacturing facility in Toomsboro, Georgia.
The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2007, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2007.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:
•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	changes in demand for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.
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
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2007, the Company's net investment that is subject to foreign currency fluctuations totals $80.0 million and the Company recorded net cumulative foreign currency translation adjustments of $2.1 million. These currency translation adjustments are included in other comprehensive income. Also, the Company’s subsidiary in Russia has borrowed $40.8 million, as of June 30, 2007, from another subsidiary of the Company to fund construction of the manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2007.
The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of June 30, 2007, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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
As of the end of the quarter ended June 30, 2007, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     See Note 9 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
     Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 17, 2007.

b.	The following matters were submitted to a vote at the meeting:
(1) The election of the following nominees as directors of Carbo Ceramics Inc. Votes representing 22,627,483 shares of Common Stock were cast. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	22,024,367	603,116
Chad C. Deaton	22,037,973	589,510
Gary A. Kolstad	22,056,905	570,578
H. E. Lentz, Jr.	22,037,923	589,560
William C. Morris	22,029,092	598,391
Jesse P. Orsini	18,643,184	3,984,299
Robert S. Rubin	22,033,357	594,126
(2) The ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of CARBO Ceramics Inc. for the year 2007. Votes representing 22,627,483 shares of Common Stock were cast. Results of the vote were as follows: 22,454,861 for, 170,512 against, and 2,110 abstained.

ITEM 5.	OTHER INFORMATION
     Not applicable

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
10.1	Incentive Compensation Plan for Key Employees (Effective January 1, 2007), incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007.

10.2	Incentive Compensation Plan for Energy Professional Staff (Effective January 1, 2007), incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on January 22, 2007.

10.3	Summary Sheet 2007 David G. Gallagher Annual Base Salary, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2007.

10.4	Summary Sheet 2007 Annual Base Salaries for Named Executive Officers, incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on 8-K filed on May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: July 30, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Incentive Compensation Plan for Key Employees (Effective January 1, 2007), incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2007.

10.2	Incentive Compensation Plan for Energy Professional Staff (Effective January 1, 2007), incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed on January 22, 2007.

10.3	Summary Sheet 2007 David G. Gallagher Annual Base Salary, incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on April 20, 2007.

10.4	Summary Sheet 2007 Annual Base Salaries for Named Executive Officers, incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on 8-K filed on May 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.