Form 10-Q
period 2007-09-30
CARBO CERAMICS INC
filed 2007-10-26
CIK 1009672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 23, 2007, 24,488,591 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,449	$24,973
Short-term investments	—	7,500
Trade accounts and other receivables, net	70,049	63,461
Inventories:
Finished goods	34,106	26,181
Raw materials and supplies	19,733	14,602

Total inventories	53,839	40,783
Prepaid expenses and other current assets	3,272	2,558
Deferred income taxes	6,249	4,650

Total current assets	140,858	143,925
Property, plant and equipment:
Land and land improvements	9,515	8,659
Land-use and mineral rights	6,140	6,101
Buildings	40,991	26,209
Machinery and equipment	253,138	207,341
Construction in progress	66,470	71,744

Total	376,254	320,054
Less accumulated depreciation	105,024	88,306

Net property, plant and equipment	271,230	231,748
Goodwill	23,213	21,840
Intangible and other assets, net	8,330	7,152

Total assets	$443,631	$404,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,658	$12,939
Accrued payroll and benefits	7,822	8,115
Accrued freight	2,263	2,061
Accrued utilities	2,246	3,166
Accrued income taxes	964	3,172
Retainage related to construction in progress	106	117
Other accrued expenses	4,287	4,676

Total current liabilities	36,346	34,246
Deferred income taxes	30,077	27,560
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,480,166 and 24,391,214 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	245	244
Additional paid-in capital	107,330	104,784
Retained earnings	266,682	235,732
Accumulated other comprehensive income	2,951	2,099

Total shareholders’ equity	377,208	342,859

Total liabilities and shareholders’ equity	$443,631	$404,665

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$84,788	$77,410	$246,677	$225,173
Cost of sales	55,318	48,545	158,809	141,552

Gross profit	29,470	28,865	87,868	83,621
Selling, general and administrative expenses	10,089	8,408	29,069	24,674
Start-up costs	204	28	1,171	449

Operating profit	19,177	20,429	57,628	58,498
Other income:
Interest income, net	72	394	424	1,318
Foreign currency exchange gains, net	1,579	186	2,376	826
Other, net	104	67	119	114

	1,755	647	2,919	2,258

Income before income taxes	20,932	21,076	60,547	60,756
Income taxes	6,869	7,624	20,304	21,458

Net income	$14,063	$13,452	$40,243	$39,298

Earnings per share:
Basic	$0.58	$0.55	$1.65	$1.62

Diluted	$0.57	$0.55	$1.64	$1.61

Other information:
Dividends declared per common share	$0.14	$0.12	$0.38	$0.32

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating activities
Net income	$40,243	$39,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,707	13,558
Amortization	855	584
Provision for doubtful accounts	59	490
Deferred income taxes	(552)	966
Excess tax benefits from stock based compensation	(150)	(400)
Foreign currency transaction gain, net	(2,376)	(826)
Non-cash stock compensation expense	1,664	2,257
Earnings in equity-method investee	(214)	(51)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(5,530)	(8,980)
Inventories	(12,290)	(10,097)
Prepaid expenses and other current assets	(609)	(650)
Long-term prepaid expenses	103	108
Accounts payable	5,460	(4,856)
Accrued payroll and benefits	(347)	(441)
Accrued freight	199	792
Accrued utilities	(923)	(320)
Accrued income taxes	(2,089)	(1,639)
Other accrued expenses	(453)	2,442

Net cash provided by operating activities	39,757	32,235

Investing activities
Capital expenditures, net	(54,050)	(51,292)
Acquisition of business, net of cash acquired	(2,545)	—
Purchases of short-term investments	(4,000)	(26,765)
Proceeds from maturities of short-term investments	11,500	47,050

Net cash used in investing activities	(49,095)	(31,007)

Financing activities
Proceeds from bank borrowings	3,000	—
Repayments on bank borrowings	(3,000)	—
Proceeds from exercise of stock options	764	1,022
Dividends paid	(9,293)	(7,790)
Excess tax benefits from stock based compensation	150	400

Net cash used in financing activities	(8,379)	(6,368)

Net decrease in cash and cash equivalents	(17,717)	(5,140)
Effect of exchange rate changes on cash	193	(44)
Cash and cash equivalents at beginning of period	24,973	19,695

Cash and cash equivalents at end of period	$7,449	$14,511

Supplemental cash flow information
Interest paid	$6	$—

Income taxes paid	$22,946	$22,132

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
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada that is reported under the equity method of accounting. All significant intercompany transactions have been eliminated.
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
3. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income	$14,063	$13,452	$40,243	$39,298
Denominator:
Denominator for basic earnings per share— Weighted - average shares	24,376,869	24,294,421	24,356,648	24,270,965
Effect of dilutive securities:
Employee stock options	84,799	88,742	84,203	106,609
Nonvested and deferred stock awards	42,512	19,827	33,490	18,568

Dilutive potential common shares	127,311	108,569	117,693	125,177

Denominator for diluted earnings per share— Adjusted weighted - average shares	24,504,180	24,402,990	24,474,341	24,396,142

Basic earnings per share	$0.58	$0.55	$1.65	$1.62

Diluted earnings per share	$0.57	$0.55	$1.64	$1.61

4. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Services and software sold by the Fracture and Reservoir Diagnostics segment are provided through the Company’s wholly-owned subsidiary Pinnacle Technologies, Inc. (“Pinnacle”).
     Goodwill totaling $23,213 arising from the Company’s acquisitions of Pinnacle and AGI is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $21,999 at September 30, 2007 and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.
     Summarized financial information for the Company’s reportable segments is shown in the following table:

		Fracture
		and
		Reservoir
	Proppant	Diagnostics	Total
Three Months Ended September 30, 2007
Revenues from external customers	$71,921	$12,867	$84,788
Income before income taxes	18,578	2,354	20,932
Three Months Ended September 30, 2006
Revenues from external customers	$69,290	$8,120	$77,410
Income before income taxes	19,949	1,127	21,076
Nine Months Ended September 30, 2007
Revenues from external customers	$212,793	$33,884	$246,677
Income before income taxes	55,583	4,964	60,547
Segment assets as of September 30, 2007	395,101	47,316	442,417
Nine Months Ended September 30, 2006
Revenues from external customers	$201,960	$23,213	$225,173
Income before income taxes	58,400	2,356	60,756
5. Dividends Paid
     On July 17, 2007, the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on July 31, 2007. The dividend was paid on August 15, 2007. On October 16, 2007 the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on October 31, 2007. The dividend is payable on November 15, 2007.
6. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$14,063	$13,452	$40,243	$39,298
Foreign currency translation adjustment	814	397	852	1,220

Comprehensive income	$14,877	$13,849	$41,095	$40,518

     The foreign currency translation adjustment for the three and nine month periods ended September 30, 2007 is net of deferred income taxes of $438 and $1,589, respectively.
7. Stock Based Compensation
     The Company has three stock based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise. As of September 30, 2007, 197,050 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date, on or after the Director’s retirement from the Board of Directors. The number of shares reserved for an electing Director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of September 30, 2007, 4,043 shares were reserved for future issuance in payment of $184 of fees deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the nine months ended September 30, 2007 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2007	241,400	$22.49
Granted	—
Exercised	(33,645)	$22.71
Forfeited	(5,530)	$34.98

Outstanding at September 30, 2007	202,225	$22.11	$5,788

Exercisable at September 30, 2007	197,300	$21.75	$5,718

     As of September 30, 2007, there was $38 of total unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at September 30, 2007 is 4.2 years. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $697.
     A summary of restricted stock activity and related information for the nine months ended September 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	80,083	$52.96
Granted	59,953	$38.44
Vested	(33,558)	$50.19
Forfeited	(4,646)	$44.52

Nonvested at September 30, 2007	101,832	$45.71

     As of September 30, 2007, there was $2,895 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2007 was $1,367.

8. Foreign Currencies
     As of September 30, 2007, the Company’s net investment that is subject to foreign currency fluctuations totals $84.3 million and the Company has recorded cumulative foreign currency translation adjustments of $3.0 million, net of deferred income tax. These currency translation adjustments are included in other comprehensive income. Also, the Company’s subsidiary in Russia has borrowed $39.6 million, as of September 30, 2007, from another subsidiary of the Company to fund construction of the manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income.
9. New Accounting Pronouncements
     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position will more likely than not be sustained by the taxing authority. The Company had a recorded reserve of approximately $575 associated with uncertain tax positions as of January 1, 2007. There were no significant changes to the recorded reserve as a result of the adoption of FIN 48 or during the nine months ended September 30, 2007. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV, related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid June and is in process of submitting additional information. The EPD has not yet issued a response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

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
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2006). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2006 and there has been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended September 30, 2007
Revenues. Consolidated revenues of $84.8 million for the quarter ended September 30, 2007 increased 10% compared to $77.4 million in revenues for the quarter ended September 30, 2006. The improvement was due to a 4% increase in Proppant segment revenues and a 58% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $71.9 million for the quarter ended September 30, 2007 exceeded revenues of $69.3 million for the same period in 2006 by 4% as the result of a 3% increase in proppant sales volume and a 1% increase in the average selling price of proppant, which was due to a change in the mix of products sold during the period. Worldwide proppant sales totaled 226 million pounds for the quarter compared to 221 million pounds for the third quarter of 2006. The increase in sales volume was primarily attributable to overseas sales which increased 92% compared to last year’s third quarter mainly due to increases in Russia, as well as China, the Middle East and South America. This increase was partially offset by a 9% decline in sales volume in North America where sales volume in Canada declined 40% compared to last year’s third quarter. The decline in Canadian sales is attributed to the continued decline in the drilling activity of Canadian oil and gas operators brought about by high drilling and completion costs and lower natural gas prices. While the number of rigs drilling for natural gas in the U.S. increased 5% from the third quarter 2006, the increased activity occurred in shale formations in which ceramic proppants currently do not have a significant market share. An increase in the number of rigs drilling for natural gas in Mexico, combined with an increase in the company’s market share following a successful field trial earlier this year, resulted in an increase in sales volume of 140% in the country compared to last year’s third quarter. The average selling price of proppant in the third quarter of 2007 was $0.318 per pound, an increase of 1% compared to the third quarter of 2006 average selling price of $0.314 per pound.
Fracture and Reservoir Diagnostics segment revenues for the third quarter of 2007 were $12.9 million, a 58% increase compared to revenues of $8.1 million for the same period in 2006. The increase was due to increases in fracture mapping and reservoir monitoring services, software products, and consulting services.

Gross Profit. Consolidated gross profit for the third quarter of 2007 was $29.5 million, or 35% of revenues, compared to $28.9 million, or 37% of revenues, for the third quarter of 2006. Gross profit increased by 2% compared to last year’s third quarter as a result of increased revenues in both of the Company’s business segments, but declined as a percentage of revenues primarily due to a decrease in the margin on proppant sales.
Proppant segment gross profit of $23.9 million for the third quarter of 2007 decreased 5% compared to gross profit of $25.3 million for the third quarter of 2006. Gross profit as a percentage of revenues was 33% in the third quarter of 2007, down from 36% in last year’s third quarter. The decrease in gross profit resulted from higher prices paid for raw materials used to manufacture heavyweight products and lower plant utilization. These decreases were partially offset by lower natural gas costs in the company’s U.S. manufacturing facilities. The gross profit margin as a percentage of revenue was also negatively impacted by sales in Russia that had low profit margins due to high production costs resulting from low throughput levels during early stages of the manufacturing plant start-up in the Company’s manufacturing facility in Kopeysk, Russia.
Fracture and Reservoir Diagnostics segment gross profit for the third quarter of 2007 was $5.6 million, or 43% of revenues, compared to $3.6 million, or 44% of revenues, for the third quarter of 2006. The increase in gross profit is primarily attributable to the absorption of fixed costs over the higher services revenue generated in the third quarter of 2007. The decrease in gross profit as a percentage of revenues is due to the changing mix of services, with strong reservoir diagnostics activity that has proportionately higher costs of sales.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $10.1 million of SG&A expenses and $0.2 million of other operating expenses for the third quarter of 2007 compared to $8.4 million of SG&A expenses for the corresponding period in 2006. As a percentage of revenues, SG&A expenses were 11.9% for the quarter ended September 30, 2007 compared to 10.9% for the quarter ended September 30, 2006.
Proppant segment expenses consisted of $6.9 million of SG&A expenses and $0.2 million of other operating expenses for the third quarter of 2007 compared to $6.0 million of SG&A expenses for the third quarter of 2006. Increases in SG&A expenses related to global marketing activity and administrative expenses supporting revenue growth and global expansion. Commencement of operations in Russia in 2007 accounted for $0.5 million of the increase in SG&A expenses. As a percentage of revenues, proppant segment SG&A expenses increased to 9.5% compared to 8.7% for the third quarter 2006. Other operating expenses of $0.2 million in the third quarter of 2007 mainly consisted of final startup costs for the Company’s new manufacturing facility in Russia.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $3.2 million, or 25.2% of revenues, for the third quarter of 2007 and $2.4 million, or 29.0% of revenues, for the corresponding period in 2006. The increase in aggregate expense was primarily due to additional personnel added to sales and marketing staff and increased technical development and administrative costs to support increased sales activity.
Income Tax Expense. The Company’s effective income tax rate was 32.8% for the quarter ended September 30, 2007 and 36.2% for the quarter ended September 30, 2006. The effective income tax rate for the third quarter decreased primarily due to a $0.5 million reduction of state income tax expense resulting from the final preparation and filing of the Company’s 2006 tax returns.
Nine Months Ended September 30, 2007
Revenues. Consolidated revenues of $246.7 million for the nine months ended September 30, 2007 exceeded revenues of $225.2 million for the same period in 2006 by 10%. The improvement was due to a 5% increase in Proppant segment revenues and a 46% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $212.8 million for the nine months ended September 30, 2007 exceeded revenues of $202.0 million for the nine months ended September 30, 2006 by 5%. The growth was driven primarily by a 4% increase in sales volume. Worldwide proppant sales totaled 661 million pounds in the first nine months of 2007 compared to 634 million pounds for the same period in 2006. Overseas sales volume increased 40%, with the strongest activity occurring in Russia, West Africa, the Middle East and South America. The average selling price per pound of ceramic proppant for the first nine months of 2007 was $0.322 versus $0.319 for the same period last year. The slightly higher average selling price is primarily due to increased sales of higher-priced, heavyweight proppant.
Fracture and Reservoir Diagnostics segment revenues of $33.9 million for the nine months ended September 30, 2007 exceeded revenues of $23.2 million for the same period in 2006 by 46%. The growth was driven primarily by an increase in demand for fracture mapping services in North America, reservoir diagnostics services, consulting services and software sales.
Gross Profit. Consolidated gross profit for the nine months ended September 30, 2007 was $87.9 million, or 36% of revenues, compared to $83.6 million, or 37% of revenues, for the same period in 2006. The 5% increase in gross profit is primarily the result of improved margins for the Fracture and Reservoir Diagnostics segment, while the decline in gross profit as a percentage of revenues was primarily due to higher Proppant segment manufacturing and freight costs in 2007.
Proppant segment gross profit for the nine months ended September 30, 2007 was $73.3 million, or 34% of revenues, compared to $73.8 million, or 37% of revenues, for the same period in 2006. Gross profit decreased because of increases in Proppant segment manufacturing and freight costs associated with the production and sale of high-strength proppant, and high production costs in Russia associated with low throughput in early stages of plant start-up. These increased costs were partially offset by a reduction in natural gas costs in the Company’s U.S. manufacturing facilities.
Fracture and Reservoir Diagnostics segment gross profit for the nine months ended September 30, 2007 was $14.6 million, or 43% of revenues, compared to $9.8 million, or 42% of revenues, for the same period in 2006. The increase in gross profit and gross profit margin was primarily due to increased utilization of staff and equipment and strong software sales.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $29.1 million of SG&A expenses and $1.2 million of other operating expenses for the nine months ended September 30, 2007 compared to $24.7 million and $0.4 million, respectively for the nine months ended September 30, 2006. As a percentage of revenues, SG&A expenses increased to 11.8% for the first nine months of 2007 compared to 11.0% for the same period in 2006.
Proppant segment expenses consisted of $19.6 million of SG&A expenses and $1.2 million of other operating expenses for the nine months ended September 30, 2007 compared to $17.5 million and $0.4 million, respectively, for the nine months ended September 30, 2006. SG&A expenses increased primarily because of commencement of operations in Russia in 2007 and planned increases in marketing activity, research and development activity, and administrative and legal expenses to support revenue growth. As a percentage of revenues, SG&A expenses increased to 9.2% in 2007 from 8.7% in 2006. Other operating expenses of $1.2 million for the nine months ended September 30, 2007 consisted primarily of the final start-up costs associated with the Company’s new manufacturing facility in Russia while other operating expenses of $0.4 million for the nine months ended September 30, 2006 consisted mostly of final start-up costs associated with the new manufacturing facility in Toomsboro, Georgia that began production in January 2006.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $9.5 million, or 28% of revenues, for the nine months ended September 30, 2007 compared to $7.2 million, or 31% of revenues, for the nine months ended September 30, 2006. The increase in aggregate expense was primarily due to greater technology development spending on the growing reservoir monitoring business as well as increases in marketing and administrative expenses necessary to support revenue growth.
Income Tax Expense. The Company’s effective income tax rate was 33.5% for the nine months ended September 30, 2007 and 35.3% for the nine months ended September 30, 2006. The effective tax rate decreased primarily due to lower state income tax obligations compared to prior year estimates and adjustment of deferred income tax liabilities resulting from changes in certain state income tax regulations.
Liquidity and Capital Resources
At September 30, 2007, the Company had cash and cash equivalents of $7.4 million compared to cash and cash equivalents of $25.0 million and short-term investments of $7.5 million at December 31, 2006. For the nine months ended September 30, 2007, the Company generated $39.8 million in cash from operations, received

$0.8 million in proceeds from employee exercises of stock options, retained $0.1 million in cash from excess tax benefits relating to stock based compensation to employees and received $7.5 million for net purchases and maturities of short-term investments. Use of cash included $54.1 million of capital spending, $2.5 million for a business acquisition, and $9.3 million of cash dividends. The Company also borrowed and repaid $3.0 million under its unsecured line of credit. Major capital spending for the Proppant segment during the period included construction of the second production line at the manufacturing facility in Toomsboro, Georgia that is expected to be completed in late 2007, construction of a new proppant manufacturing facility in Kopeysk, Russia completed in the first half of 2007, and a distribution facility expansion at Rock Springs, Wyoming. Capital spending for the Fracture and Reservoir Diagnostics segment totaled $9.0 million.
The Company believes its 2007 and 2008 results will continue to be heavily influenced by the level of natural gas drilling in North America. Given the levels of natural gas inventories in the U.S. and the current low levels of drilling activity in Canada, there is the possibility of a short-term contraction in drilling activity in North America which could negatively impact sales of the company’s ceramic proppants. To offset the decreasing industry activity levels in North America the Company intends to increase the number of field trials it initiates to demonstrate the value of ceramic proppant relative to alternative proppants, continue to add resources to increase its revenues outside of North America, evaluate opportunities to reduce costs in the proppant production and distribution operations, develop a proppant targeted at the growing market for slick-water fracture treatments, and add technical resources necessary to meet the growing demand for Pinnacle Technologies’ products and services. The Company believes that demand for the technologies offered by Pinnacle in fracture mapping and reservoir monitoring will continue to grow and will remain particularly strong in key North American unconventional resource plays such as shale formations and heavy oil recovery. The Company believes any slow-down in activity is likely to be of a relatively short duration due to the increasing depletion rates in North American gas wells and the impact that lower levels of drilling activity will have on natural gas supply and price. The Company further believes that, after having finished the major expansion of its proppant manufacturing facilities in the fourth quarter of 2007, capital spending requirements will decrease in subsequent quarters and the Company should begin to increase its cash available for other business purposes.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On October 16, 2007, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.14 per share to shareholders of the Company’s Common Stock on October 31, 2007. The Company estimates its total capital expenditures for the remainder of 2007 will be approximately $9.0 to $11.0 million, including expansion of its manufacturing facility in Toomsboro, Georgia.
The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2007, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2007, the Company’s net investment that is subject to foreign currency fluctuations totals $84.3 million and the Company has recorded net cumulative foreign currency translation adjustments of $3.0 million. These currency translation adjustments are included in other comprehensive income. Also, the Company’s subsidiary in Russia has borrowed $39.6 million, as of September 30, 2007, from another subsidiary of the Company to fund construction of the manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2007.
The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. As of September 30, 2007, there was no outstanding debt under the credit agreement. The Company does not believe that it has any material exposure to market risk associated with interest rates.
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
As of the end of the quarter ended September 30, 2007, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon such evaluation and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS
See Note 10 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable
ITEM 5.   OTHER INFORMATION
Not applicable
ITEM 6.   EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1*	First Amendment to Employment Agreement of Gary A. Kolstad dated as of October 16, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*— Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: October 26, 2007

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.1*	First Amendment to Employment Agreement of Gary A. Kolstad dated as of October 16, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*— Filed herewith