Form 10-K
period 2007-12-31
CARBO CERAMICS INC
filed 2008-02-28
CIK 1009672

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(972) 401-0090
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 29, 2007, as reported on the New York Stock Exchange, was approximately $637,639,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2008, the Registrant had 24,588,761 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held April 15, 2008, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest producer and supplier of ceramic proppant and the largest provider of fracture and reservoir diagnostic services and fracture simulation software through its subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The Company sells its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells.

Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops. The proppant-filled fracture creates a permeable channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin-coated sand and ceramic. Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the most expensive. The higher initial cost of ceramic proppant is justified by the fact that the use of these proppants in certain well conditions results in an increase in the production rate of oil and natural gas, an increase in the total oil or natural gas that can be recovered from the well and, consequently, an increase in cash flow for the operators of the well. The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.

Pinnacle provides fracture and reservoir diagnostic services, sells fracture simulation software and provides fracture design services to oil and natural gas companies worldwide. Using proprietary technology and software, Pinnacle can map fractures as they are created, providing well operators with key information regarding the dimensions and orientation of the fracture. This information is vital to optimizing the design of individual fracture treatments in a reservoir and for well placement within a field. The Company currently estimates that less than 3% of wells fractured worldwide utilize fracture diagnostics.

Demand for ceramic proppant and fracture diagnostic services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and natural gas wells that are hydraulically fractured to stimulate production.

The Company conducts its business within two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Financial information about these operating segments is provided in Note 11 to the Company’s Consolidated Financial Statements.

The Company primarily manufactures five distinct ceramic proppants. The Company has historically pursued a strategy of introducing new products that expand the market for ceramic proppants relative to sand-based proppants. CARBOHSP® and CARBOPROP® are premium priced, high strength proppants designed primarily for use in deep gas wells. CARBOHSP® has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep gas wells. CARBOPROP® is slightly lower in weight and strength than CARBOHSP® and was developed for use in deep gas wells that do not require the strength of CARBOHSP®.

CARBOLITE® and CARBOECONOPROP® are lightweight ceramic proppants designed for use in natural gas wells of moderate depth and oil wells. CARBOLITE® is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOLITE® is most commonly used in oil wells.

CARBOECONOPROP®, introduced in 1992 to compete directly with sand-based proppant and CARBOHYDROPROPtm, introduced in late 2007 to improve performance in “slickwater” fracture treatments, are the Company’s lowest priced products. Sales volume of CARBOECONOPROP® has generally grown at a faster rate than the Company’s other ceramic proppants. While it is too early to fully predict the effects of introducing CARBOHYDROPROPtm, the Company expects operators will also use this product in place of sand-based alternatives.

Based on information provided by a third-party survey, the Company estimates that it supplies approximately 36% of the ceramic proppant and 6% of all proppant used worldwide. During the year ended December 31, 2007, the Company generated approximately 66% of its revenues in the U.S. and 34% in international markets.

The services and products offered through the Company’s fracture and reservoir diagnostics operating segment consist primarily of fracture mapping services that utilize proprietary technology and software to determine the geometry of hydraulic fractures. Operators of oil and natural gas wells use this information to improve fracture design and to determine optimal well placement within a reservoir. The optimization of fracture design and well placement can be instrumental in increasing the amount of oil or natural gas that is produced from a reservoir and can reduce overall reservoir development costs. The Company’s fracture and reservoir diagnostics operating segment also provides services to monitor the long-term flow of fluids through a reservoir. Pinnacle also provides fracture engineering and design services as well as develops and sells the most widely used hydraulic fracture software modeling system to aid in the design of hydraulic fractures.

Competition

In the Proppant segment, the Company’s largest worldwide competitor is Saint-Gobain Proppants (“Saint-Gobain”), formerly Norton Proppants. Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of high-strength and intermediate strength ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and has announced that it expects to complete a manufacturing facility in Venezuela in 2008. Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures bauxite-based products similar to the Company’s CARBOHSP® and CARBOPROP® products, and markets those products primarily in the United States. Curimbaba introduced its intermediate strength ceramic proppant in the United States upon the expiration of the intermediate strength proppant patent held by the Company in November 2006.

There are two manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. While the Company has limited information about Borovichi and FORES, the Company believes that each of these companies primarily manufactures intermediate strength ceramic proppants and markets their products within Russia. The Company also believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. The two largest of these are Yixing Orient Petroleum Proppant Company, Ltd. and GuiZhou LinHai New Material Company, Ltd. Each of these companies produces intermediate strength ceramic proppants that are marketed primarily in China.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and Borovichi. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROPtm products compete primarily with ceramic proppant produced by Saint-Gobain and Curimbaba and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Hexion Specialty Chemicals, Inc. (formerly Borden Chemical, Inc. Oilfield Products Group) and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and readily available, and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Since 1993, the Company has consistently expanded its manufacturing capacity and plans to continue its strategy of adding capacity, as needed, to meet anticipated future increases in sales demand. Between 2005 and 2007, the Company expanded its proppant manufacturing capacity by approximately 80% in a three-year period.

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

In 1992, Pinnacle was the first company to offer a successful commercial fracture diagnostic service utilizing tiltmeters to directly measure movements in the surface of the earth that occur when a fracture is created. Pinnacle has continued to improve the technology to map fractures and currently utilizes these near surface tiltmeters as well as tiltmeters and microseismic tools that are deployed downhole in either the well that is being fractured or a nearby observation well. A number of major oilfield service companies are actively attempting to develop competing fracture mapping services. Pinnacle has expanded the use of the technologies initially developed for fracture mapping to perform monitoring of long-term reservoir processes. Pinnacle performs reservoir diagnostic services through the use of tiltmeters, microseismic mapping, fiber optic sensing, GPS, as well as pressure and temperature monitoring. A number of major oilfield service companies are actively attempting to develop and market competing reservoir monitoring services.

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

Customers and Marketing

The Company’s largest customers for ceramic proppant are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, three of the largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 62% and 70% of the Company’s 2007 and 2006 revenues, respectively. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company sells its fracture and reservoir diagnostic services directly to owners and/or operators of oil and gas wells.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company markets its products both to oilfield service companies and to owners and operators of natural gas and oil wells. The Company markets its fracture and reservoir diagnostic services directly to owners and/or operators of oil and gas wells. While the Company has historically marketed its products and services through separate marketing channels, the Company believes that both of its operating segments can benefit from a combined marketing approach that offers its customers product and service solutions for specific reservoirs. The Company has taken steps to facilitate this combined marketing approach including appointing a single corporate officer to oversee the marketing activities of both operating segments and co-locating the marketing and sales teams of both operating segments. The Company plans to increase the size of its technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture and reservoir diagnostic services.

While the Company’s products have historically been used in deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its new product introductions and education-based technical marketing efforts have allowed it to capture a greater portion of the market for sand-based proppant in recent years and will continue to do so in the future.

The Company provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company’s ceramic proppant versus alternatives in the hydraulic fracturing of a natural gas or oil well. In addition to the increased technical marketing effort, the Company from time to time engages in large-scale field trials to demonstrate the economic benefits of its products and validate the findings of its computer simulations. Periodically, the Company provides proppant to production companies for field trials, on a discounted basis, in exchange for a production company’s agreement to provide production data for direct comparison of the results of fracturing with ceramic proppant as compared to alternative proppants.

In 2007 the Company’s international marketing efforts were conducted primarily through its sales offices in Aberdeen, Scotland, Beijing, China and Moscow, Russia, and through commissioned sales agents located in South America and China. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 34%, 34% and 40% of the Company’s sales for 2007, 2006 and 2005, respectively. The decrease in the proportion of international sales in 2006 was primarily attributable to decreased demand for the Company’s products in Russia. The primary reason for the sales decline in Russia was an increase in the availability of locally produced proppant, the pricing of which excludes the customs duties, tariffs and transportation expenses associated with imported products. The Company completed construction of a manufacturing facility in Kopeysk, Russia in the second quarter of 2007 and expects that having local manufacturing capacity will help it regain market share in Russia. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2007	2006	2005
	($ in millions)

Location
United States	$223.1	$205.0	$152.6
International	117.2	107.1	100.1

Total	$340.3	$312.1	$252.7

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant. The Company has been expanding manufacturing capacity consistently since 1999. Between mid-1999 and early 2003, the Company constructed and subsequently expanded its manufacturing facility in McIntyre, Georgia, which currently has the capacity to manufacture 275 million pounds per year. The Company’s manufacturing facility in Luoyang, China, was completed in 2002 and expanded in 2004, to its current annual manufacturing capacity of 100 million pounds per year.

In early 2006, the Company completed construction of a manufacturing facility in Toomsboro, Georgia at a cost of $61.3 million and with production capacity of 250 million pounds per year. A second production line at this facility, also with production capacity of 250 million pounds per year, was completed in the fourth quarter of 2007 and commenced operations in January 2008. This plant efficiently produces high volumes of the Company’s low-

cost, lightweight CARBOECONOPROP®, and is being utilized to produce the Company’s newly-introduced CARBOHYDROPROPTM product. The plant is designed to accommodate future expansion to a capacity of up to one billion pounds per year through the construction of two additional production lines. The addition of subsequent lines will be dependent on the expected future demand for the Company’s products.

The Company initiated construction of a manufacturing facility in Kopeysk, Russia, in June 2005. This facility was completed in the second quarter of 2007 and has an annual capacity of 100 million pounds.

In the fourth quarter of 2007, the Company announced its plan to idle production at its New Iberia facility originally constructed in 1978. A transition plan for this event is being implemented, and the Company does not expect it to have a material impact on its ability to meet demand for the Company’s products. The Company’s decision to idle production at this facility was based on the rising cost of imported raw material and the small scale of the New Iberia facility. The production of products currently manufactured in the New Iberia facility is expected to be moved to the Company’s facility in McIntyre, Georgia.

The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

	Annual
Location	Capacity		Products
	(millions of pounds)

New Iberia, Louisiana	120		CARBOHSP® and CARBOPROP®
Eufaula, Alabama	260		CARBOLITE® and CARBOECONOPROP®
McIntyre, Georgia	275		CARBOLITE®, CARBOECONOPROP® CARBOHSP® and CARBOPROP®
Toomsboro, Georgia	500		CARBOECONOPROP® and CARBOHYDROPROPtm
Luoyang, China	100		CARBOPROP® and CARBOLITE®
Kopeysk, Russia	100		CARBOPROP® and CARBOLITE®

Total current capacity	1,355	*

*	Production activities at the New Iberia facility are expected to be idled in 2008. Excluding capacity at the New Iberia facility, total annual capacity is approximately 1.2 billion pounds.

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2007	2006	2005
	($ in millions)

Long-lived assets:
United States	$239.1	$200.0	$173.9
International (primarily China and Russia)	65.9	58.8	31.6

Total	$305.0	$258.8	$205.5

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at 13 remote stocking facilities located in Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Alice, Texas; Shreveport, Louisiana; Williston, North Dakota; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Alexandria, Egypt; Tianjin, China; Surgut, Russia; and Singapore. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities as well as rail yards for direct transloading from rail car to tank trucks. The Company owns the facilities in San Antonio, Alice,

Rock Springs, Edmonton and Grande Prairie and subcontracts the operation of the facilities and transportation to a local trucking company in each location. The remaining North American stocking facilities are owned and operated by local companies under contract with the Company. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 660 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

Raw Materials

Ceramic proppant is made from alumina-bearing ores (commonly referred to as clay, bauxite, bauxitic clay or kaolin, depending on the alumina content) that are readily available on the world market. Bauxite is largely used in the production of aluminum metal, refractory material and abrasives. The main known deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable known deposits are located in Australia, Brazil, China, Gabon, Guyana, India, Jamaica, Russia and Surinam.

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses imported bauxite, and typically purchases its annual requirements at the seller’s current prices. The Company has historically purchased bauxite from a single supplier in Australia. However, this supplier exited this business in 2007. The Company recently signed in 2008 a three-year supply agreement for a portion of its annual bauxite requirement from a supplier that will mine bauxite in Guyana, and is actively evaluating alternative suppliers for future bauxite requirements.

The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE® and CARBOECONOPROP®. The Company has entered into a contract that requires a supplier to sell to the Company up to 200,000 net tons of kaolin per year and the Company to purchase from the supplier 70% of the Eufaula facility’s annual kaolin requirements through 2010.

The Company’s two production facilities in Wilkinson County, Georgia, use locally mined uncalcined kaolin for the production of CARBOECONOPROP® and CARBOHYDROPROPtm. During 2002 and 2003, the Company acquired on both a fee simple and leasehold basis, acreage in Wilkinson County, Georgia, which contains approximately 12 million tons of raw material suitable for production of CARBOLITE® and CARBOECONOPROP®. At 2008 planned production rates the acquired raw material would supply the needs of the two Georgia facilities for a period of approximately 22 years. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport at least 80% of the McIntyre facility’s annual kaolin requirement.

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

The Company’s production facility Kopeysk, Russia currently uses uncalcined bauxite for the production of CARBOPROP®. Bauxite is purchased under annual agreements that stipulate fixed prices for up to a specified quantity of material. For 2008, the supply agreement provides for up to 89,800 metric tons of bauxite at fixed prices.

Production Process

Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small pellets and firing the pellets in a rotary kiln. The Company uses two different methods to produce ceramic proppant.

The Company’s plants in New Iberia, Louisiana; McIntyre, Georgia; Kopeysk, Russia and Luoyang, China use a dry process, which utilizes clay, bauxite, bauxitic clay or kaolin. The raw material is ground, pelletized and screened. The manufacturing process is completed by firing the product in a rotary kiln. The Company believes its competitors also use some form of the dry process to produce their ceramic proppant.

The Company’s plants in Eufaula, Alabama and Toomsboro, Georgia, use a wet process, which starts with kaolin from local mines which is formed into a slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln. The Company believes it is the only company in the ceramic proppant industry that utilizes the wet process.

Patent Protection and Intellectual Property

The Company makes ceramic proppant and ceramic media used in foundry and scouring processes (the later two items comprising a minimal volume of overall sales) by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

The Company owns five U.S. patents, three Russian patents, one Argentinean patent and one Singapore patent. One of the Company’s U.S. patents relates to the CARBOLITE® and CARBOECONOPROP® products and will expire in 2009. Another of the Company’s U.S. patents relates to a low-apparent specific gravity ceramic proppant, and will expire in 2022. Two of the Company’s U.S. patents and the Company’s Singapore patent relate to TiO2 scouring media, a titanium-based media used in scouring processes, and will expire in 2023 through 2025. The Company’s Russian patents relate to lightweight and intermediate strength proppants that it produces in its Russian manufacturing facility and will expire in 2025 through 2026. The Company’s Argentinean patent relates to the CARBOPROP® product and will expire in 2008.

In November of 2006, the U.S. patent related to the Company’s CARBOPROP® product expired. Given that only a limited period of time has passed since the patent’s expiry, the Company has not yet gathered sufficient data to provide projections on whether the expiry will have a material impact on overall sales.

The Company owns eleven U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions). Two of the U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) cover scouring and grinding media, and processes for their preparation. Two of the U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) cover ceramic foundry media, and processes for making ceramic foundry media. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have been and will continue to be important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of its patent rights. Past disputes with the Company’s main competitors have been resolved in settlements that permit the Company to continue to benefit fully from its patent rights. The Company and one of these competitors have cross-licensed certain of their respective patents relating to intermediate and low density proppant on both a royalty-free and royalty-bearing basis. Royalties under these licenses are not material to the Company’s financial results. As a result of these cross licensing arrangements, the Company is able to produce a broad range of ceramic proppant while third parties are unlikely, during the term of such patents, to be able to produce certain of these ceramic proppants without infringing on the patent and/or licensing rights held by the Company, the above-referenced competitor or both. In addition to patent rights, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. None of this “know-how” and technology is licensed to or from third parties.

Pinnacle provides engineering services to the energy industry, using processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents. Pinnacle owns seven U.S. patents, one of which is co-owned with Halliburton Energy Services, Inc. Some of these U.S. patents are licensed to third parties; however such licenses are not material to Pinnacle’s financial results. Two of these U.S. patents relate to systems and methods for determining the orientation of natural fractures using sensors in observation wells to receive and evaluate signals indicative of microseismic events and movement along the surface of the fractures. One of these patents expires in 2018 and the other expires in 2023. The U.S. patent that is co-owned with Halliburton Energy Services, Inc. relates to methods of fracturing a formation using tiltmeters to detect dimensions of the fracture, and comparing the measured magnitude of the fracture dimension with a predetermined modeled magnitude of the same fracture dimension. This patent expires in 2023. Another of Pinnacle’s U.S. patents, which will expire in 2018, relates to systems for facilitating information retrieval while drilling a well that include fiber optic cables adapted for insertion into a drill string. Another of Pinnacle’s U.S. patents expires in 2017 and relates to systems for monitoring fracturing that include vertical tilt array and/or linear sensing arrays. Another of Pinnacle’s U.S. patents relates to microseismic event detectors that analyze microseismic waves sensed at receiver stations. This patent expires in 2016. Another of Pinnacle’s U.S. patents will expire in 2021 and relates to a treatment well tiltmeter system that includes one or more tiltmeter assemblies located within an active treatment well.

Pinnacle also owns five U.S. patent applications (together with a number of counterparts pending in foreign jurisdictions) that relate to certain of its proprietary systems and methods for monitoring and analyzing microseismic events and fractures. The patent applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all. Pinnacle also licenses several patents from third parties for use in its business. In addition to patent rights, Pinnacle uses a significant amount of “know-how” and other proprietary technology in the conduct of its business, and a substantial portion of this “know-how” and technology is licensed by Pinnacle from third parties.

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. However, on January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Department of Environmental Protection regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. The Company received an additional NOV with respect to emissions from its McIntyre facility in May 2007. The NOVs call for performance testing of these emissions and further dialogue with the relevant government agencies. The Company is assessing what impact, financial or otherwise, that might result from the NOVs, and does not at this time have an estimate of costs associated with compliance. See “Item 3. Legal Proceedings.”

Employees

At December 31, 2007, the Company had 759 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Form 10-K, the Company’s Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe”, “expect”, “anticipate”, “project”, “estimate”, “forecast”, “plan” or “intend” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company’s forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of the Company’s forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

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

The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”). For further information, see “Item 1A. Risk Factors.”

Available Information

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are made available free of charge on the Company’s internet website at http://www.carboceramics.com as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, Room 1580, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. A prolonged reduction in natural gas and oil prices would depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.

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

During 2007, our largest customers were, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, three of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 62% of our 2007 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.

We own five United States patents, three Russian patents, one Singapore patent and one Argentinean patent relating to ceramic proppant. These patents generally cover the manufacture and use of some of our products. The U.S. patents expire at various times in the years 2009 through 2023, with one key patent expiring in 2009. We believe that these patents have been and will continue to be important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld. The entry of additional competitors into the market to supply ceramic proppant following expiration of our U.S. patent rights could have a material adverse effect on our results of operations and financial condition.

Third parties may claim that we are infringing their intellectual property rights.

In addition to patent rights, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. Although the Company does not believe that it is infringing upon the intellectual property rights of others by using such proprietary information and technology, it is possible that such a claim will be asserted against the Company in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, the Company could experience loss or cancellation of customer orders, experience product shipment delays, or be subject to significant liabilities to third parties. If our products were found to infringe on a third party’s proprietary rights, the Company could be required to enter into royalty or licensing agreements to continue selling its products. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all, which could seriously harm our business. Involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a materially adverse effect on the Company’s business.

We operate in an increasingly competitive market.

We compete with other principal suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The proppant market is highly competitive and no one supplier is dominant. The expiration of key patents owned by the Company may result in additional competition in the market for ceramic proppant.

Major oilfield service companies offer or are developing competing fracture mapping and reservoir monitoring services.

A number of major oilfield service companies are actively attempting to develop or presently market fracture mapping and reservoir monitoring services that compete with those offered by Pinnacle. A number of these companies are larger and have more resources than the Company. If one or more of these companies develops and markets fracture mapping or reservoir monitoring services that effectively compete with those offered by Pinnacle, the revenues and net income of the Company could be adversely affected.

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

We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. Moreover, as discussed in “Item 3 — Legal Proceedings” of this Form 10-K, we received two NOVs from the State of Georgia Environmental Protection Division (“EPD”) during 2007. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of environmental laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

International revenues accounted for approximately 34%, 34% and 40% of our total revenues in 2007, 2006 and 2005, respectively. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

Undetected defects in Pinnacle’s fracture simulation software could adversely affect its business.

Despite extensive testing, Pinnacle’s software could contain defects, bugs or performance problems. If any of these problems are not detected, the Company could be required to incur extensive development costs or costs related to product recalls or replacements. The existence of any defects, errors or failures in Pinnacle’s software products may subject Pinnacle to liability for damages, delay the development or release of new products and adversely affect market acceptance or perception of Pinnacle’s software products or related services, any one of which could materially and adversely affect the Company’s business, results of operations and financial condition.

A significant failure of our computer systems or networks in connection with the implementation of new enterprise software could adversely affect our business.

We plan to implement new enterprise resources planning software during 2008. We plan to use internal resources, as well as the software supplier and other outside software consultants, to implement the software. To mitigate the risks associated with the implementation, we have installed a full hardware and software test environment, separate from our operating environment, to thoroughly test and validate the new software. The test environment may not completely match the operating environment, thereby reducing the accuracy of our tests. While we have a detailed implementation plan, all software implementations of this complexity have inherent risks, including, without limitation, potential interruptions in service that could adversely affect our relationships with our suppliers and customers.

The market price of our common stock will fluctuate, and could fluctuate significantly.

The market price of the Company’s common stock will fluctuate, and could fluctuate significantly, in response to various factors and events, including the following:

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

The Company maintains its corporate headquarters (approximately 8,000 square feet of leased office space) in Irving, Texas, owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities through 2016, at which time title will be conveyed to the Company. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. In early 2007, the Company completed construction of an office building in Houston, Texas which houses the combined sales teams of the proppant and Pinnacle units as well as certain of Pinnacle’s operations (approximately 32,000 square feet located on 6.1 acres). The Company owns the buildings and production equipment at its facility in Kopeysk, Russia, and leases the land on which the facility is located under the terms of a lease agreement with the local government that extends through 2055. The Company leases space for sales offices in Aberdeen, Scotland and Moscow, Russia.

The New Iberia, Louisiana facilities are located on 26.7 acres of land owned by the Company, and consist of two production units, a laboratory, two office buildings and a warehouse, totaling approximately 197,000 square feet collectively. The Eufaula, Alabama, facilities are located on 14 acres of land owned by the Company, and consist of one production unit, a laboratory and an office, collectively totaling approximately 113,700 square feet.

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

The facilities in McIntyre, Georgia are located on approximately 36 acres of land and consist of various production and support buildings, a laboratory building, a warehouse building and an administrative building, collectively totaling approximately 196,100 square feet. The facility in Toomsboro, Georgia is located on approximately 13 acres of an approximately 786-acre tract of property leased by the Company. The facility consists of various production and support buildings, two laboratory buildings, and an administrative building, collectively totaling approximately 113,900 square feet.

The facility in Luoyang, China is located on approximately 11 acres and consists of various production and support buildings, a laboratory, and two administrative buildings, collectively totaling approximately 118,000 square feet. The facility in Kopeysk, Russia is located on approximately 60 acres and consists of various production and support buildings and an administrative building totaling together approximately 103,000 square feet.

The Company’s customer service and distribution operations are located at the New Iberia facility, while its quality control, testing and development functions operate at the New Iberia, Eufaula and McIntyre facilities. The Company owns distribution facilities in San Antonio, Texas; Alice, Texas; Rock Springs, Wyoming; and Edmonton and Grande Prairie, Alberta, Canada and leases its other distribution facilities.

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

Pinnacle maintains leased office space in San Francisco, California (approximately 7,000 square feet); Centennial and Denver, Colorado; Oklahoma City, Oklahoma; Delft, The Netherlands; and Calgary, Alberta, Canada. Pinnacle also owns its field office (approximately 2,800 square feet) in Bakersfield, California.

Item 3.	Legal Proceedings

On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a NOV from the State of Georgia EPD regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV, related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid June and is in process of submitting additional information. The EPD has not yet issued a response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Item 4A.	Executive Officers of the Registrant

Gary A. Kolstad (age 49) was elected on June 1, 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services — U.S. Onshore and Vice President, Global Accounts.

Paul G. Vitek (age 49) has been the Senior Vice President of Finance and Administration and Chief Financial Officer since January 2000. Prior to serving in his current capacity, Mr. Vitek served as Vice President of Finance from February 1996 and has served as Treasurer of the Company since 1988. Mr. Vitek served as Secretary to the Company from 1998 to January of 2006.

Mark L. Edmunds (age 52) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

David G. Gallagher (age 49) was appointed as Vice President, Marketing and Sales on April 16, 2007. Mr. Gallagher previously held a variety of positions over a 26 year period with Schlumberger, Ltd., where from 2002 until 2007, he served as Director of Marketing for Venezuela, Trinidad and the Caribbean.

M. Kevin Fisher (age 51) was appointed President of Pinnacle Technologies, Inc. as well as Vice President of the Company, effective June 2006. Mr. Fisher has been employed with Pinnacle since September 2000, most recently as Vice President of Business Development. Prior to joining Pinnacle, Mr. Fisher served Halliburton Energy Services and ProTechnics Division of Core Laboratories in a variety of technical and management positions.

R. Sean Elliott (age 33) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer on January 15, 2008. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

All officers are elected for one-year terms or until their successors are duly elected. There are no arrangements between any officer and any other person pursuant to which he was selected as an officer. There is no family relationship between any of the named executive officers or between any of them and the Company’s directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The approximate number of holders, including both record holders and individual participants in security position listings, of the Company’s common stock at February 15, 2008, was 14,492.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years were:

	2007			2006
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$46.93	$34.34	$0.12	$67.67	$50.71	$0.10
June 30	48.33	41.37	0.12	65.83	44.37	0.10
September 30	51.00	41.35	0.14	50.20	34.21	0.12
December 31	51.94	36.69	0.14	39.81	32.16	0.12

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

The Company made no purchases of any of its equity securities during the fourth quarter of 2007.

Equity Compensation Plans and Stock Performance Graph

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference as described in Item 12 of Part III. A stock performance graph comparing shareholder return on the Company’s common stock versus selected indexes is set forth in Item 12 of Part III.

Item 6.	Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$340,351	$312,126	$252,673	$223,054	$169,936
Cost of sales	221,202	196,133	153,941	131,648	103,769

Gross profit	119,149	115,993	98,732	91,406	66,167
Selling, general and administrative expenses(1)	41,098	35,206	28,432	26,008	19,153

Operating profit	78,051	80,787	70,300	65,398	47,014
Other, net	3,349	3,027	1,783	824	73

Income before income taxes	81,400	83,814	72,083	66,222	47,087
Income taxes	27,530	29,561	25,463	24,549	17,518

Net income	$53,870	$54,253	$46,620	$41,673	$29,569

Earnings per share
Basic	$2.21	$2.23	$1.94	$1.75	$1.27

Diluted	$2.20	$2.22	$1.93	$1.73	$1.26

	December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$144,272	$143,925	$148,287	$146,282	$92,709
Current liabilities excluding bank borrowings	33,264	34,246	36,309	29,192	16,432
Bank borrowings-current	—	—	—	—	—
Property, plant and equipment, net	275,826	231,748	179,500	125,385	116,664
Total assets	453,123	404,665	355,796	297,517	235,124
Total shareholders’ equity	389,439	342,859	293,366	244,367	200,139
Cash dividends per share	$0.52	$0.44	$0.36	$0.29	$0.25

(1)	Selling, general and administrative (SG&A) expenses for 2007, 2006, 2005, 2004 and 2003 include costs of start-up activities of $1,215,000, $474,000, $1,092,000, none, and $80,000, respectively. Start-up costs for 2007 are related primarily to the new production facility in Kopeysk, Russia. Start-up costs for 2006 and 2005 are related primarily to the new production facility in Toomsboro, Georgia. Start-up costs for 2003 are related to expansion of the McIntyre and New Iberia facilities and initial operation of the Luoyang, China facility. SG&A expenses in 2007, 2006, 2005, 2004 and 2003 also include losses of $268,000, none, $95,000, $1,144,000 and $717,000, respectively, associated with the disposal of certain equipment and impairment of certain Pinnacle software.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In recent years, the Company has expanded its operations outside the United States. In 2002 the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russia, and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russia and completed construction of this new facility during the first half of 2007. The Company believes international operations will continue to represent an important role in its future growth.

Revenue growth in recent years has been driven largely by increases in ceramic proppant sales volume, but fracture and reservoir diagnostic services are becoming an increasingly important part of revenue growth. Because ceramic proppant is used on less than 20 percent of fractures worldwide, the Company believes there is significant potential for growth in the future. As a result, in recent years, the Company has added significant new manufacturing capacity to meet anticipated future demand. The Company began producing product from a new manufacturing facility in Toomsboro, Georgia in January 2006 with the ability to operate at design capacity of 250 million pounds per year. Construction of a second production line at the Toomsboro facility was completed during the fourth quarter of 2007 and production started in January 2008. This second line added an additional 250 million pounds of annual capacity. The manufacturing facility in Russia, completed during the first half of 2007, is designed to have initial production capacity of 100 million pounds per year. As a result of these changes, the Company has expanded its proppant manufacturing capacity by approximately 80% over a three-year period. This expansion will be partially offset by the Company’s recently announced plans to idle production at its oldest manufacturing facility, located in New Iberia, Louisiana, during the first half of 2008. This facility has a designed production capacity of 120 million pounds per year. The idling of this plant will reduce production costs and is based on the rising cost of imported raw material and the small scale of that facility. Because the Company’s ceramic proppants compete in part against lower-cost alternatives, the Company expects its future revenue growth to be derived from increasing sales volume more so than from an increase in the selling price of ceramic proppant.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. As a result, the Company has more than tripled its production capacity since 1997 although it is not currently constructing any new manufacturing capacity. While the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products.

Operating profit margin for the Company’s proppant business is principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, the Company has experienced recent increases in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has varied from approximately 22% to 40% of total monthly direct production expense over the last three years due to price volatility of this fuel source. During 2005, market prices of natural gas increased sharply, peaking during the fourth quarter of that year. As a result, the average price of natural gas delivered to the Company’s U.S. manufacturing facilities increased 65% during the fourth quarter of 2005 compared to the average price during the first three quarters of that year and remained high during much of 2006. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. During 2007 the Company’s long-standing contract with its supplier of high strength raw materials, which are imported into the U.S., expired. The Company has experienced an increase in the cost of high strength raw materials as it seeks alternative suitable suppliers in other parts of the world. These materials are used to manufacture high-strength products, CARBOPROP® and CARBOHSP®, at the New Iberia, Louisiana and McIntyre, Georgia facilities. The delivered cost of bauxite, which represents approximately half of the cost of high strength products, increased 20% during 2007 and could increase as much as 15% to 25% in 2008. As these costs are expected to continue to increase, management will continue to pursue a long-term source of these materials to complement its strong position in lightweight raw material supplies. Despite the efforts to reduce exposure to changes in natural gas prices and the cost of high strength raw materials, it is possible that, given the significant portion of manufacturing costs represented by these items, operating margins may decline and changes in net income may not directly correlate to changes in revenue.

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

The Company expects that these activities will generate increased revenue; however selling, general and administrative expenses as a percentage of revenue may continue to increase in 2008 from 2007 levels as the company continues to expand outside of North America.

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

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 through 2007. As a result, the Company experienced record demand for its products and services worldwide. However, the Company’s ability to sell additional ceramic proppant was limited by its production capacity in 2004 and 2005. In 2006 and 2007, the Company benefited from the additional production capacity from its Toomsboro, Georgia manufacturing facility and established new records for sales volume, revenue and net income. From 2004 through 2007, the number of rigs actively drilling for oil and gas in the United States increased 48 percent. Overseas drilling activity remained strong in 2005 and through 2007, and the Company saw an increase in sales volume in many regions outside of North America. However, sales declined in the Russian market in 2005 and 2006 compared to 2004 due to an increase in the availability of locally-produced ceramic proppant and an increase in tariffs and freight surcharges on imported products. With the completion of the new manufacturing facility in Kopeysk, Russia during the first half of 2007, sales volume in the Russian market for 2007 increased from that of the previous year. International revenues represented 34%, 34% and 40% of total revenues from both operating segments in 2007, 2006 and 2005, respectively.

The Company’s fracture and reservoir diagnostics business is also impacted by the level of global drilling and hydraulic fracturing activity. In 2007 and 2006 this business benefited from increased acceptance and utilization of the Company’s fracture mapping services in unconventional natural gas formations and from the developing reservoir monitoring market. The Company believes that the demand for the services provided by its fracture and reservoir diagnostic business will increase as oil and gas production companies develop increasingly complex, unconventional reservoirs in North America and globally. Fracture and reservoir diagnostic services accounted for 15%, 11% and 11% of total revenues for 2007, 2006 and 2005, respectively.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2007, approximately 47% of the balance in trade accounts receivable was attributable to those three customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by material amounts. At December 31, 2007, the allowance for doubtful accounts totaled $1.8 million.

Inventory is stated at the lower of cost or market. Obsolete or unmarketable inventory historically has been insignificant and generally written off when identified. Assessing the ultimate realization of inventories requires judgments about future demand and market conditions, and management believes that current inventories are properly valued at the lower of cost or market. Accordingly, no reserve to write-down inventories has been recorded. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Income taxes are provided for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

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

Results of Operations

Net Income

		Percent		Percent
	2007	Change	2006	Change	2005
	($ in thousands)

Net Income	$53,870	(1)%	$54,253	16%	$46,620

For the year ended December 31, 2007, the Company reported net income of $53.9 million, a decline of 1% compared to the previous year. For 2007 the Company experienced a 9% increase in revenues, which represented the fifth consecutive year the Company achieved a new revenue record. The increase in revenues was offset by a decline in gross profit margin versus the previous year due to a number of factors including: increased costs for high strength raw materials imported into the U.S., continued high manufacturing costs during the start-up of the Company’s manufacturing facility in Russia, increased field trial activity in which the Company sells its products at a discounted price, and increased pricing pressure in certain international markets. Selling, general and administrative expenses also increased to support higher operating and sales activity in an expanding global market. In addition, start-up costs in 2007, related primarily to the start-up of the Company’s manufacturing facility in Russia, increased $0.7 million from 2006, when the Company incurred costs associated with the completion and start-up of the first production line in Toomsboro, Georgia. Interest income, net of interest expense, in 2007 declined $1.2 million due to lower cash balances as a result of capital spending to add proppant manufacturing capacity. Finally, net income in 2007 benefitted from incremental gains of $1.5 million from the appreciation of Russian and

Chinese currencies relative to the U.S. dollar on the capital structure of its investments in those countries and a reduction in income taxes.

For the year ended December 31, 2006, the Company reported record net income of $54.3 million, 16% greater than the $46.6 million for the year ended December 31, 2005 and 2006 was the fourth consecutive year in which the Company established a new record for net income. Net income increased mainly due to record revenues from both operating segments. The increase in revenues was partially offset by a decline in gross profit margin versus the previous year primarily due to higher manufacturing costs in the Proppant segment. Net income in 2006 also benefited somewhat from lower start-up costs than experienced in 2005, as the bulk of start-up activities for the Company’s Toomsboro manufacturing facility occurred in late 2005.

Individual components of financial results by operating segment are discussed below.

Revenues

		Percent		Percent
	2007	Change	2006	Change	2005
	($ in thousands)

Consolidated revenues	$340,351	9%	$312,126	24%	$252,673
Revenues by operating segment:
Proppant	$290,859	5%	$278,020	23%	$225,751
Fracture and Reservoir Diagnostics	$49,492	45%	$34,106	27%	$26,922

Proppant segment revenues of $290.9 million for the year ended December 31, 2007 surpassed last year’s record of $278.0 million by 5%. Worldwide proppant sales volume increased for the fifth consecutive year to 908 million pounds and exceeded the 2006 sales record of 869 million pounds by 4%. The volume of ceramic proppant sold in North America remained unchanged from 2006 as a 5% increase in U.S. sales volume and a 65% increase in sales to Mexico were offset by a 26% decline in Canada. Overseas sales volume increased 30% led by an increase in sales volume in Russia following completion of the Company’s manufacturing facility there in the first half of 2007. In other overseas markets, sales volume increased 7% in 2007 compared to 2006. The average selling price of proppant remained relatively unchanged, from $0.320 per pound in 2006 compared to $0.321 per pound for 2007.

Fracture and Reservoir Diagnostics segment revenues of $49.5 million for 2007 increased 45% compared to $34.1 million for 2006. The increase in revenues from the prior year was primarily due to a 34% increase in fracture mapping services primarily related to gas well completions in North America. Fracture and Reservoir Diagnostics revenue benefited from increased acceptance and utilization of the Company’s fracture mapping services in unconventional natural gas formations as well as an 85% increase in revenue from the developing reservoir monitoring market.

Proppant segment revenues of $278.0 million for the year ended December 31, 2006 surpassed the prior year record of $225.8 million by 23% as a result of a 13% increase in sales volume and a 9% increase in the average selling price. Worldwide proppant sales volume increased for the fourth consecutive year to 869 million pounds and exceeded the 2005 sales record of 772 million pounds by 13%. The volume of ceramic proppant sold in North America increased 18% compared to 2005 as sales grew at a higher rate than North American drilling activity. The North American increase was partially offset by a 10% decline in overseas sales volume due to decreased sales in Russia. Excluding Russia, sales volume in overseas markets increased 16% over the previous year. International sales, which include overseas markets and the North American markets of Canada and Mexico, accounted for 35% of sales volume in 2006 compared to 40% in 2005. The average selling price of proppant in 2006 was $0.320 per pound compared to $0.293 per pound in 2005. The higher average selling price was due to increases in list prices that went into effect in June 2005 and November 2005 and, therefore, impacted only part of the year in 2005 but impacted the full year in 2006.

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

Gross Profit

		Percent		Percent
	2007	Change	2006	Change	2005
	($ in thousands)

Consolidated gross profit	$119,149	3%	$115,993	17%	$98,732
Consolidated gross profit %	35%		37%		39%
Gross profit by operating segment:
Proppant	$97,337	(3)%	$100,739	14%	$88,488
Proppant %	33%		36%		39%
Fracture and Reservoir Diagnostics	$21,812	43%	$15,254	49%	$10,244
Fracture and Reservoir Diagnostics %	44%		45%		38%

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

Proppant segment gross profit for 2007 was $97.3 million, or 33% of revenues, compared to $100.7 million, or 36% of revenues, for 2006. Gross profit decreased $3.4 million despite an increase of $12.8 million in revenue. The factors contributing to the decrease in the proppant gross profit from 2006 to 2007 are increased manufacturing and freight costs associated with the production and sale of high-strength proppants, continued high production costs during the start-up of the Company’s manufacturing facility in Russia, increased field trial activity in which the Company sells its products at a discounted price, and increased pricing pressure in certain international markets. These increased costs were partially offset by a reduction in natural gas costs in the Company’s U.S. manufacturing facilities. Although Proppant segment gross profit margins as a percent of revenues declined three consecutive years, the Company expects that the percentage in 2008 will be similar to that of 2007.

Fracture and Reservoir Diagnostics segment gross profit of $21.8 million for 2007 increased by 43% compared to gross profit of $15.3 million for 2006 primarily due to the increase in revenue for this segment. Gross profit margin for this segment decreased slightly from 45% in 2006 to 44% in 2007 due to higher direct cost of sales related to long-term reservoir monitoring projects and equipment sales.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2007	Change	2006	Change	2005
	($ in thousands)

Consolidated SG&A and other	$41,098	17%	$35,206	24%	$28,432
As a % of revenues	12%		11%		11%
SG&A and other by operating segment:
Proppant	$27,665	11%	$24,959	19%	$20,922
Proppant %	10%		9%		9%
Fracture and Reservoir Diagnostics	$13,433	31%	$10,247	36%	$7,510
Fracture and Reservoir Diagnostics %	27%		30%		28%

Proppant segment expenses consisted of $26.2 million of SG&A and $1.5 million of other operating expenses in 2007 compared to $24.5 million and $0.5 million, respectively, in 2006. SG&A expenses increased by $1.7 million due to increases in research and development activity, marketing activity in both domestic and international markets, and administrative expenses necessary to support higher sales activity in an expanding global market. Other operating expenses for 2007 consisted of $1.2 million of start-up costs primarily related to the start-up of the Company’s manufacturing facility in Russia and $0.3 million of loss on disposal of assets mainly attributed to the disposal of equipment at the McIntyre and Eufaula proppant plants. Other operating expenses in 2006 were primarily related to the startup of the Company’s new manufacturing facility in Toomsboro, Georgia that began operating in January of 2006. As a percentage of revenue, SG&A and other operating expenses increased to 10% in 2007 compared to 9% in 2006.

Fracture and Reservoir Diagnostics segment SG&A of $13.4 million for 2007 increased by 31% compared to $10.2 million for 2006. The $3.2 million increase in expenses was due to increased sales and marketing activity, technological development spending and administrative costs to support revenue growth. There were no other operating expenses for this segment in 2007 or 2006.

Proppant segment expenses consisted of $24.5 million of SG&A and $0.5 million of other operating expenses in 2006 compared to $19.8 million and $1.1 million, respectively, in 2005. SG&A expenses increased by $4.7 million due to increases in research and development activity, marketing activity in international markets, and administrative expenses necessary to support higher sales activity in an expanding global market. Other operating expenses in both 2006 and 2005 were primarily related to startup of the Company’s new manufacturing facility in Toomsboro, Georgia that began operating in January of 2006. As a percentage of revenue, SG&A and other operating expenses remained constant at 9%.

Fracture and Reservoir Diagnostics segment SG&A and other operating expenses of $10.2 million for 2006 increased by 36% compared to $7.5 million for 2005. The $2.7 million increase in expenses was due to increased sales and marketing activity to support revenue growth, increased technical development spending and increases in administration costs to support revenue growth.

Income Tax Expense

		Percent		Percent
	2007	Change	2006	Change	2005
	($ in thousands)

Income Tax Expense	$27,530	(7)%	$29,561	16%	$25,463
Effective Income Tax Rate	33.8%		35.3%		35.3%

Income tax expense is not allocated between the two operating segments. Consolidated income tax expense of $27.5 million for the year ended December 31, 2007 decreased 7% compared to 2006 due to a 3% decrease in pretax income, lower state income tax obligations compared to prior year, an adjustment of deferred income tax liabilities resulting from changes in certain state income tax regulations, and a $0.9 million reduction of estimated income tax resulting from preparation and filing of prior years’ tax returns. The effective income tax rate for 2007 was 33.8% compared to 35.3% for 2006.

Consolidated income tax expense of $29.6 million for the year ended December 31, 2006 increased proportionately with the 16% increase in taxable income compared to 2005. The effective income tax rate of 35.3% of pretax income in 2006 was unchanged from 2005.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of $12.3 million and no short-term investments compared to cash and cash equivalents of $25.0 million and short-term investments of $7.5 million at December 31, 2006. During 2007, the Company generated $59.7 million cash from operations, received $1.4 million from employee exercises of stock options, received $7.5 million from net purchases and sales of short-term investments, retained $0.2 million cash from excess tax benefits relating to stock-based compensation to employees, and accumulated $0.2 million cash from effect of exchange rate changes. Uses of cash included $65.0 million of capital spending, $2.5 million on a business acquisition, $1.5 million for part ownership in another company, and $12.7 million of cash dividends. In addition, during 2007 the Company borrowed and fully-repaid a total of $12.0 million on its credit facility. Major capital spending in 2007 included $30.5 million on a second production line at the Toomsboro facility, which was completed during the fourth quarter of 2007 and added 250 million pounds of annual capacity at a total cost of $53.8 million, $5.7 million on a new proppant manufacturing facility in Kopeysk, Russia, which was completed in the first half of 2007 and added 100 million pounds of annual capacity at a total cost of $47.5 million, $6.8 million on the expansion of distribution facilities and $6.7 million on microseismic equipment for use in providing fracture mapping and reservoir diagnostic services.

The Company believes its 2008 results will be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to grow sales volume and revenue at a more rapid pace than the growth rate associated with drilling or fracturing activity. The Company believes its introduction of a new product CARBOHYDROPROPtm should help penetrate the market for sand-based proppant in slickwater fracturing treatments. Given the levels of natural gas inventories in North America, the Company believes there is the possibility of a short-term contraction in drilling activity. From an overseas perspective, the Company believes the outlook for drilling and fracturing activity is more optimistic and expects the recent investments made in fixed assets and human resources necessary to expand its international presence to begin to show results. With capital spending requirements expected to decrease substantially in 2008, the Company expects to generate significant free cash flow.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 15, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.14 per share to shareholders of the Company’s common stock on January 31, 2008. The Company estimates its total capital expenditures in 2008 will be between $27.0 million and $32.0 million.

The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2007, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2007.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2007:

	Payments Due in Period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
	($ in thousands)

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
- Primarily railroad equipment	23,008	4,556	7,623	5,554	5,275
Purchase obligations:
- Natural gas contracts	13,882	13,882	—	—	—
- Raw materials contracts	2,711	2,416	295	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$39,601	$20,854	$7,918	$5,554	$5,275

See Note 5 and Note 13 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2007, the last contract was due to expire in October 2008.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 13 to the Notes to the Consolidated Financial Statements. Four of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 100% of the respective plants’ requirements for the specified raw materials. Two outstanding contracts require the Company to purchase a minimum annual quantity of material, which are included in the above table.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2007, the Company’s net investment that is subject to foreign currency fluctuations totals $85.4 million and the Company has recorded cumulative foreign currency translation adjustments of $3.6 million, net of deferred income tax. These currency translation adjustments are included in other comprehensive income. Also, the Company’s subsidiary in Russia has borrowed $35.6 million, as of December 31, 2007, from another subsidiary of the Company to fund construction of the manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2007.

The Company has a $10.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under this agreement at December 31, 2007. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is contained in pages F-3 through F-23 of this Report.

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

As of December 31, 2007, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

For Management’s Report on Internal Control Over Financial Reporting, see page F-1 of this Report.

(c) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

For the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, see page F-2 of this Report.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report. The Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K. The other information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors — Nominees,” “Election of Directors — Committees of the Board of Directors and Meeting Attendance,” “Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Compliance” and “Report of the Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors — Nominees,” “Election of Directors — Committees of the Board of Directors and Meeting Attendance,” “Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Compliance” and “Report of the Audit Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Company’s Proxy Statement under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph compares the cumulative shareholder return on the Company’s common stock versus the total cumulative return on the S&P 500 Stock Index and the S&P Small Cap 600, Oil & Gas Equipment & Services Sub-Industry Group. The comparison assumes $100 was invested as of December 31, 1997 and all dividends were reinvested.

COMPARISON OF 10 YEAR CUMULATIVE TOTAL RETURN*
Among CARBO Ceramics, Inc., The S & P 500 Index
And The S & P SmallCap 600 — Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/97 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company’s Proxy Statement. portion of the Company’s Proxy Statement entitled “Election of Directors — Nominees.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the portion of the Company’s Proxy Statement entitled “Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-23 of this Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for each of the three years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007, 2006 and 2005

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

CARBO Ceramics Inc.

By:	/s/ Gary A Kolstad
Gary A. Kolstad
President and Chief Executive Officer

By:	/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and
Chief Financial Officer

Dated: February 27, 2008

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

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 27, 2008

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Paul G. Vitek Paul G. Vitek	Sr. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Claude E. Cooke, Jr. Claude E. Cooke, Jr.	Director	February 27, 2008

/s/ Chad C. Deaton Chad C. Deaton	Director	February 27, 2008

Signature	Title	Date

/s/ James B. Jennings James B. Jennings	Director	February 27, 2008

/s/ H.E. Lentz, Jr. H.E. Lentz, Jr.	Director	February 27, 2008

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 27, 2008

/s/ Jesse P. Orsini Jesse P. Orsini	Director	February 27, 2008

/s/ Robert S. Rubin Robert S. Rubin	Director	February 27, 2008

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2007, and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes and in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 25, 2008

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,296	$24,973
Short-term investments	—	7,500
Trade accounts and other receivables, net	68,950	63,461
Inventories:
Finished goods	35,070	26,181
Raw materials and supplies	18,917	14,602

Total inventories	53,987	40,783
Prepaid expenses and other current assets	2,588	2,558
Deferred income taxes	6,451	4,650

Total current assets	144,272	143,925
Property, plant and equipment:
Land and land improvements	9,707	8,659
Land-use and mineral rights	6,168	6,101
Buildings	46,903	26,209
Machinery and equipment	310,593	207,341
Construction in progress	12,767	71,744

Total	386,138	320,054
Less accumulated depreciation	110,312	88,306

Net property, plant and equipment	275,826	231,748
Goodwill	23,213	21,840
Intangible and other assets, net	9,812	7,152

Total assets	$453,123	$404,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,709	$12,939
Accrued payroll and benefits	8,812	8,115
Accrued freight	2,979	2,061
Accrued utilities	3,132	3,166
Accrued income taxes	2,474	3,172
Retainage related to construction in progress	108	117
Other accrued expenses	4,050	4,676

Total current liabilities	33,264	34,246
Deferred income taxes	30,420	27,560
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,516,370 and 24,391,214 shares issued and outstanding at December 31, 2007 and 2006, respectively	245	244
Additional paid-in capital	108,686	104,784
Retained earnings	276,879	235,732
Accumulated other comprehensive income	3,629	2,099

Total shareholders’ equity	389,439	342,859

Total liabilities and shareholders’ equity	$453,123	$404,665

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	($ in thousands, except per share data)

Revenues	$340,351	$312,126	$252,673
Cost of sales	221,202	196,133	153,941

Gross profit	119,149	115,993	98,732
Selling, general and administrative expenses	39,615	34,732	27,245
Start-up costs	1,215	474	1,092
Loss on disposal of assets	268	—	95

Operating profit	78,051	80,787	70,300
Other income (expense):
Interest income, net	419	1,590	1,756
Foreign currency exchange gain (loss), net	2,882	1,387	(147)
Other, net	48	50	174

	3,349	3,027	1,783

Income before income taxes	81,400	83,814	72,083
Income taxes	27,530	29,561	25,463

Net income	$53,870	$54,253	$46,620

Earnings per share:
Basic	$2.21	$2.23	$1.94

Diluted	$2.20	$2.22	$1.93

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Unearned		Accumulated
		Additional	Stock		Other
	Common	Paid-In	Compen-	Retained	Comprehensive
	Stock	Capital	sation	Earnings	Income (Loss)	Total
			($ in thousands, except per share data)

Balances at January 1, 2005	$240	$90,766	$(943)	$154,335	$(31)	$244,367
Net income	—	—	—	46,620	—	46,620
Foreign currency translation adjustment	—	—	—	—	557	557

Comprehensive income						47,177
Exercise of stock options	3	6,050	—	—	—	6,053
Tax benefit from exercise of options	—	3,712	—	—	—	3,712
Stock granted under restricted stock plan, net	—	2,008	(2,008)	—	—	—
Amortization of unearned compensation	—	—	816	—	—	816
Cash dividends ($0.36 per share)	—	—	—	(8,759)	—	(8,759)

Balances at December 31, 2005	243	102,536	(2,135)	192,196	526	293,366
Net income	—	—	—	54,253	—	54,253
Foreign currency translation adjustment	—	—	—	—	1,573	1,573

Comprehensive income						55,826
Exercise of stock options	—	1,024	—	—	—	1,024
Tax benefit from stock based compensation	—	554	—	—	—	554
Stock based compensation	1	2,805	—	—	—	2,806
Adoption of SFAS 123(R) (Note 7)	—	(2,135)	2,135	—	—	—
Cash dividends ($0.44 per share)	—	—	—	(10,717)	—	(10,717)

Balances at December 31, 2006	244	104,784	—	235,732	2,099	342,859
Net income	—	—	—	53,870	—	53,870
Foreign currency translation adjustment, net of tax	—	—	—	—	1,530	1,530

Comprehensive income						55,400
Exercise of stock options	1	1,398	—	—	—	1,399
Tax benefit from stock based compensation	—	328	—	—	—	328
Stock based compensation	—	2,176	—	—	—	2,176
Cash dividends ($0.52 per share)	—	—	—	(12,723)	—	(12,723)

Balances at December 31, 2007	$245	$108,686	$—	$276,879	$3,629	$389,439

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Operating activities
Net income	$53,870	$54,253	$46,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,589	18,712	12,949
Amortization	1,173	805	675
Provision for doubtful accounts	82	507	682
Deferred income taxes	(776)	584	920
Excess tax benefits from stock based compensation	(247)	(360)	—
Loss on disposal of assets	268	—	95
Foreign currency transaction (gain) loss, net	(2,882)	(1,387)	147
Non-cash stock compensation expense	2,176	2,806	816
Earnings in equity-method investee	(229)	(84)	(208)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(4,191)	(9,726)	(13,347)
Inventories	(12,143)	(14,104)	(5,203)
Prepaid expenses and other current assets	102	(76)	(1,199)
Long-term prepaid expenses	173	92	(1,107)
Accounts payable	(1,614)	1,634	794
Accrued payroll and benefits	635	1,169	753
Accrued freight	913	702	(23)
Accrued utilities	(40)	(227)	1,323
Accrued income taxes	(369)	(6,272)	8,116
Other accrued expenses	(753)	1,636	(55)

Net cash provided by operating activities	59,737	50,664	52,748
Investing activities
Capital expenditures, net	(65,034)	(70,460)	(67,811)
Acquisition of business, net of cash acquired	(2,545)	—	—
Investment in equity-method investee	(1,500)	—	(611)
Purchases of short-term investments	(4,000)	(26,765)	(72,175)
Proceeds from maturities of short-term investments	11,500	61,240	76,325

Net cash used in investing activities	(61,579)	(35,985)	(64,272)
Financing activities
Proceeds from bank borrowings	12,000	—	—
Repayments on bank borrowings	(12,000)	—	—
Proceeds from exercise of stock options	1,398	1,024	6,053
Dividends paid	(12,723)	(10,717)	(8,759)
Excess tax benefits from stock based compensation	247	360	—

Net cash used in financing activities	(11,078)	(9,333)	(2,706)

Net increase (decrease) in cash and cash equivalents	(12,920)	5,346	(14,230)
Effect of exchange rate changes on cash	243	(68)	(65)
Cash and cash equivalents at beginning of year	24,973	19,695	33,990

Cash and cash equivalents at end of year	$12,296	$24,973	$19,695

Supplemental cash flow information
Interest paid	$43	$—	$9

Income taxes paid	$28,675	$35,249	$16,427

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has six production plants operating in New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. Recently, the Company announced plans to idle the production plant in New Iberia, Louisiana during 2008. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and thirteen remote distribution facilities located in: Rock Springs, Wyoming; Oklahoma City, Oklahoma; San Antonio, Texas; Alice, Texas; Shreveport, Louisiana; Williston, North Dakota; Edmonton, Alberta, Canada; Grande Prairie, Alberta, Canada; Rotterdam, The Netherlands; Alexandria, Egypt; Tianjin, China; Surgut, Russia; and Singapore. The Company also provides fracture diagnostic and mapping services, sells fracture simulation software and provides fracture design services to oil and gas companies worldwide through its wholly-owned subsidiary, Pinnacle Technologies, Inc., which is headquartered in Houston, Texas.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada that was acquired in April 2005 and a 32% interest in a Texas-based equipment manufacturing company that was acquired in October 2007, both of which are reported under the equity method of accounting. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2007 and 2006 was $1,842,000 and $1,753,000, respectively. Other receivables, primarily value added tax receivables in Russia, were $3,462,000 and $5,615,000 as of December 31, 2007 and 2006, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Short-Term Investments

Management determines the appropriate classification of investments in debt-securities at the time of purchase and reevaluates such designation at the end of each fiscal quarter. Short-term investments owned by the Company as of December 31, 2006 consisted of auction rate securities with auction reset periods of twelve months or less, which were classified as available-for-sale securities and carried at cost, which approximated fair value.

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

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used or intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2007 and 2005, the Company recognized losses of $268,000 and $95,000, respectively, on disposal of various assets mainly related to its U.S. manufacturing facilities. The losses related to equipment removed from service are included in the income statement line item “Loss on disposal of assets.”

In November 2007 the Company announced plans to idle production at its New Iberia, Louisiana proppant plant during the first half 2008. In connection with the idling of the facility, the Company anticipates incurring termination costs totaling approximately $900,000, of which $270,000 has been recorded as of December 31, 2007. The Company is currently evaluating long-term plans for the facility, including the possibilities of resuming production as demand and other conditions warrant, never reopening the facility and other alternatives. The Company assessed the recoverability of the remaining net carrying amount of the assets, totaling $7,691,000 at December 31, 2007, and based on the evaluation concluded that the estimated probability-weighted future undiscounted cash flows exceeded the remaining carrying amount as of December 31, 2007. As a result, the assets were not impaired and are being accounted for as held for use and thus depreciated. Should the Company later decide to never reopen the facility, the remaining carrying value will be written down to salvage or net realizable value when and if such a decision is made.

Capitalized Costs of Software for Sale or Use in Revenue Generating Activities

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2007 are related primarily to the new proppant manufacturing facility in Kopeysk, Russia, which began proppant production in the first half of 2007. Start-up costs for 2006 and 2005 are related primarily to the new proppant manufacturing facility in Toomsboro, Georgia, which began proppant production in January 2006. Start-up costs include organizational and administrative costs associated with the facility as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2007, 2006 and 2005 were $6,082,000, $5,685,000 and $3,750,000, respectively.

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations as permitted by FASB Statement No. 123, Accounting

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value. The Company recognizes that cost on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value of stock options is estimated using a Black-Scholes option-pricing model and the fair value of restricted stock is determined based on the market price of the Company’s Common Stock on the date of grant. Compensation expense is recognized only for share based payments expected to vest; therefore the Company estimates forfeitures at the time of grant based on historical forfeiture rates and future expectations and reduces compensation expense accordingly. Forfeiture rates are revised, if necessary, in subsequent periods, with the Company ultimately recognizing expense only on awards that actually vest. Excess tax benefits, as defined in SFAS 123(R), are recognized as additions to paid-in capital and classified as financing cash flows.

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

New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position will more likely than not be sustained by the taxing authority. The Company had a recorded reserve of approximately $575 associated with uncertain tax positions as of January 1, 2007. There were no significant changes to the recorded reserve as a result of the adoption of FIN 48 or during the twelve months ended December 31, 2007. If these uncertain tax positions are recognized, substantially all of this amount would

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect adoption of SFAS 157 to have a material impact on its financial position, results of operations or cash flows.

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

On April 12, 2007, the Company purchased 100 percent of the outstanding shares of Applied Geomechanics, Inc. (“AGI”), a supplier of tiltmeters. Results of operations for AGI, included in the consolidated financial statements since that date, are not material. AGI develops and markets precision measurement instruments for oilfield, geotechnical and scientific applications. The Company’s acquisition and the resulting goodwill were attributable to the Company’s strategy to expand its ability to produce tiltmeters and related equipment and improve the Company’s revenue generating potential in the geotechnical (non-oilfield) monitoring business. The acquisition was accounted for using the purchase method of accounting provided for under Financial Accounting Standards Board Statement No. 141, “Business Combinations.” The aggregate cost of the acquisition was $2,553,000 in cash and direct costs of the transaction. Goodwill of $1,373,000 arising in the transaction is not deductible for income tax purposes.

3.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
		($ in thousands)

Intangibles subject to amortization:
Patents and licenses	$3,286	$1,615	$3,113	$1,248
Hardware designs	1,501	369	1,148	595
Software	4,552	1,351	3,496	748

	$9,339	$3,335	$7,757	$2,591

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average amortization periods for patents and licenses, hardware designs, and software are 11 years, 5 years and 5 years, respectively, and 7 years in the aggregate. Amortization expense for 2007, 2006 and 2005 was $1,173,000, $805,000 and $675,000, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2012 is $1,280,000, $1,108,000, $837,000, $610,000, and $225,000, respectively.

Other assets totaling $3,808,000 and $1,986,000 at December 31, 2007 and 2006, respectively, consisted of a 49% equity interest in a fracture-related services company in Canada acquired in April 2005, a 32% interest in a Texas-based equipment manufacturing company acquired in October 2007 and the long-term portion of a prepayment for the purchase of ceramic proppant from a manufacturer. The Company has not received any distributions from its equity-method investees.

4.	Bank Borrowings

Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003, December 10, 2004 and December 31, 2006, the Company may borrow up to $10.0 million through December 31, 2009, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2007 the unused portion of the credit facility was $10.0 million. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $35,000 in 2007 and $38,000 in each of the years 2006 and 2005.

5.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2007 are as follows ($ in thousands):

2008	$4,556
2009	4,032
2010	3,591
2011	3,262
2012	2,292
Thereafter	5,275

Total	$23,008

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $6,205,000 in 2007, $4,801,000 in 2006, and $3,496,000 in 2005.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
	($ in thousands)

Deferred tax assets:
Employee benefits	$1,390	$2,021
Inventories	1,826	708
Foreign tax credits	1,600	912
Other	1,635	1,009

Total deferred tax assets	6,451	4,650

Deferred tax liabilities:
Depreciation	21,665	21,624
Goodwill	2,697	2,052
Foreign currency translation	1,954	—
Foreign earnings and other	4,104	3,884

Total deferred tax liabilities	30,420	27,560

Net deferred tax liabilities	$23,969	$22,910

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2007	2006	2005
	($ in thousands)
Current:
Federal	$26,028	$25,420	$21,229
State	979	3,513	2,728
Foreign	1,299	44	586

Total current	28,306	28,977	24,543
Deferred	(776)	584	920

	$27,530	$29,561	$25,463

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In China, the Company benefited from a full income tax holiday from the inception of that business through 2004 and a partial tax holiday from 2005 through 2007. However, provision has been made for deferred U.S. income taxes on all foreign earnings based on the Company’s intent to repatriate foreign earnings. The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			($ in thousands)

U.S. statutory rate	$28,490	35.0%	$29,335	35.0%	$25,229	35.0%
State income taxes, net of federal tax benefit	538	0.6	1,969	2.3	1,950	2.7
ETI Exclusion, Section 199 Manufacturing Benefit and other	(1,498)	(1.8)	(1,743)	(2.0)	(1,716)	(2.4)

	$27,530	33.8%	$29,561	35.3%	$25,463	35.3%

State income taxes, net of federal tax benefit, in 2007 are net of adjustments totaling $913,000 resulting from the preparation and filing of prior years tax returns and a reduction in deferred income tax liabilities associated with changes in certain state tax regulations.

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

On January 15, 2008, the Board of Directors declared a cash dividend of $0.14 per share. The dividend is payable on February 15, 2008 to shareholders of record on January 31, 2008.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has three stock based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise. As of December 31, 2007, 193,273 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.

The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date, on or after the Director’s retirement from the Board of Directors. The number of shares reserved for an electing Director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of December 31, 2007, 3,250 shares were reserved for future issuance in payment of $144,000 of fees and dividends deferred under the Plan by electing directors.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to the Company’s stock based compensation for the year ended December 31, 2005 ($ in thousands, except per share data):

2005

Net income, as reported	$46,620
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	514
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,157)

Pro forma net income	$45,977

Earnings per share:
Basic — as reported	$1.94

Basic — pro forma	$1.92

Diluted — as reported	$1.93

Diluted — pro forma	$1.90

As a result of adopting SFAS 123(R), the Company’s income before income taxes for the year ended December 31, 2006 was lower by $251,000 ($158,000 net of tax) than it would have been if the Company had continued to account for stock based compensation under APB 25. Basic and diluted earnings per share were each lower by $0.01 per share for the year ended December 31, 2006 due to the adoption of SFAS 123(R). Prior to adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of compensation cost recognized in the income statement (excess tax benefits) to be classified as financing cash flows. The $360,000 excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Under SFAS 123(R), the Company’s unearned stock compensation balance of $2,135,000 included in shareholders’ equity at December 31, 2005 was reclassified to additional paid-in capital during the quarter ended March 31, 2006.

A summary of stock option activity and related information for the year ended December 31, 2007 is presented below ($ in thousands, except per share data):

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2007	241,400	$22.49
Granted	—
Exercised	(64,795)	$21.58
Forfeited	(5,530)	$34.98

Outstanding at December 31, 2007	171,075	$22.43	$2,527

Exercisable at December 31, 2007	167,650	$22.04	$2,542

As of December 31, 2007, there was $18,000 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at December 31, 2007 was 4.0 years. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,401,000, $1,513,000, and $9,998,000, respectively.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity and related information for the year ended December 31, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	80,083	$52.96
Granted	64,953	$38.75
Vested	(39,446)	$50.63
Forfeited	(5,869)	$44.77

Nonvested at December 31, 2007	99,721	$45.10

As of December 31, 2007, there was $2,565,000 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2006 and 2005 was $57.52 and $48.61, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $1,997,000, $1,698,000 and $373,000, respectively.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
	($ in thousands, except per share data)

Numerator for basic and diluted earnings per share:
Net income	$53,870	$54,253	$46,620

Denominator:
Denominator for basic earnings per share —
Weighted-average shares	24,367,479	24,280,778	24,004,563
Effect of dilutive securities:
Employee stock options (See Note 8)	80,203	100,640	166,141
Nonvested and deferred stock awards (See Note 8)	36,220	19,113	6,660

Dilutive potential common shares	116,423	119,753	172,801

Denominator for diluted earnings per share — adjusted weighted-average shares	24,483,902	24,400,531	24,177,364

Basic earnings per share	$2.21	$2.23	$1.94

Diluted earnings per share	$2.20	$2.22	$1.93

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Operating Results — (Unaudited)

Quarterly results of operations for the years ended December 31, 2007 and 2006 were as follows:

	Three Months Ended,
	March 31	June 30	September 30	December 31
	($ in thousands, except per share data)

2007
Revenues	$83,971	$77,918	$84,788	$93,674
Gross profit	28,717	29,681	29,470	31,281
Net income	13,299	12,881	14,063	13,627
Earnings per share:
Basic	$0.55	$0.53	$0.58	$0.56
Diluted	$0.54	$0.53	$0.57	$0.56
2006
Revenues	$74,278	$73,485	$77,410	$86,953
Gross profit	27,366	27,390	28,865	32,372
Net income	12,984	12,862	13,452	14,955
Earnings per share:
Basic	$0.54	$0.53	$0.55	$0.62
Diluted	$0.53	$0.53	$0.55	$0.61

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

11.	Segment Information

The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates income before income taxes as the measure to evaluate segment performance and to allocate resources. The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1. During the quarter ended June 30, 2005, the Company concluded that the Fracture and Reservoir Diagnostics operating segment met the disclosure requirements defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and that operating segment became a reportable segment.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Company’s reportable segments for the three-year period ended December 31, 2007 is shown in the following tables. The “Other” column includes net assets not allocated to the operating segments. Goodwill totaling $21,840,000 arising from the Company’s acquisitions of Pinnacle in 2002 is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $26,731,000, $17,504,000, and $13,416,000 at December 31, 2007, 2006, and 2005, respectively, and the costs of the Company’s corporate offices are reported in the Proppant segment. Intersegment sales are not material.

		Fracture and
		Reservoir
	Proppant	Diagnostics	Other	Total
	($ in thousands)

2007
Revenue from external customers	$290,859	$49,492	$—	$340,351
Income before income taxes	73,267	8,133	—	81,400
Total assets	401,386	56,628	(4,891)	453,123
Capital expenditures, net	52,341	12,693	—	65,034
Depreciation and amortization	19,394	5,368	—	24,762
2006
Revenue from external customers	$278,020	$34,106	—	$312,126
Income before income taxes	79,253	4,561	—	83,814
Total assets	362,697	37,632	4,336	404,665
Capital expenditures, net	60,612	9,848	—	70,460
Depreciation and amortization	15,376	4,141	—	19,517
2005
Revenue from external customers	$225,751	$26,922	—	$252,673
Income before income taxes	69,415	2,668	—	72,083
Total assets	319,573	27,799	8,424	355,796
Capital expenditures, net	60,983	6,828	—	67,811
Depreciation and amortization	10,520	3,104	—	13,624

Geographic Information

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2007	2006	2005
	($ in thousands)

Long-lived assets:
United States	$239,096	$199,967	$173,917
International (primarily China and Russia)	65,947	58,787	31,625

Total	$305,043	$258,754	$205,542

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues outside the United States accounted for 34%, 34% and 40% of the Company’s revenues for 2007, 2006 and 2005, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2007	2006	2005
	($ in thousands)

Revenues:
United States	$223,111	$205,029	$152,595
Canada	42,024	52,102	38,775
Other international	75,216	54,995	61,303

Total	$340,351	$312,126	$252,673

Sales to Customers

The following schedule presents the percentages of total revenues related to the Company’s three major customers, primarily from the Proppant segment, for the three-year period ended December 31, 2007:

	Major Customers
	A	B	C	Others	Total

2007	22.7%	19.0%	19.9%	38.4%	100%
2006	24.5%	19.2%	26.2%	30.1%	100%
2005	30.5%	17.3%	16.9%	35.3%	100%

12.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2007	2006	2005
	($ in thousands)

Contributions:
Profit sharing	$1,385	$1,256	$941
Savings	879	710	606

	$2,264	$1,966	$1,547

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

13.	Commitments

In 1995, the Company entered into an agreement with a supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was eight years commencing January 1, 1996. Beginning January 1, 1997, the agreement required the Company to purchase from the supplier at least 80 percent of the Company’s estimated annual requirements of kaolin for its Eufaula plant. In June 2003, the Company entered into a new agreement with the supplier. The new agreement supersedes and replaces the 1995 agreement. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2007, 2006, and 2005, the Company purchased from the supplier $3.1, $3.0 and $3.3 million, respectively, of kaolin under the agreement. A pricing addendum was added to this agreement near the end of 2007.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003, and requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. Under the agreement, the contractor bears responsibility for reclaiming property owned by the Company and indemnifies the Company from all claims. For the years ended December 31, 2007, 2006 and 2005, the Company purchased $0.6 million, $0.9 million and $1.1 million, respectively, of kaolin under the agreement.

In January 2003, the Company entered into an agreement with a supplier to purchase bauxite for production at its plants in New Iberia, Louisiana, and McIntyre, Georgia. The term of the agreement was three years commencing January 1, 2003, and required the Company to purchase 60,000 metric tons of material annually at specified contract prices. The contract also had provisions to allow the Company to commit to purchase up to an additional 45,000 metric tons in any contract year. The Company entered into a new agreement with the supplier that extended the agreement through 2007 under substantially similar terms. The contract expired in 2007. For the years ended December 31, 2007, 2006 and 2005, the Company purchased $14.7 million, $17.0 million and $9.5 million, respectively, of bauxite under the agreement.

In June 2007 the Company entered into an agreement with a supplier to purchase calcined bauxite for its McIntyre, Georgia facility at a specified contract price. The term of the agreement was to purchase 10,000 metric tons in 2007. However, during 2007 the supplier was unable to obtain a ship to transport the material to the port of Savannah, Georgia; therefore, no purchases were made during 2007.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement was automatically renewed for an additional three years and requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. In addition, in December 2006 the Company entered into an agreement with a supplier to purchase a minimum of 25,000 metric tons of bauxite at a specified contract price on an annual basis. For the years ended December 31, 2007, 2006 and 2005, the Company purchased approximately $1.6 million, $0.8 million and $1.4 million, respectively, of material under the agreements.

In September 2006, the Company signed an exclusive option contract with a land owner to purchase fee simple title, mineral interest, or leasehold interest of a designated tract of land. The minimum annual acquisition during each option year is $400,000. The Company may elect to delay the annual payment for a period of twelve months once during the five year period.

The Company has entered into a lease agreement with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. Pursuant to this agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $35,000 per year through the year 2016. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $154.8 million at December 31, 2007) in the accompanying consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements. The contracts are at specified prices and are typically short-term in duration. As of December 31, 2007, the Company had natural gas contracts totaling $13.9 million, expiring at various times through October 2008.

The Company was in compliance with the terms of all the above listed agreements at December 31, 2007.

14.	Employment Agreements

The Company has an employment agreement through December 31, 2008 with its President and Chief Executive Officer. The agreement, as amended on October 16, 2007, provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

15.	Foreign Currencies

As of December 31, 2007, the Company’s net investment that is subject to foreign currency fluctuations totaled $85.4 million and the Company has recorded cumulative foreign currency translation adjustments of $3.6 million, net of deferred income taxes. These currency translation adjustments are included in other comprehensive income. Also, the Company’s subsidiary in Russia has borrowed $35.6 million, as of December 31, 2007, from another subsidiary of the Company to fund construction of the manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense).

16.	Legal Proceedings and Regulatory Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid June and is in process of submitting additional information. The EPD has not yet issued a response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

17.	Subsequent Events

On January 15, 2008, the Company awarded 55,095 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $1,979,000, which will be expensed net of estimated forfeitures over the three year vesting period.

CARBO Ceramics Inc.

Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Year Ended	Year	Expenses	Write-offs	Year
	($ in thousands)

Allowance for doubtful accounts:
December 31, 2007	$1,753	$82	$(7)	$1,842
December 31, 2006	$1,335	$507	$89	$1,753
December 31, 2005	$665	$682	$12	$1,335

S-1

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19,1996)
3.2	Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.2 to the registrant’s Form S-1 Registration Statement No. 333-1884)
3.3	Amendment to Bylaws of CARBO Ceramics Inc. (incorporated by reference to exhibit 99.2 to the Company’s form 8-K Current Report filed July 20, 2005)
4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 to registrant’s Form 8-A Registration Statement No. 001-15903 filed February 25, 2002)
10.1	Second Amended and Restated Credit Agreement dated as of December 31, 2000, as amended December 23, 2003 and as further amended December 10, 2004, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)
10.2	Form of Tax Indemnification Agreement between CARBO Ceramics Inc. and William C. Morris, Robert S. Rubin, Lewis C. Glucksman, George A. Wiegers, William A. Griffin, and Jesse P. Orsini (incorporated by reference to exhibit 10.2 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.3	Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.4	Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10.5	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
*10.6	Amendment No. 1 to the CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 4.5 to the registrant’s Form S-8 Registration Statement No. 333-88100 filed May 13, 2002)
*10.7	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 to the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.8	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10.9	Employment Agreement between CARBO Ceramics Inc. and Christopher A. Wright (incorporated by reference to exhibit 10.10 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10.10	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 to registrant’s Form S-8 Registration Statement No. 333-91252 filed June 26, 2002)
10.11	Lease Agreement dated as of November 1, 2003, between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.12 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10.12	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10.13(a)	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10.13(b)	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10.14	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 99.3 of the registrant’s Form 8-K Current Report filed January 24, 2005)

*10.15	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)
*10.16	Letter Agreement dated December 2, 2005 between CARBO Ceramics Inc. and Jesse P. Orsini (incorporated by reference to exhibit 10.18 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2005)
*10.17	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10.18	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 10.3 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10.19	Employment Agreement dated as of May 10, 2006 between CARBO Ceramics Inc. and Gary Kolstad (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K Current Report filed May 16, 2006)
*10.20	First Amendment to Employment Agreement of Gary A. Kolstad, dated as of October 16, 2007 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2007).
*10.21	Incentive Compensation Plan for Key Employees (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K Current Report filed January 22, 2007)
*10.22	Incentive Compensation Plan for Energy Professional Staff (incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K Current Report filed January 22, 2007)
*10.23	Corporate and Proppant Incentive Compensation Plan for Key Employees (effective January 1, 2008) (incorporated by reference to exhibit 10.1 to the registrant’s Form 8-K Current Report filed January 22, 2008)
*10.24	Pinnacle Technologies, Inc. Incentive Compensation Plan for Key Employees (effective January 1, 2008) (incorporated by reference to exhibit 10.2 to the registrant’s Form 8-K Current Report filed January 22, 2008)
14	Code of Ethics (incorporated by reference to exhibit 14 to the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
21	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K