Form 10-Q
period 2008-03-31
CARBO CERAMICS INC
filed 2008-05-01
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(972) 401-0090
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 23, 2008, 24,586,186 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q
`

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,530	$12,296
Trade accounts and other receivables, net	79,224	68,950
Inventories:
Finished goods	35,821	35,070
Raw materials and supplies	24,521	18,917

Total inventories	60,342	53,987
Prepaid expenses and other current assets	2,700	2,588
Deferred income taxes	6,527	6,451

Total current assets	163,323	144,272
Property, plant and equipment:
Land and land improvements	9,707	9,707
Land-use and mineral rights	6,231	6,168
Buildings	47,793	46,903
Machinery and equipment	313,405	310,593
Construction in progress	16,110	12,767

Total	393,246	386,138
Less accumulated depreciation	117,817	110,312

Net property, plant and equipment	275,429	275,826
Goodwill	23,213	23,213
Intangible and other assets, net	10,743	9,812

Total assets	$472,708	$453,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,417	$11,709
Accrued payroll and benefits	6,398	8,812
Accrued freight	3,370	2,979
Accrued utilities	3,988	3,132
Accrued income taxes	8,250	2,474
Retainage related to construction in progress	82	108
Other accrued expenses	4,565	4,050

Total current liabilities	37,070	33,264
Deferred income taxes	33,136	30,420
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,587,153 and 24,516,370 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	246	245
Additional paid-in capital	109,638	108,686
Retained earnings	287,668	276,879
Accumulated other comprehensive income	4,950	3,629

Total shareholders’ equity	402,502	389,439

Total liabilities and shareholders’ equity	$472,708	$453,123

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues	$101,889	$83,971
Cost of sales	70,017	55,254

Gross profit	31,872	28,717
Selling, general and administrative expenses	11,211	9,472
Start-up costs	231	424
Gain on disposal of assets	(68)	—

Operating profit	20,498	18,821
Other income:
Interest income, net	34	219
Foreign currency exchange gain, net	1,493	474
Other, net	39	100

	1,566	793

Income before income taxes	22,064	19,614
Income taxes	7,833	6,315

Net income	$14,231	$13,299

Earnings per share:
Basic	$0.58	$0.55

Diluted	$0.58	$0.54

Other information:
Dividends declared per common share	$0.14	$0.12

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Operating activities
Net income	$14,231	$13,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,193	4,929
Amortization	326	254
Provision for doubtful accounts	49	16
Deferred income taxes	1,927	(297)
Excess tax benefits from stock based compensation	(36)	(76)
Gain on disposal of assets	(68)	—
Foreign currency transaction gain, net	(1,493)	(474)
Non-cash stock compensation expense	711	661
Earnings in equity-method investee	(22)	(99)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(10,008)	(4,248)
Inventories	(5,644)	(3,031)
Prepaid expenses and other current assets	(69)	391
Long-term prepaid expenses	36	(1)
Accounts payable	(1,368)	3,426
Accrued payroll and benefits	(2,412)	(3,031)
Accrued freight	388	(354)
Accrued utilities	852	(45)
Accrued income taxes	5,770	5,647
Other accrued expenses	372	(399)

Net cash provided by operating activities	10,735	16,568

Investing activities
Capital expenditures, net	(4,519)	(18,020)
Investment in cost-method investee	(1,000)	—
Purchases of short-term investments	—	(4,000)

Net cash used in investing activities	(5,519)	(22,020)

Financing activities
Proceeds from bank borrowings	2,000	—
Repayments on bank borrowings	(2,000)	—
Proceeds from exercise of stock options	248	501
Dividends paid	(3,442)	(2,933)
Excess tax benefits from stock based compensation	36	76

Net cash used in financing activities	(3,158)	(2,356)

Net increase (decrease) in cash and cash equivalents	2,058	(7,808)
Effect of exchange rate changes on cash	176	22
Cash and cash equivalents at beginning of period	12,296	24,973

Cash and cash equivalents at end of period	$14,530	$17,187

Supplemental cash flow information

Interest paid	$31	$6

Income taxes paid	$135	$965

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2007.
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The significant operating subsidiaries include: CARBO Ceramics (China) Company Limited, CARBO Ceramics (Eurasia) LLC, and Pinnacle Technologies, Inc. The consolidated financial statements also include a 49% interest in a fracture-related services company in Canada that was acquired in April 2005 and a 32% interest in a Texas-based equipment manufacturing company that was acquired in October 2007, both reported under the equity method of accounting, and a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 that is reported under the cost method of accounting. All significant intercompany transactions have been eliminated.
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$14,231	$13,299
Denominator:
Denominator for basic earnings per share— weighted-average shares	24,451,184	24,328,772
Effect of dilutive securities:
Employee stock options	53,727	83,514
Nonvested and deferred stock awards	32,194	28,383

Dilutive potential common shares	85,921	111,897

Denominator for diluted earnings per share— adjusted weighted-average shares	24,537,105	24,440,669

Basic earnings per share	$0.58	$0.55

Diluted earnings per share	$0.58	$0.54

     3. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates income before income taxes as the measure to evaluate segment performance and to allocate resources. The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007.
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
     Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” column includes net assets not allocated to the operating segments. Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle in 2002 is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $30,539 at March 31, 2008 and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.

		Fracture and
		Reservoir
	Proppant	Diagnostics	Other	Total
Three Months Ended March 31, 2008

Revenue from external customers	$86,382	$15,507	$—	$101,889
Income before income taxes	18,978	3,086	—	22,064
Segment assets at March 31, 2008	422,450	58,957	(8,699)	472,708

Three Months Ended March 31, 2007

Revenue from external customers	$73,607	$10,364	$—	$83,971
Income before income taxes	18,590	1,024	—	19,614
4. Dividends Paid
     On January 15, 2008, the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on January 31, 2008. The dividend was paid on February 15, 2008. On April 15, 2008 the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on April 30, 2008. The dividend is payable on May 15, 2008.

5. Comprehensive Income
     Comprehensive income, which includes net income and all other changes in equity during a period except those resulting from investments and distributions to owners, was as follows:

	Three months ended
	March 31,
	2008	2007
Net income	$14,231	$13,299
Foreign currency translation adjustment	1,321	(477)

Comprehensive income	$15,552	$12,822

     The foreign currency translation adjustment for the three months ended March 31, 2008 and 2007 is net of deferred income taxes of $713 and $893, respectively.
6. Stock-Based Compensation
     The Company has three stock based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise of options. As of March 31, 2008, 138,178 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date, on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of March 31, 2008, 4,184 shares were reserved for future issuance in payment of $182 of fees and dividends deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the three months ended March 31, 2008 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2008	171,075	$22.43
Granted	—	—
Exercised	(15,688)	$15.78
Forfeited	—	—

Outstanding at March 31, 2008	155,387	$23.10	$2,642

Exercisable at March 31, 2008	151,962	$22.69	$2,646

     As of March 31, 2008, there was $2 of total unrecognized compensation cost related to stock options granted under the plans. The weighted-average remaining contractual term of options outstanding at March 31, 2008 was 3.8 years. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $299.

     A summary of restricted stock activity and related information for the three months ended March 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	99,721	$45.10
Granted	55,095	$35.92
Vested	(27,150)	$44.70
Forfeited	—	—

Nonvested at March 31, 2008.	127,666	$41.23

     As of March 31, 2008, there was $3,800 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2008 was $1,214.
7. Foreign Currencies
     As of March 31, 2008, the Company’s net investment that is subject to foreign currency fluctuations totaled $86,982 and the Company has recorded cumulative foreign currency translation adjustments of $4,950, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed $32,595, as of March 31, 2008, from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income.
8. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by SFAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. Effective January 1, 2008, the Company adopted SFAS 159. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro, Georgia facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid-June 2007 and is in the process of submitting additional information. The EPD has not yet issued a response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

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
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2007 and there has been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended March 31, 2008
Revenues. Consolidated revenues of $101.9 million for the first quarter of 2008 increased 21% compared to $84.0 million for the same period in 2007 and represented the highest quarterly revenues in the Company’s history. The increase was attributable to a 17% increase in Proppant segment revenues and a 50% increase in revenues from the Fracture and Reservoir Diagnostics segment.
Proppant segment revenues of $86.4 million for the first quarter of 2008 exceeded revenues of $73.6 million for the same period in 2007 by 17% due to a 24% increase in proppant sales volume partially offset by a 5% decrease in the average selling price. Worldwide proppant sales totaled 283 million pounds for the quarter compared to 228 million pounds for the first quarter of 2007. North American sales volume increased 23%, despite a 2% decrease in the U.S. natural gas rig count, due primarily to a 32% increase in U.S. sales volume driven by the successful launch of the new product CARBOHYDROPROPTM, a lower-priced ceramic proppant introduced in early 2008 to be cost competitive with resin-coated sand. Sales volume in Canada increased 2%, while Mexico experienced a 6% decline in sales volume. Overseas sales volume increased 28% led by an increase in Russia following completion of the Company’s manufacturing facility there in the first half of 2007, net of decreases in Africa and China. The average selling price of proppant in the first quarter of 2008 was $0.306 per pound compared to the first quarter 2007 average selling price of $0.323 per pound. The lower average selling price was primarily due to the sales of CARBOHYDROPROPTM and a change in the mix of other products sold.
Fracture and Reservoir Diagnostics segment revenues for the first quarter of 2008 were $15.5 million, 50% higher than revenues of $10.4 million for the same period in 2007. The increase was primarily due to increased use of fracture mapping services in North America by production companies.
Gross Profit. Consolidated gross profit for the first quarter of 2008 was $31.9 million, or 31% of revenues, compared to $28.7 million, or 34% of revenues, for the first quarter of 2007. Gross profit increased by 11% as a result of increased revenues in both the Proppant and Fracture and Reservoir Diagnostics segments. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined as a result of a decline in gross profit margin in the Proppant segment.
Proppant segment gross profit was $25.1 million for the first quarter of 2008 compared to $24.7 million for the first quarter of 2007. Despite higher gross profit from increased sales volume, gross profit as a percentage of revenues declined to 29% in 2008 compared to 34% in last year’s first quarter. The factors contributing to the decrease in proppant gross profit as a percentage of revenue are continued high production costs during the initial production phases of the Company’s new manufacturing facility in Russia and increased sales of lower-margin CARBOHYDROPROPTM.
Fracture and Reservoir Diagnostics segment gross profit for the first quarter of 2008 was $6.8 million, or 44% of revenues, compared to $4.0 million, or 39% of revenues, for the first quarter of 2007. The increase in margin is due to high personnel and asset utilization specifically in fracture mapping in North America.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $11.2 million SG&A expenses and $0.2 million other operating expenses for the first quarter of 2008 compared to $9.5 million and $0.4 million, respectively, for the first quarter of 2007. As a percentage of revenues, SG&A expenses decreased to 11.0% compared to 11.3% for first quarter of 2007.
Proppant segment expenses consisted of $7.6 million of SG&A expenses and $0.2 million of other operating expenses for the first quarter of 2008 compared to $6.5 million and $0.4 million, respectively, for the first quarter of 2007. SG&A expenses increased by $1.1 million due to increases in research and development activity, marketing activity in both domestic and international markets, and administrative expenses necessary to support higher sales activity in an expanding global market. As a percentage of segment revenues, SG&A expenses remained constant at 8.8%. Other operating expenses in the first quarter of 2008 related to the start-up of the second production line at the Company’s Toomsboro, Georgia facility. Other operating expenses for the first quarter of 2007 primarily related to the start-up of the Company’s new manufacturing facility in Russia.
Fracture and Reservoir Diagnostics segment SG&A and other operating expenses totaled $3.6 million, or 23.0% of segment revenues, for the first quarter of 2008 compared to $3.0 million, or 29.0% of segment revenues, for the corresponding period in 2007. The increase was primarily due to increased sales and marketing, technical development and administrative costs to support increased sales.
Other Income. Foreign currency exchange gains, which occur principally within the Proppant segment, increased to $1.5 million in the first quarter of 2008 compared to $0.5 million in the same quarter in 2007. These gains resulted primarily from the continued devaluation of the U.S. dollar relative to the Russian ruble associated with certain intercompany indebtedness.
Income Tax Expense. Income tax expense is not allocated between the two operating segments. Consolidated income tax expense was $7.8 million, or 35.5% of pretax income, for the first quarter of 2008 compared to $6.3 million, or 32.2% of pretax income, for the same period a year ago. The $1.5 million increase is due to a $0.9 million increase as a result of higher pre-tax income and a $0.6 million increase attributable to decreased tax expense in the first quarter of 2007 related to a reduction in deferred income tax liabilities associated with tax law changes in certain states and the preparation and filing of the 2005 income tax returns.
Liquidity and Capital Resources
At March 31, 2008, the Company had cash and cash equivalents of $14.5 million compared to cash and cash equivalents of $12.3 million at December 31, 2007. During the first quarter of 2008, the Company generated $10.7 million of cash from operations, received $0.2 million of proceeds from employee exercises of stock options, and accumulated $0.2 million of cash from effect of exchange rate changes. Uses of cash included $4.5 million of capital spending, $1.0 million to acquire partial ownership in another company and $3.4 million of cash dividends. In addition, during the first quarter of 2008, the Company borrowed and fully-repaid a total of $2.0 million on its credit facility.
The Company believes its 2008 results will continue to be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to grow sales volume and revenue at a more rapid pace than the growth rate associated with drilling or fracturing activity. The Company believes the introduction of its new CARBOHYDROPROPTM product has been well received, and should help penetrate the market for sand-based proppant in the expanding market for slickwater fracturing treatments. While the normal seasonal downturn in Canada is expected to affect proppant sales volume in the second quarter of 2008 compared to the first quarter of 2008, the Company believes that stronger than anticipated prices for natural gas should result in increased drilling activity and increased demand for ceramics proppants in the third and fourth quarters of 2008. From an overseas perspective, the Company believes the outlook for drilling and fracturing activity is optimistic and expects the recent investments made in fixed assets and human resources necessary to expand its international presence to continue to show results. With capital spending requirements expected to continue to decrease for the remainder of 2008 relative to recent years, the Company expects to generate significant free cash flow in 2008.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On April 15, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.14 per share to shareholders of the Company’s common stock on April 30, 2008. The Company estimates its total capital expenditures for the remainder of 2008 will be between $25 million and $30 million.
The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2008, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2008.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:
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
Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our Form 10-K for the fiscal year ended December 31, 2007 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2008, the Company’s net investment that is subject to foreign currency fluctuations totals $87.0 million and the Company has recorded cumulative foreign currency translation adjustments of $4.9 million, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed $32.6 million, as of March 31, 2008, from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact Net Income. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2008.

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
As of March 31, 2008, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: April 30, 2008

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.