Form 10-Q
period 2008-06-30
CARBO CERAMICS INC
filed 2008-08-11
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of August 6, 2008, 24,593,060 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,397	$12,296
Trade accounts and other receivables, net	85,799	68,950
Inventories:
Finished goods	37,312	35,070
Raw materials and supplies	26,378	18,917

Total inventories	63,690	53,987
Prepaid expenses and other current assets	4,085	2,588
Prepaid income taxes	493	—
Deferred income taxes	7,280	6,451

Total current assets	170,744	144,272
Property, plant and equipment:
Land and land improvements	10,924	9,707
Land-use and mineral rights	6,255	6,168
Buildings	48,171	46,903
Machinery and equipment	319,270	310,593
Construction in progress	13,811	12,767

Total	398,431	386,138
Less accumulated depreciation	124,105	110,312

Net property, plant and equipment	274,326	275,826
Goodwill	23,199	23,213
Intangible and other assets, net	10,876	9,812

Total assets	$479,145	$453,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,762	$11,709
Accrued payroll and benefits	7,111	8,812
Accrued freight	4,984	2,979
Accrued utilities	4,283	3,132
Accrued income taxes	—	2,474
Retainage related to construction in progress	85	108
Other accrued expenses	5,712	4,050

Total current liabilities	29,937	33,264
Deferred income taxes	35,407	30,420
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,594,430 and 24,516,370 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	246	245
Additional paid-in capital	110,405	108,686
Retained earnings	297,703	276,879
Accumulated other comprehensive income	5,447	3,629

Total shareholders’ equity	413,801	389,439

Total liabilities and shareholders’ equity	$479,145	$453,123

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$103,037	$77,918	$204,926	$161,889
Cost of sales	70,534	48,237	140,551	103,491

Gross profit	32,503	29,681	64,375	58,398
Selling, general and administrative expenses	11,966	9,508	23,177	18,980
Start-up costs	—	543	231	967
Loss on disposal of assets	178	—	110	—

Operating profit	20,359	19,630	40,857	38,451
Other income (expense):
Interest income, net	22	133	56	352
Foreign currency exchange gain (loss), net	(66)	323	1,427	797
Other, net	188	(85)	227	15

	144	371	1,710	1,164

Income before income taxes	20,503	20,001	42,567	39,615
Income taxes	6,973	7,120	14,806	13,435

Net income	$13,530	$12,881	$27,761	$26,180

Earnings per share:
Basic	$0.55	$0.53	$1.14	$1.08

Diluted	$0.55	$0.53	$1.13	$1.07

Other information:
Dividends declared per common share	$0.14	$0.12	$0.28	$0.24

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Operating activities
Net income	$27,761	$26,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,558	10,730
Amortization	651	537
Provision for doubtful accounts	56	36
Deferred income taxes	3,178	(162)
Excess tax benefits from stock based compensation	(74)	(134)
Loss on disposal of assets	110	—
Foreign currency transaction gain, net	(1,427)	(797)
Non-cash stock compensation expense	1,309	1,240
Earnings in equity-method investee	(40)	(75)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(16,496)	761
Inventories	(8,796)	(4,089)
Prepaid expenses and other current assets	(1,441)	(1,577)
Prepaid income taxes	(493)	—
Long-term prepaid expenses	36	69
Accounts payable	(4,080)	221
Accrued payroll and benefits	(1,703)	(1,777)
Accrued freight	1,999	(625)
Accrued utilities	1,144	(381)
Accrued income taxes	(2,430)	(2,347)
Other accrued expenses	1,482	(2,331)

Net cash provided by operating activities	15,304	25,479

Investing activities
Capital expenditures, net	(10,898)	(39,694)
Acquisition of business, net of cash acquired	14	(2,545)
Investment in cost-method investee	(1,000)	—
Purchases of short-term investments	—	(4,000)
Proceeds from maturities of short-term investments	—	11,500

Net cash used in investing activities	(11,884)	(34,739)

Financing activities
Proceeds from bank borrowings	5,500	—
Repayments on bank borrowings	(5,500)	—
Net proceeds from stock-based compensation	315	726
Dividends paid	(6,884)	(5,868)
Excess tax benefits from stock based compensation	74	134

Net cash used in financing activities	(6,495)	(5,008)

Net decrease in cash and cash equivalents	(3,075)	(14,268)
Effect of exchange rate changes on cash	176	77
Cash and cash equivalents at beginning of period	12,296	24,973

Cash and cash equivalents at end of period	$9,397	$10,782

Supplemental cash flow information

Interest paid	$37	$6

Income taxes paid	$14,551	$15,945

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
     Change in Method of Accounting for Inventories — During the second quarter of 2008, the Company changed its method of accounting for Proppant segment inventories from the first-in, first-out (FIFO) method to the weighted average cost method. The Company believes that the weighted average cost method more appropriately reflects costs in relation to the physical movement of bulk-processed finished goods. A change in accounting method requires retroactive application and thus restatement of all prior periods presented. However, this change in inventory costing method did not result in a material cumulative difference or a material difference in any one reporting period, and consequently the prior periods have not been restated. The cumulative effect of the accounting change, which was immaterial, is reflected in results of operations in the second quarter of 2008.
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income	$13,530	$12,881	$27,761	$26,180
Denominator:
Denominator for basic earnings per share— Weighted-average shares	24,466,485	24,363,774	24,458,834	24,346,370
Effect of dilutive securities:
Employee stock options	62,561	84,296	58,144	83,905
Nonvested and deferred stock awards	47,669	29,564	39,932	28,975

Dilutive potential common shares	110,230	113,860	98,076	112,880

Denominator for diluted earnings per share— Adjusted weighted-average shares	24,576,715	24,477,634	24,556,910	24,459,250

Basic earnings per share	$0.55	$0.53	$1.14	$1.08

Diluted earnings per share	$0.55	$0.53	$1.13	$1.07

3. Segment Information
     The Company has two operating segments: 1) Proppant and 2) Fracture and Reservoir Diagnostics. Discrete financial information is available for each operating segment. Management of each operating segment reports to the chief operating decision maker, who regularly evaluates income before income taxes as the measure to evaluate segment performance and to allocate resources. Except for the change in Proppant segment inventory accounting method in the second quarter of 2008, the accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007.
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
     Summarized financial information for the Company’s reportable segments is shown in the following table. The “Other” column includes net assets not allocated to the operating segments. Goodwill totaling $21,840 arising from the Company’s acquisition of Pinnacle in 2002 is not assigned to an operating segment because that information is not used by the Company’s chief operating decision maker in allocating resources. An inter-segment note receivable totaling $30,286 at June 30, 2008 and the costs of the Company’s corporate offices are reported in the Proppant segment. Inter-segment sales are not material.

		Fracture and
		Reservoir
	Proppant	Diagnostics	Other	Total
Three Months Ended June 30, 2008
Revenue from external customers	$86,310	$16,727	$—	$103,037
Income before income taxes	17,169	3,334	—	20,503

Three Months Ended June 30, 2007
Revenue from external customers	$67,265	$10,653	$—	$77,918
Income before income taxes	18,415	1,586	—	20,001

Six Months Ended June 30, 2008
Revenue from external customers	$172,692	$32,234	$—	$204,926
Income before income taxes	36,147	6,420	—	42,567
Segment assets at June 30, 2008	424,174	63,417	(8,446)	479,145

Six Months Ended June 30, 2007
Revenue from external customers	$140,872	$21,017	$—	$161,889
Income before income taxes	37,005	2,610	—	39,615
4. Dividends Paid
     On April 15, 2008, the Board of Directors declared a cash dividend of $0.14 per common share payable to shareholders of record on April 30, 2008. The dividend was paid on May 15, 2008. On July 15, 2008, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on July 31, 2008. This dividend is payable on August 15, 2008.

5. Comprehensive Income
     The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$13,530	$12,881	$27,761	$26,180
Foreign currency translation adjustment	497	515	1,818	38

Comprehensive income	$14,027	$13,396	$29,579	$26,218

     The foreign currency translation adjustment for the three months ended June 30, 2008 and 2007 is net of deferred income taxes of $267 and $258, respectively. For the six months ended June 30, 2008 and 2007, the foreign currency translation adjustment is net of deferred income taxes of $979 and $1,151, respectively.
6. Stock Based Compensation
     The Company has three stock based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy minimum statutory tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise of options. As of June 30, 2008, 135,420 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date, on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of June 30, 2008, 4,999 shares were reserved for future issuance in payment of $230 of fees and dividends deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the six months ended June 30, 2008 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2008	171,075	$22.43
Granted	—	—
Exercised	(21,374)	$17.17
Forfeited	—	—

Outstanding at June 30, 2008	149,701	$23.18	$5,265

Exercisable at June 30, 2008	149,701	$23.18	$5,265

     As of June 30, 2008, all compensation cost related to stock options granted under the plan has been recognized. The weighted-average remaining contractual term of options outstanding at June 30, 2008 was 3.6 years. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $470.
     A summary of restricted stock activity and related information for the six months ended June 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	99,721	$45.10
Granted	58,595	$37.07
Vested	(37,984)	$46.34
Forfeited	(742)	$39.80

Nonvested at June 30, 2008	119,590	$40.81

     As of June 30, 2008, there was $3,400 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2008 was $1,760.
     The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (SARs) or phantom shares to key international employees. One third of the units subject to award vest and shall cease to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs shall have the right to receive an amount, in cash, equal to the excess of fair market value of a share of common stock as of the vesting date, or in some cases on an later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares shall be entitled a lump sum cash payment equal to the fair market value of a share of common stock on the vesting date. In no event will common stock of the Company be issued under the International Long-Term Incentive Plan. As of June 30, 2008, there were 5,125 units of phantom shares granted under the plan, none of which have vested, with a total value of $299.
7. Foreign Currencies
     As of June 30, 2008, the Company’s net investment that is subject to foreign currency fluctuations totaled $85,530 and the Company has recorded cumulative foreign currency translation adjustments of $5,447, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed $28,595, as of June 30, 2008, from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income.
8. New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by SFAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. Effective January 1, 2008, the Company adopted SFAS 159. The Company elected to not account for any other assets or liabilities at fair value and therefore the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating FSP No. 142-3 and has not yet determined the impact of adoption.
     In June 2008, the FASB issued FSP No. Emerging Issue Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. This FSP becomes effective on April 1, 2009 and it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data. The Company does not currently anticipate that adoption will have a material impact on its earnings per share data.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro, Georgia facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid-June 2007, submitted additional information to the EPD during the second quarter of 2008 and continues to respond to EPD inquiries. The EPD has not yet issued a response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

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
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the second quarter of 2008, the Company changed its method of accounting for Proppant segment inventories from the first-in, first-out (FIFO) method to the weighted average cost method. There has been no change in the Company’s evaluation of its other critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended June 30, 2008
Revenues. Consolidated revenues of $103.0 million for the quarter ended June 30, 2008 increased 32% compared to $77.9 million in revenues for the quarter ended June 30, 2007. The improvement was due to a 28% increase in Proppant segment revenues and a 57% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $86.3 million for the quarter ended June 30, 2008 exceeded revenues of $67.3 million for the same period in 2007 by 28% due to a 36% increase in proppant sales volume partially offset by a 5% decrease in the average selling price. Worldwide proppant sales totaled 281 million pounds for the quarter compared to 207 million pounds for the second quarter of 2007. North American sales volume increased 35% due primarily to increased U.S. sales volume driven by sales of CARBOHYDROPROP™, a lower-priced ceramic proppant introduced in early 2008 to be cost competitive with resin-coated sand and increases in demand for most of the Company’s other products in key U.S. markets in Texas, Louisiana and North Dakota. Overseas sales volume increased 38%, with the strongest growth occurring in Russia. The average selling price of proppant in the second quarter of 2008 was $0.307 per pound compared to the second quarter 2007 average selling price of $0.325 per pound. The lower average selling price was primarily due to the sales of CARBOHYDROPROP™, higher sales volume in Russia where the average selling price is lower than in North America, and a change in the mix of other products sold.
Fracture and Reservoir Diagnostics segment revenues for the second quarter of 2008 were $16.7 million, 57% higher than revenues of $10.6 million for the same period in 2007. The increase was primarily due to increases in fracture mapping revenue and non-oilfield monitoring sales.
Gross Profit. Consolidated gross profit for the second quarter of 2008 was $32.5 million, or 32% of revenues, compared to $29.7 million, or 38% of revenues, for the second quarter of 2007. Gross profit increased by 10% compared to last year’s second quarter as a result of increased revenues in both the Proppant and the Fracture and Reservoir Diagnostics segments. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily as a result of a decline in gross profit margin in the Proppant segment.

Proppant segment gross profit was $24.9 million for the second quarter of 2008 compared to $24.7 million for the second quarter of 2007. Despite higher gross profit from increased sales volume, gross profit as a percentage of revenues declined to 29% in 2008 compared to 37% in last year’s second quarter. The factors contributing to the decrease in Proppant segment gross profit as a percentage of revenue are increased sales of lower-margin CARBOHYDROPROP™, higher manufacturing costs in the Company’s U.S. plants stemming from increases in the cost of natural gas and raw materials consumed, and increased freight to transport product to customer locations.
Fracture and Reservoir Diagnostics segment gross profit for the second quarter of 2008 was $7.6 million, or 46% of revenues, compared to $5.0 million, or 47% of revenues, for the second quarter of 2007. The increase in gross profit is due to the increase in year-over-year revenue relative to fixed costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $12.0 million of SG&A expenses and $0.1 million of other operating expenses for the second quarter of 2008 compared to $9.5 million and $0.5 million, respectively, for the second quarter of 2007. As a percentage of revenues, SG&A expenses decreased to 11.6% compared to 12.2% for the second quarter of 2007.
Proppant segment expenses consisted of $7.9 million of SG&A expenses and $0.1 million of other operating expenses for the second quarter of 2008 compared to $6.2 million and $0.5 million, respectively, for the second quarter of 2007. SG&A expenses increased by $1.7 million due to increased marketing activity in both domestic and international markets as well as administrative expenses necessary to support operations in an expanding global market. As a percentage of revenues, Proppant segment SG&A expenses decreased to 9.1% compared to 9.3% for the second quarter of 2007. Other operating expenses of $0.1 million for the second quarter of 2008 consisted primarily of a loss related to equipment disposals, while other operating expenses of $0.5 million in the second quarter of 2007 consisted primarily of final startup costs for the Company’s new manufacturing facility in Russia.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $4.1 million, or 25% of revenues, for the second quarter of 2008 and $3.3 million, or 30% of revenues, for the corresponding period in 2007. The increase in aggregate expense was primarily due to additional personnel added to sales and marketing staff, incremental variable compensation based on improved revenue and profit generation, plus increased technical development and administrative costs to support increased sales activity.
Income Tax Expense. Income tax expense is not allocated between the two operating segments. Consolidated income tax expense was $7.0 million, or 34.0% of pretax income, for the second quarter of 2008 compared to $7.1 million, or 35.6% of pre-tax income, for the same period a year ago. The effective income tax rate decreased due to a tax refund resulting from the filing of an amended prior year state tax return in the second quarter of 2008.
Six Months Ended June 30, 2008
Revenues. Consolidated revenues of $204.9 million for the six months ended June 30, 2008 exceeded revenues of $161.9 million for the same period in 2007 by 27%. The improvement was due to a 23% increase in Proppant segment revenues and a 53% increase in Fracture and Reservoir Diagnostics segment revenues.
Proppant segment revenues of $172.7 million for the six months ended June 30, 2008 exceeded revenues of $140.9 million for the same period in 2007 by 23%. The growth was driven primarily by a 29% increase in sales volume partially offset by a 5% decrease in the average selling price. Worldwide proppant sales totaled 563 million pounds in the first half of 2008 compared to 435 million pounds in the first half of 2007. North American sales volume increased 29% over last year due primarily to higher sales in the U.S. that resulted from the introduction of CARBOHYDROPROP™ as well as increased demand for most of the Company’s other products. Overseas sales volume increased 33% led by an increase in Russia. The average selling price per pound of ceramic proppant in the first half of 2008 was $0.307 versus $0.324 in the first half of 2007. The lower average selling price was due to the sales of CARBOHYDROPROP™, increased sales in Russia where the average selling price is lower than North America and a change in the mix of other products sold.
Fracture and Reservoir Diagnostics segment revenues of $32.2 million for the six months ended June 30, 2008 exceeded revenues of $21.0 million for the same period in 2007 by 53%. The growth was driven primarily by an increase in demand for fracture mapping in North America and non-oilfield monitoring sales.

Gross Profit. Consolidated gross profit for the six months ended June 30, 2008 was $64.4 million, or 31% of revenues, compared to $58.4 million, or 36% of revenues, for the same period in 2007. The 10% increase in gross profit was the result of increased revenues in both the Proppant segment and the Fracture and Reservoir Diagnostics segment. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily as a result of a decline in gross profit margin in the Proppant segment.
Proppant segment gross profit for the six months ended June 30, 2008 was $50.0 million, or 29% of revenues, compared to $49.4 million, or 35% of revenues, for the same period in 2007. Despite increased sales volume, gross profit decreased as a percentage of revenues because of continued high production costs during the initial production phases of the Company’s new manufacturing facility in Russia, increased sales of lower-margin CARBOHYDROPROPTM, higher manufacturing costs in the Company’s U.S. plants stemming from increases in the cost of natural gas and raw materials, and increased freight to transport product to customer locations.
Fracture and Reservoir Diagnostics segment gross profit for the six months ended June 30, 2008 was $14.4 million, or 45% of revenues, compared to $9.0 million, or 43% of revenues, for the same period in 2007. The increase in gross profit and gross profit margin was primarily due to increased utilization of staff and equipment.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Consolidated expenses consisted of $23.2 million of SG&A expenses and $0.3 million of other operating expenses for the six months ended June 30, 2008 compared to $19.0 million and $0.9 million, respectively, for the six months ended June 30, 2007. As a percentage of revenues, SG&A expenses decreased to 11.3% for the first half of 2008 compared to 11.7% the same period in 2007.
Proppant segment expenses consisted of $15.5 million of SG&A expenses and $0.3 million of other operating expenses for the six months ended June 30, 2008 compared to $12.7 million and $0.9 million, respectively, for the six months ended June 30, 2007. SG&A expenses increased primarily because of planned increases in global marketing activity and administrative expenses to support revenue growth and global expansion. As a percentage of revenues, SG&A expenses remained unchanged at 9.0% in 2008 and 2007. Other operating expenses of $0.3 million for the six months ended June 30, 2008 consisted of start-up costs relating to the second production line at the Company’s Toomsboro, Georgia facility and a loss related to equipment disposals. Other operating expenses of $0.9 million for the six months ended June 30, 2007 consisted primarily of the final start-up costs associated with the Company’s new manufacturing facility in Russia.
Fracture and Reservoir Diagnostics segment SG&A expenses totaled $7.7 million, or 24% of revenues, for the six months ended June 30, 2008 compared to $6.3 million, or 30% of revenues, for the six months ended June 30, 2007. The increase in aggregate expense was primarily due to greater technology development spending on the growing reservoir monitoring business as well as increases in marketing and administrative expenses necessary to support revenue growth.
Income Tax Expense. Income tax expense is not allocated between the two operating segments. Consolidated income tax expense was $14.8 million, or 34.8% of pretax income, for the six months ended June 30, 2008 compared to $13.4 million, or 33.9% of pretax income, for the six months ended June 30, 2007. The increase in the effective tax rate is due to a reduction of deferred state taxes in the first quarter of 2007 resulting from tax law changes in certain states.
Liquidity and Capital Resources
At June 30, 2008, the Company had cash and cash equivalents of $9.4 million compared to cash and cash equivalents of $12.3 million at December 31, 2007. For the six months ended June 30, 2008, the Company generated $15.3 million in cash from operations, received $0.3 million in net proceeds from employee exercises of stock options, retained $0.1 million in cash from excess tax benefits relating to stock based compensation to employees, and accumulated $0.2 million of cash from the effect of exchange rate changes. Uses of cash included $10.9 million of capital spending, $1.0 million to acquire a 6% ownership in another company, and $6.9 million of cash dividends. In addition, during the six months ended June 30, 2008, the Company borrowed and fully-repaid a total of $5.5 million on its credit facility.
The Company believes its 2008 results will continue to be influenced by the level of natural gas drilling in North America. The Company believes the introduction of its new CARBOHYDROPROPTM product has helped penetrate the market for sand-based proppant resulting in growth in North America that has exceeded the increase in natural gas drilling activity. As a result, the Company has nearly reached full capacity utilization at its U.S.-based manufacturing facilities and expects to invest additional capital to expand production capacity. The Company recently announced plans to construct a third production line at its Toomsboro, Georgia manufacturing facility that is expected to add 250 million pounds of capacity in the first half of 2010 at a total cost of approximately $70 million. The Company believes that stronger than anticipated prices for natural gas should result in increased drilling activity and increased demand for ceramics proppants in the third and fourth quarters of 2008; however, North American sales volumes will be limited by production capacities and the increased inflation pressures the Company has recently experienced for raw materials and energy may continue to impact operating margins. From an overseas perspective, the Company believes the outlook for drilling and fracturing activity is optimistic and expects the recent investments made in fixed assets and human resources necessary to expand its international presence will continue to show positive results.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 15, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.17 per share to shareholders of the Company’s common stock on July 31, 2008. The Company estimates its total capital expenditures for the remainder of 2008 will be between $20 million and $25 million.
The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2008, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2008.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Among these factors are:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2008, the Company’s net investment that is subject to foreign currency fluctuations totals $85.5 million and the Company has recorded cumulative foreign currency translation adjustments of $5.4 million, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed $28.6 million, as of June 30, 2008, from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact Net Income. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2008.
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
As of June 30, 2008, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2008, the Company implemented a new accounting information system, SAP, in its North American Proppant segment operations, which includes the Company’s corporate financial reporting functions. The implementation resulted in modifications to internal controls over the related accounting and operating processes at these locations and for these functions. The Company intends to implement SAP in its remaining business units, which are the Proppant segment operations in Russia and China and the Fracture and Reservoir Diagnostics segment operations, although timing of these implementations has not yet been determined. Other than the changes mentioned above, no other changes to internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 of the Notes to the Consolidated Financial Statements which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our repurchases of common stock during the quarter ended June 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
			Total Number of	Number of
			Shares	Shares that
	Total Number	Average	Purchased as	May Yet be
	of Shares	Price Paid	Part of Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plans

04/01/08 to 06/30/08 (1)	1,167	$44.79	0	0

(1)	Represents shares of restricted stock withheld for the payment of withholding taxes upon the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on April 15, 2008.

b.	The following matters were submitted to a vote at the meeting:
(1) The election of the following nominees as directors of CARBO Ceramics Inc. Votes representing 22,833,947 shares of Common Stock were cast. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Claude E. Cooke, Jr.	22,355,451	478,496
Chad C. Deaton	22,549,509	284,438
James B. Jennings	22,602,787	231,160
Gary A. Kolstad	22,511,145	322,802
H. E. Lentz, Jr.	22,549,464	284,483
Randy L. Limbacher	22,602,567	231,380
William C. Morris	22,491,441	342,506
Robert S. Rubin	22,355,416	478,531

(2) The ratification of the appointment of Ernst & Young LLP as independent accountants to audit the consolidated financial statements of CARBO Ceramics Inc. for the year 2008. Votes representing 22,833,947 shares of Common Stock were cast. Results of the vote were as follows: 22,288,874 for, 502,749 against, and 42,324 abstained.
ITEM 5. OTHER INFORMATION
          Not applicable

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
18.1	Letter from Ernst & Young LLP dated August 8, 2008, regarding change in accounting principle.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: August 11, 2008

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
18.1	Letter from Ernst & Young LLP dated August 8, 2008, regarding change in accounting principle.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.