Form 10-Q
period 2008-09-30
CARBO CERAMICS INC
filed 2008-11-06
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission File No. 001-15903
CARBO CERAMICS INC.
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of	72-1100013 (I.R.S. Employer
incorporation or organization)	Identification Number)
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2008, 24,456,862 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$31,931	$12,296
Trade accounts and other receivables, net	69,965	51,353
Inventories:
Finished goods	34,202	35,070
Raw materials and supplies	25,293	18,917

Total inventories	59,495	53,987
Prepaid expenses and other current assets	2,977	2,246
Deferred income taxes	7,914	6,451
Assets of discontinued operations	70,983	66,191

Total current assets	243,265	192,524
Property, plant and equipment:
Land and land improvements	10,097	8,880
Land-use and mineral rights	6,258	6,168
Buildings	43,613	42,881
Machinery and equipment	289,978	281,629
Construction in progress	12,980	11,455

Total	362,926	351,013
Less accumulated depreciation	115,825	97,752

Net property, plant and equipment	247,101	253,261
Goodwill	4,859	4,873
Intangible and other assets, net	2,360	2,465

Total assets	$497,585	$453,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,104	$8,206
Accrued payroll and benefits	10,353	8,812
Accrued freight	4,811	2,979
Accrued utilities	3,854	3,132
Accrued income taxes	2,912	2,474
Other accrued expenses	4,160	3,637
Liabilities of discontinued operations	2,217	4,024

Total current liabilities	35,411	33,264
Deferred income taxes	36,618	30,420
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 24,609,698 and 24,516,370 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	246	245
Additional paid-in capital	110,663	108,686
Retained earnings	311,851	276,879
Accumulated other comprehensive income	2,796	3,629

Total shareholders’ equity	425,556	389,439

Total liabilities and shareholders’ equity	$497,585	$453,123

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$102,587	$74,313	$282,247	$219,004
Cost of sales	70,449	49,189	196,645	142,557

Gross profit	32,138	25,124	85,602	76,447
Selling, general and administrative expenses	10,183	7,555	27,502	21,544
Start-up costs	—	204	231	1,171
Loss on disposal or impairment of assets	1,449	—	1,559	—

Operating profit	20,506	17,365	56,310	53,732
Other income (expense):
Interest income, net	21	72	77	424
Foreign currency exchange gain (loss), net	(511)	1,581	916	2,377
Other, net	75	(36)	262	(95)

	(415)	1,617	1,255	2,706

Income before income taxes	20,091	18,982	57,565	56,438
Income taxes	4,779	6,128	17,649	18,743

Income from continuing operations	15,312	12,854	39,916	37,695

Income from discontinued operations, net of income taxes	3,108	1,209	6,265	2,548

Net income	$18,420	$14,063	$46,181	$40,243

Basic earnings per share:
Continuing operations	$0.62	$0.53	$1.63	$1.55
Discontinued operations	0.13	0.05	0.26	0.10

Basic earnings per share	$0.75	$0.58	$1.89	$1.65

Diluted earnings per share:
Continuing operations	$0.62	$0.52	$1.62	$1.54
Discontinued operations	0.13	0.05	0.26	0.10

Diluted earnings per share	$0.75	$0.57	$1.88	$1.64

Other information:
Dividends declared per common share	$0.17	$0.14	$0.45	$0.38

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Operating activities
Net income	$46,181	$40,243
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(6,265)	(2,548)
Depreciation	18,115	13,783
Amortization	358	223
Provision for doubtful accounts	72	59
Deferred income taxes	5,183	(552)
Excess tax benefits from stock based compensation	(375)	(124)
Loss on disposal or impairment of assets	1,559	—
Foreign currency transaction gain, net	(916)	(2,378)
Stock compensation expense	1,531	1,313
Changes in operating assets and liabilities:
Trade accounts and other receivables	(18,825)	(1,877)
Inventories	(5,553)	(12,290)
Prepaid expenses and other current assets	(1,208)	(426)
Long-term prepaid expenses	36	103
Accounts payable	(1,128)	3,380
Accrued payroll and benefits	1,552	(347)
Accrued freight	1,831	199
Accrued utilities	716	(923)
Accrued income taxes	1,635	(2,089)
Other accrued expenses	730	(415)

Net cash provided by operating activities of continuing operations	45,229	35,334

Investing activities
Capital expenditures, net	(12,379)	(47,137)
Acquisition of business, net of cash acquired	—	(2,545)
Investment in cost-method investee	(1,000)	—
Purchases of short-term investments	—	(4,000)
Proceeds from maturities of short-term investments	—	11,500

Net cash used in investing activities of continuing operations	(13,379)	(42,182)

Financing activities
Proceeds from bank borrowings	6,500	3,000
Repayments on bank borrowings	(6,500)	(3,000)
Net proceeds from stock based compensation	2,268	764
Dividends paid	(11,067)	(9,293)
Purchase of common stock	(3,540)	—
Excess tax benefits from stock based compensation	375	124

Net cash used in financing activities of continuing operations	(11,964)	(8,405)

Effect of exchange rate changes on cash	(38)	193
Net cash used in discontinued operations	(213)	(2,464)

Net increase (decrease) in cash and cash equivalents	19,635	(17,524)
Cash and cash equivalents at beginning of period	12,296	24,973

Cash and cash equivalents at end of period	$31,931	$7,449

Supplemental cash flow information
Interest paid	$44	$6

Income taxes paid	$14,932	$22,946

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
     Change in Method of Accounting for Inventories - During the second quarter of 2008, the Company changed its method of accounting for inventories from the first-in, first-out (FIFO) method to the weighted average cost method. The Company believes that the weighted average cost method more appropriately reflects costs in relation to the physical movement of bulk-processed finished goods. A change in accounting method requires retroactive application and thus restatement of all prior periods presented. However, this change in inventory costing method did not result in a material cumulative difference or a material difference in any one reporting period, and consequently the prior periods have not been restated. The cumulative effect of the accounting change, which was immaterial, was reflected in the results of operations in the second quarter of 2008.
2. Sale of Assets (Discontinued Operations)
     On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”), to Halliburton Energy Services, Inc. (“Halliburton”). The sale, which includes all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008, for $143,740 in cash, including $6,740 for preliminary working capital adjustments. The final purchase price is subject to post-closing working capital adjustments. The group of assets sold meets the definition of a component of an entity as defined by the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended). The Company has no continuing involvement in these operations. Consequently, the related operations are reported as discontinued operations and the related assets and liabilities, which are held for sale, are presented as assets and liabilities of discontinued operations in the consolidated balance sheets. The Company retains the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of tiltmeter technology for geotechnical applications. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the criteria for a reportable segment.

     The detail of assets and liabilities of discontinued operations reported in the consolidated balance sheets are as follows:

	September 30,	December 31,
	2008	2007
Current assets:
Trade accounts and other receivables, net	$23,178	$17,597
Prepaid expenses and other current assets	280	342
Property, plant and equipment:
Land and land improvements	827	827
Buildings	4,629	4,022
Machinery and equipment	29,651	28,964
Construction in progress	1,289	1,312

Total	36,396	35,125
Less accumulated depreciation	14,860	12,560

Net property, plant and equipment	21,536	22,565
Goodwill	18,340	18,340
Intangible and other assets, net	7,649	7,347

Total assets of discontinued operations	$70,983	$66,191

Current liabilities:
Accounts payable	$1,424	$3,611
Other accrued expenses	793	413

Total liabilities of discontinued operations	$2,217	$4,024

     Revenues and income before income taxes from discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$17,337	$10,475	$42,603	$27,673

Income before income taxes	$5,012	$1,950	$10,105	$4,109

     Cash flows from discontinued operations are as follows:

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net income	$6,265	$2,548
Depreciation, amortization and other	3,931	3,669
Changes in operating assets and liabilities, net	(7,469)	(1,794)

Net cash provided by operating activities	2,727	4,423

Investing activities: Capital expenditures, net	(3,321)	(6,913)

Financing activities: Excess tax benefits from stock based compensation	381	26

Net cash used in discontinued operations	$(213)	$(2,464)

3. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$15,312	$12,854	$39,916	$37,695
Denominator:
Denominator for basic earnings per share—Weighted-average shares	24,481,635	24,376,869	24,466,490	24,356,648
Effect of dilutive securities:
Employee stock options	24,976	84,799	47,088	84,203
Nonvested and deferred stock awards	60,597	42,512	46,823	33,490

Dilutive potential common shares	85,573	127,311	93,911	117,693

Denominator for diluted earnings per share—Adjusted weighted-average shares	24,567,208	24,504,180	24,560,401	24,474,341

Basic earnings per share	$0.62	$0.53	$1.63	$1.55

Diluted earnings per share	$0.62	$0.52	$1.62	$1.54

4. Common Stock Repurchase Program
     On August 28, 2008 the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of September 30, 2008, the Company repurchased and retired 72,600 shares at an aggregate price of $3,540.
5. Dividends Paid
     On July 15, 2008, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on July 31, 2008. The dividend was paid on August 15, 2008. On October 14, 2008, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on October 31, 2008. The dividend is payable on November 14, 2008.
6. Comprehensive Income
     The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$18,420	$14,063	$46,181	$40,243
Foreign currency translation adjustment	(2,650)	814	(832)	852

Comprehensive income	$15,770	$14,877	$45,349	$41,095

     The foreign currency translation adjustment for the three months ended September 30, 2008 and 2007 is net of deferred income tax (benefit) expense of $(1,427) and $438, respectively. For the nine months ended September 30, 2008 and 2007, the foreign currency translation adjustment is net of deferred income tax (benefit) expense of $(448) and $1,589, respectively.
7. Stock Based Compensation
     The Company has three stock based compensation plans: a restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy minimum statutory tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest

(i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. Under the stock option plans, the Company was permitted to grant options for up to 2,175,000 shares. The exercise price of each option generally was equal to the market price of the Company’s Common Stock on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise of options. As of September 30, 2008, 136,090 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of September 30, 2008, 5,849 shares were reserved for future issuance in payment of $273 deferred under the Plan by electing directors.
     A summary of stock option activity and related information for the nine months ended September 30, 2008 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2008	171,075	$22.43
Granted	—	—
Exercised	(112,012)	$21.52
Forfeited	—	—

Outstanding at September 30, 2008	59,063	$24.15	$1,622

Exercisable at September 30, 2008	59,063	$24.15	$1,622

     As of September 30, 2008, all compensation cost related to stock options granted under the plan has been recognized. The weighted-average remaining contractual term of options outstanding at September 30, 2008 was 3.8 years. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $3,537.
     A summary of restricted stock activity and related information for the nine months ended September 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	99,721	$45.10
Granted	58,595	$37.07
Vested	(39,050)	$46.29
Forfeited	(1,412)	$45.15

Nonvested at September 30, 2008	117,854	$40.72

     As of September 30, 2008, there was $2,779 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2008 was $1,807.

     The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (SARs) or phantom shares to key international employees. One third of the units subject to award vest and cease to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of fair market value of a share of Common Stock as of the vesting date, or in some cases on an later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of September 30, 2008, there were 6,125 units of phantom shares granted under the plan, of which 225 have been forfeited and none have vested, with a total value of $304.
8. Foreign Currencies
     As of September 30, 2008, the Company’s net investment that is subject to foreign currency fluctuations totaled $83,640 and the Company has recorded cumulative foreign currency translation adjustments of $2,796, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed funds from another subsidiary of the Company to finance construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). During the third quarter of 2008, this indebtedness was significantly reduced. Amounts outstanding under the loan totaled $4,595 as of September 30, 2008.
9. Income Taxes
     During the third quarter of 2008, the Company determined that depletion deductions should be claimed for the Company’s kaolin mining activities, which supply its lightweight ceramic proppant operations, and also completed and filed its prior year federal and state income tax returns. The mining depletion adjustment recorded during the quarter relates to amounts claimed on the 2007 tax return filed during the quarter, additional amounts to be claimed through the filing of an amended tax return for 2006 as well as deductions available to the Company for mining activities conducted during the first and second quarters of 2008. As the depletion deductions and other adjustments recognized represent permanent differences, the Company reduced its year to date income tax expense by $2,078, which represents $298 of 2008 estimated tax and $1,780 related to tax return filings for 2007 and 2006.
10. New Accounting Pronouncements
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
12. Subsequent Events
     On October 10, 2008, the Company awarded 15,400 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $590, which will be expensed net of estimated forfeitures over the three year vesting period.
     As part of the Board of Directors’ authorization for the repurchase of up to two million shares of the Company’s Common Stock, the Company repurchased an additional 167,400 shares subsequent to September 30, 2008. As of November 5, 2008, the Company repurchased a total of 240,000 shares at an aggregate price of $11,092.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company manufactures ceramic proppant and provides services and software that are used in the hydraulic fracturing of natural gas and oil wells.
On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”) to Halliburton Energy Services, Inc. (“Halliburton”). The sale, which includes all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008, for $143.7 million cash, including $6.7 million for preliminary working capital adjustments. The final purchase price is subject to post-closing working capital adjustments. The group of assets sold meets the definition of a component of an entity as defined by the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended). The Company has no continuing involvement in these operations. Consequently, the related operations are reported as discontinued operations and the related assets and liabilities, which are held for sale, are presented as assets and liabilities of discontinued operations in the consolidated balance sheets. The Company retains the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of tiltmeter technology for geotechnical applications. Prior to the sale, the Pinnacle assets and operations were reported in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining businesses, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the criteria for a reportable segment.
Also, on August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. As of September 30, 2008, the Company repurchased and retired 72,600 shares at an aggregate price of $3.5 million.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the second quarter of 2008, the Company changed its method of accounting for inventories from the first-in, first-out (FIFO) method to the weighted average cost method. There has been no change in the Company’s evaluation of its other critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended September 30, 2008
Revenues. Revenues of $102.6 million for the quarter ended September 30, 2008 increased 38% compared to $74.3 million in revenues for the quarter ended September 30, 2007. Revenues increased primarily due to a 35% increase in proppant sales volume and a 2% increase in the average selling price of proppant sold. Worldwide proppant sales totaled 306 million pounds for the third quarter of 2008 compared to 226 million pounds for the third quarter of 2007. North American sales volume increased 47% due primarily to increased U.S. sales volume driven by sales of CARBOHYDROPROP™, a ceramic proppant introduced in early 2008 to be cost competitive with resin-coated sand, and increased demand for most of the Company’s other products in key U.S. markets. Sales volume in Canada and Mexico increased 37% and 16%, respectively. These increases were partially offset by the impact of overseas sales which declined 6% compared to last year’s third quarter. The average selling price of proppant in the third quarter of 2008 was $0.324 per pound compared to the third quarter 2007 average selling price of $0.318 per pound.
Gross Profit. Gross profit for the third quarter of 2008 was $32.1 million, or 31% of revenues, compared to $25.1 million, or 34% of revenues, for the third quarter of 2007. Gross profit for the third quarter of 2008 increased by 28% compared to last year’s third quarter as a result of increased revenues. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily due to increased sales of lower-margin CARBOHYDROPROPTM, higher manufacturing costs in the Company’s U.S. plants primarily resulting from increases in the cost of natural gas and raw materials consumed in the production of bauxite-based products, and increased freight to transport product to customer locations.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Expenses consisted of $10.2 million of SG&A expenses and $1.4 million of other operating expenses for the third quarter of 2008 compared to $7.6 million of SG&A expenses and $0.2 million of other operating expenses for the corresponding period in 2007. As a percentage of revenues, SG&A expenses decreased to 9.9% compared to 10.2% for the third quarter of 2007. Increases in SG&A expenses related to marketing, engineering and information technology activities. Other operating expenses of $1.4 million in the third quarter of 2008 mainly resulted from write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer while other operating expenses of $0.2 million in the third quarter of 2007 mainly consisted of startup costs for the Company’s new manufacturing facility in Russia.
Other Income (Expense). Other income of $1.6 million for the quarter ended September 30, 2007 declined $2.0 million to a net expense of $0.4 million in the same period in 2008 due primarily to exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated.
Income Tax Expense. Income tax expense was $4.8 million, or 23.8% of pretax income, for the third quarter of 2008 compared to $6.1 million, or 32.3% of pretax income, for the same period last year. During the third quarter of 2008, the Company determined that depletion deductions should be claimed for the Company’s kaolin mining activities, which supply its lightweight ceramic proppant operations, and also completed and filed its prior year federal and state income tax returns. The mining depletion adjustment recorded during the quarter relates to amounts claimed on the 2007 tax return filed during the quarter, additional amounts to be claimed through the filing of an amended tax return for 2006 as well as deductions available to the Company for mining activities conducted during the first and second quarters of 2008.As the depletion deductions and other adjustments recognized represent permanent differences, the Company reduced its year to date income tax expense by $2.1 million, which represents $0.3 million of 2008 estimated tax ad $1.8 million related to tax return filings for 2007 and 2006.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations of $3.1 million increased 157% compared to $1.2 million for the same period last year. The $1.9 million increase is mainly attributed to a $4.2 million increase in gross profit offset by increases in selling, general, and administrative expenses and income taxes of $1.1 million and $1.2 million, respectively. The increase in gross profit was attributed to an increase of $6.8 million in sales offset by an increase in cost of sales of $2.6 million.
Nine Months Ended September 30, 2008
Revenues. Revenues of $282.2 million for the nine months ended September 30, 2008 exceeded revenues of $219.0 million for the same period in 2007 by 29%. Revenues increased primarily due to a 31% increase in sales volume partially offset by a 3% decrease in the average selling price. Worldwide proppant sales totaled 869 million pounds in the first nine months of 2008 compared to 661 million pounds for the same period in 2007. North American sales volume increased 35% over last year, driven by the continued strength in the U.S. market resulting from the introduction of CARBOHYDROPROPTM in early 2008 as well as increased demand for most of the Company’s other products. Overseas sales volume increased 18% led by an increase in Russia, which is due to the start-up of a manufacturing plant in that market during the second quarter of 2007. The average selling price per pound of ceramic proppant in the first nine months of 2008 was $0.313 versus $0.322 for the same period last year. The lower average selling price was due to increased sales of CARBOHYDROPROPTM, increased sales in Russia where the average selling price is lower than North America and a change in the mix of other products sold.

Gross Profit. Gross profit for the nine months ended September 30, 2008 was $85.6 million, or 30% of revenues, compared to $76.4 million, or 35% of revenues, for the same period in 2007. The increase in gross profit was the result of increased revenues. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily as a result of lower-margin sales in Russia, increased sales of lower-margin CARBOHYDROPROP™, higher manufacturing costs in the Company’s U.S. plants primarily resulting from increases in the cost of natural gas and raw materials, and increased freight to transport product to customer locations.
Selling, General and Administrative (SG&A) and Other Operating Expenses. Expenses consisted of $27.5 million of SG&A expenses and $1.8 million of other operating expenses for the nine months ended September 30, 2008 compared to $21.5 million and $1.2 million, respectively, for the nine months ended September 30, 2007. As a percentage of revenues, SG&A expenses were 9.7% in 2008 compared to 9.8% in 2007. SG&A expenses increased primarily because of global marketing activity and administrative expenses supporting revenue growth. Other operating expenses of $1.8 million for the nine months ended September 30, 2008 consisted of a $1.4 million write-off of a 2005 prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer, $0.2 million relating to start-up costs for the second production line at the Company’s Toomsboro, Georgia facility, and a $0.2 million loss related to equipment disposals. Other operating expenses of $1.2 million for the nine months ended September 30, 2007 consisted primarily of start-up costs associated with the Company’s new manufacturing facility in Russia.
Other Income (Expense). Other income of $1.3 million for the nine months ended September 30, 2008 declined $1.4 million from $2.7 million in the same period in 2007 due primarily to exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated.
Income Tax Expense. Income tax expense was $17.6 million, or 30.7% of pretax income, for the nine months ended September 30, 2008 compared to $18.7 million, or 33.2% of pretax income for the same period last year. The decrease in the effective tax rate is due to the final preparation and filing of the Company’s tax returns and additional tax benefits associated with the depletion of ore minerals owned by the Company. The 2007 effective tax rate also included a reduction of deferred state taxes resulting from tax law changes in certain states.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations of $6.2 million increased 146% compared to $2.5 million for the same period last year. The growth of $3.7 million is mainly attributed to an $8.1 million increase in gross profit offset by increases in selling, general, and administrative expenses and income taxes of $2.1 million and $2.3 million, respectively. The increase in gross profit was attributed to an increase of $14.9 million in sales offset by an increase in cost of sales of $6.8 million.
Liquidity and Capital Resources
At September 30, 2008, the Company had cash and cash equivalents of $31.9 million compared to cash and cash equivalents of $12.3 million at December 31, 2007. For the nine months ended September 30, 2008, the Company generated $45.2 million in cash from operating activities of continuing operations, received $2.3 million in net proceeds from employee exercises of stock options and retained $0.4 million in cash from excess tax benefits relating to stock based compensation to employees. Use of cash included $12.4 million of capital spending, $1.0 million to acquire a 6% ownership in another company, $3.6 million to repurchase and retire shares of the Company’s Common Stock, $11.1 million of cash dividends and $0.2 million from activities of discontinued operations. In addition, during the nine months ended September 30, 2008, the Company borrowed and fully-repaid a total of $6.5 million on its credit facility.
The Company believes its 2008 results will continue to be influenced by the level of natural gas drilling in North America. The lack of credit availability and a slowing global economy raise concerns about the level of drilling activity for the remainder of 2008 and 2009. However, the Company believes that any downturn in drilling will be relatively short due to the steep decline curves in reservoirs currently producing the bulk of U.S. natural gas.

The Company believes the introduction of its new CARBOHYDROPROP™ product has helped penetrate the market for sand-based proppant resulting in growth in North America. As a result, the Company has nearly reached full capacity utilization at its U.S.-based manufacturing facilities and expects to invest additional capital to expand production capacity. The Company recently announced plans to construct a third production line at its Toomsboro, Georgia manufacturing facility that is expected to add 250 million pounds of capacity in the first half of 2010 at a total cost of approximately $70 million. Until construction of additional capacity is completed, North American sales volumes may be limited by production capacities.
On August 28, 2008, in connection with the announcement to sell certain assets of Pinnacle, the Company’s Board of Directors authorized the repurchase of up to two million shares of its Common Stock. As of September 30, 2008, the Company repurchased 72,600 shares at an aggregate price of $3.5 million.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On October 14, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.17 per share to shareholders of the Company’s Common Stock on October 31, 2008. The Company estimates its total capital expenditures for the fourth quarter of 2008 will be between $10 million and $15 million.
The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2008, there was no outstanding debt under the credit agreement.
On October 10, 2008, the Company completed the sale of a substantial portion of the assets of Pinnacle for $143.7 million in cash, including estimated working capital adjustments that are subject to post-closing adjustment. The Company anticipates that cash collected from the sale of Pinnacle’s assets, cash on hand, cash provided by ongoing operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations and capital expenditures for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2008.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2008, the Company’s net investment that is subject to foreign currency fluctuations totals $83.6 million and the Company has recorded cumulative foreign currency translation adjustments of $2.8 million, net of deferred income taxes. These currency translation adjustments are included in Other Comprehensive Income. Also, the Company’s subsidiary in Russia has borrowed funds from another subsidiary of the Company to finance construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. During the third quarter of 2008, this indebtedness was significantly reduced. Amounts outstanding under the loan totaled $4.6 million as of September 30, 2008. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2008.
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
As of September 30, 2008, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable
ITEM 1A. RISK FACTORS
     Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended September 30, 2008:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share(1)	Plan(2)(3)	Plan(4)

07/01/08 to 07/31/08	0	$—	0	0
08/01/08 to 08/31/08	0	$—	0	0
09/01/08 to 09/30/08	72,600	$48.76	72,600	1,927,400

Total	72,600		72,600	1,927,400

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Repurchases were made under a Written Plan for the Repurchase of Securities with an agent that complies with the requirements of Rule 10b5-1 of the Securities Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our common stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(4)	Represents maximum number of shares that may be repurchased under the previously announced authorization as of September 30, 2008. As of November 5, 2008, a maximum of 1,760,000 shares may be repurchased under the previously announced authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
Amendment of Director Deferred Fee Plan
On October 31, 2008, the Company’s Director Deferred Fee Plan (the “Plan”) was amended. The amendment modifies the Plan to state that upon any termination of the Plan, Plan benefits will be paid in accordance with the payment terms that would otherwise be applicable had the termination not occurred. The Company adopted the amendment in order to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, and associated regulations (collectively, “Section 409A”). The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the amendment, which is included as Exhibit 10.1 hereto.
Amendment to Kolstad Employment Agreement
On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with Gary Kolstad, the Company’s President and Chief Executive Officer. Under the Amended Agreement, the timing of the payment of severance obligations to Mr. Kolstad in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. In addition, the Amended Agreement provides the Company with the right to receive notice and an opportunity to cure any event that could be asserted as Good Reason for resignation after a Change in Control (both as defined in the Amended Agreement). The Company entered into the Amended Agreement with Mr. Kolstad in order to comply with the provisions of Section 409A. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amended Agreement, which is included as Exhibit 10.2 hereto.
Second Amended and Restated Bylaws
The Company adopted Second Amended and Restated Bylaws effective as of October 31, 2008 (the “Amended Bylaws”). The Amended Bylaws add provisions that require the Company to receive advance notice of any item of business that is to be brought before an annual or special meeting of the shareholders of the Company. Further, the Amended Bylaws specify certain procedural conditions that must be satisfied in order for shareholders to take action by written consent. Finally, the Amended Bylaws state the size of the Board of the Directors (the “Board”) will be specified by resolution of the Board from time to time, as opposed fixed in the Company’s bylaws. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amended Bylaws, which are included as Exhibit 3.1 hereto.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
3.1	Second Amended and Restated Bylaws of CARBO Ceramics Inc.

10.1	Amendment No. 1 to CARBO Ceramics Inc. Director Deferred Fee Plan.

10.2	Amended and Restated Employment Agreement, dated as of October 31, 2008, between CARBO Ceramics Inc. and Gary Kolstad.

10.3	Proppant Supply Agreement, dated August 28, 2008, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Paul G. Vitek
Paul G. Vitek
Sr. Vice President, Finance and Chief Financial Officer

Date: November 6, 2008

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Second Amended and Restated Bylaws of CARBO Ceramics Inc.

10.1	Amendment No. 1 to CARBO Ceramics Inc. Director Deferred Fee Plan.

10.2	Amended and Restated Employment Agreement, dated as of October 31, 2008, between CARBO Ceramics Inc. and Gary Kolstad.

10.3	Proppant Supply Agreement, dated August 28, 2008, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Paul G. Vitek.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.