Form 10-K
period 2008-12-31
CARBO CERAMICS INC
filed 2009-03-02
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(972) 401-0090
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2008, as reported on the New York Stock Exchange, was approximately $856,257,000. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2009, the Registrant had 23,648,668 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held May 19, 2009, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest supplier of ceramic proppant, the provider of the world’s most popular fracture simulation software, and a leading provider of fracture design, engineering and consulting services. On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business to Halliburton Energy Services, Inc. Because of the transaction, the results of this business have been accounted for as discontinued operations. Continuing operations include the Company’s ceramic proppant, software, consulting services and geotechnical monitoring businesses. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware.

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

CARBOLITE® and CARBOECONOPROP® are lightweight ceramic proppants designed for use in natural gas wells of moderate depth and oil wells. CARBOLITE® is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOLITE® is most commonly used in oil wells. CARBOECONOPROP®, introduced in 1992 to compete directly with sand-based proppant, and CARBOHYDROPROPtm, introduced in late 2007 to improve performance in “slickwater” fracture treatments, are the Company’s lowest priced products.

During the year ended December 31, 2008, the Company generated approximately 71% of its revenues in the United States and 29% in international markets.

The Company also sells fracture simulation software and provides fracture design, engineering and consulting services to oil and natural gas companies worldwide. The Company provides a suite of stimulation software solutions to the industry that have marked capabilities for on-site real-time analysis. This has enabled recognition and remediation of potential stimulation problems. This stimulation software is tightly integrated with reservoir simulators, thus allowing for stimulation treatment and production optimization. The Company’s specialized engineering team consults and works with operators around the world to help optimize well placement, fracture treatment design and production stimulation. The broad range of expertise of the Company’s consultants includes: fracture treatment design; completion engineering support; on-site treatment supervision, engineering and quality control; post-treatment evaluation and optimization; reservoir and fracture engineering studies; rock mechanics and software application and training.

Demand for the Company’s products and services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and natural gas wells that are hydraulically fractured to stimulate production.

The Company also provides a broad range of technologies for geotechnical monitoring through its wholly owned subsidiary Applied Geomechanics, Inc. (“AGI”). AGI provides monitoring systems and services for bridges, buildings, tunnels, dams, slopes, embankments, volcanoes, landslides, mines and construction projects around the world. It serves a wide spectrum of customers in markets ranging from auto racing teams to surveyors, experimental physicists, radio astronomers and naval architects.

Competition

The Company’s largest worldwide proppant competitor is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of high-strength and intermediate strength ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and Venezuela. Mineracao Curimbaba (“Curimbaba”), based in Brazil, manufactures high-strength and intermediate strength ceramic proppants that it markets in competition with each of the Company’s products.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. While the Company has limited information about Borovichi and FORES, the Company believes that each of these companies primarily manufactures intermediate strength ceramic proppants and markets their products principally within Russia. The Company also believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. Two of the largest are Yixing Orient Petroleum Proppant Company, Ltd. and GuiZhou LinHai New Material Company, Ltd. Each of these companies produces intermediate strength ceramic proppants that are marketed primarily in China.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain and Curimbaba. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROPTM products compete primarily with ceramic proppant produced by Saint-Gobain and Curimbaba and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Hexion Specialty Chemicals, Inc. and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is excellent. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Since 1993, the Company has consistently expanded its manufacturing capacity and plans to continue its strategy of adding capacity, as needed, to meet anticipated future increases in sales demand. Over the last four years, the Company has expanded its proppant manufacturing capacity by approximately 70%.

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. The Company is actively involved in the development of alternative products for use as proppant in the hydraulic fracturing process and is aware of others engaged in similar development activities. The Company believes that while there are potential specialty applications for these products, they will not significantly impact the use of ceramic proppants. The Company believes that, although patent rights held by the Company and certain of its competitors are barriers to entry, the “know-how” and trade secrets necessary to efficiently manufacture a product of consistently high quality may ultimately prove a more difficult barrier to overcome.

Customers and Marketing

The Company’s largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, three of the largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 72% and 70% of the Company’s 2008 and 2007 revenues, respectively. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company has a broad technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture simulation and consultation services.

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

The Company’s international marketing efforts are conducted primarily through its sales offices in Aberdeen, Scotland; Beijing, China and Moscow, Russia, and through commissioned sales agents located in South America and China. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 29%, 36% and 36% of the Company’s sales for 2008, 2007 and 2006, respectively. The decrease in the proportion of international sales in 2008 was primarily attributable to undersupplying certain international markets in order to keep up with demand for the

Company’s products in the U.S. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2008	2007	2006
	($ in millions)

Location
United States	$273.8	$191.6	$181.9
International	114.0	108.4	101.9

Total	$387.8	$300.0	$283.8

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant.

In early 2006, the Company completed construction of a manufacturing facility in Toomsboro, Georgia. A second production line at this facility was completed in the fourth quarter of 2007 and commenced operations in January 2008. The plant is designed to accommodate future expansion to a capacity of up to one billion pounds per year through the construction of two additional production lines. The addition of subsequent lines will be dependent on the expected future demand for the Company’s products. The Company is currently working on the construction of a third production line, with a production capacity of 250 million pounds per year, in Toomsboro and anticipates that it will be completed during the first half of 2010.

In the fourth quarter of 2007, the Company announced its plan to idle production at its New Iberia facility originally constructed in 1978. The Company’s decision to idle production at this facility was based on the rising cost of imported raw material and the small scale of the New Iberia facility. During the fourth quarter of 2008, the Company re-started the New Iberia manufacturing facility due to increased demand for certain specialty products that could be produced at this location with minimal engineering modifications to the facility.

The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

Annual
Location	Capacity
(Millions of pounds)

New Iberia, Louisiana	50
Eufaula, Alabama	260
McIntyre, Georgia	275
Toomsboro, Georgia	500
Luoyang, China	100
Kopeysk, Russia	100

Total current capacity	1,285

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2008	2007	2006
	($ in millions)

Long-lived assets:
United States	$196.0	$195.2	$160.8
International (primarily China and Russia)	55.1	64.4	58.1

Total	$251.1	$259.6	$218.9

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 775 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and typically purchases its annual requirements at the seller’s current prices. In 2008, the Company signed multi-year agreements with both a domestic and international supplier for a portion of its annual bauxite requirement, and is actively evaluating alternative suppliers for future bauxite requirements.

The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE® and CARBOECONOPROP®. The Company has entered into a bi-lateral contract that requires a supplier to sell to the Company, and the Company to purchase from the supplier, a majority of the Eufaula facility’s annual kaolin requirements through 2010.

The Company’s Toomsboro and McIntyre production facilities in Wilkinson County, Georgia, use locally mined uncalcined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROPtm. The Company has obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a fifteen year supply of kaolin for these facilities at current production rates. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport a majority of the McIntyre facility’s annual kaolin requirement.

The Company’s production facility in Luoyang, China, uses both kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Each of these materials is purchased under long-term contracts that stipulate fixed prices subject to periodic adjustment and provides for minimum purchase requirements.

The Company’s production facility in Kopeysk, Russia currently uses uncalcined bauxite for the production of CARBOPROP®. Bauxite is purchased under annual agreements that stipulate fixed prices for up to a specified quantity of material.

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

The Company’s plants in Eufaula, Alabama and Toomsboro, Georgia, use a wet process, which starts with kaolin from local mines that is formed into a slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln.

Patent Protection and Intellectual Property

The Company makes ceramic proppant and ceramic media used in foundry and scouring processes (the later two items comprising a minimal volume of overall sales) by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

The Company owns six U.S. patents, three Russian patents, and one Singapore patent. One of the Company’s U.S. patents relates to the CARBOLITE® and CARBOECONOPROP® products and will expire in 2009. Another of the Company’s U.S. patents relates to a low-apparent specific gravity ceramic proppant, and will expire in 2022. Two of the Company’s U.S. patents and the Company’s Singapore patent relate to TiO2 scouring media, a titanium-based media used in scouring processes, and will expire in 2023 through 2025. One of the Company’s recently issued U.S. patents relates to the spray drying of proppant and will expire in 2025. The Company’s Russian patents relate to lightweight and intermediate strength proppants that it produces in its Russian manufacturing facility and will expire in 2025 through 2026.

The Company owns eleven U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions). Nine of the U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) cover ceramic proppant and processes for making ceramic proppant. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have been important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of its patent rights. In addition to patent rights, and perhaps more notably, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. None of this “know-how” and technology is licensed to or from third parties.

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. However, on January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. The Company received an additional NOV with respect to emissions from its McIntyre facility in May 2007. New emissions operating permits for the McIntyre and Toomsboro facilities were received in May and November 2008, respectively, and the Company is now conducting operations pursuant to these new permits. However, in response to the NOVs, and its desire to expand its production capacities at both facilities, the Company also submitted Prevention of Significant Deterioration (“PSD”) permit applications for both facilities in June 2008. The Company continues to conduct further dialogue with the relevant government agencies concerning whether additional emissions controls are commercially feasible. The Company is assessing what impact, financial or otherwise, that might result from the NOVs, and does not at this time have an estimate of costs associated with compliance. See “Item 3. Legal Proceedings.”

Employees

At December 31, 2008, the Company had 648 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	the development of alternative stimulation techniques, such as extraction of oil or gas without fracturing;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	an increase in raw materials costs;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas and oil prices experienced a significant decline in the second half of 2008. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.

Our business and financial performance could suffer if new processes are developed to replace hydraulic fracturing.

Substantially all of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. The development of new processes for the completion of natural gas and oil wells leading to a reduction in, or discontinuation of the use of, hydraulic fracturing could cause a decline in demand for our products and could have a material adverse effect on our results of operations and financial condition.

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

During 2008, our largest customers included three of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 72% of our 2008 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.

We own six United States patents, three Russian patents and one Singapore patent relating to ceramic proppant. These patents generally cover the manufacture and use of some of our products. The U.S. patents expire at various times in the years 2009 through 2025, with one key patent expiring in 2009. We believe that these patents have been important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld. The entry of additional competitors into the market to supply ceramic proppant following expiration of our U.S. patent rights could have a material adverse effect on our results of operations and financial condition.

Third parties may claim that we are infringing their intellectual property rights.

In addition to patent rights, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. Although the Company does not believe that it is infringing upon the intellectual property rights of others by using such proprietary information and technology, it is possible that such a claim will be asserted against the Company in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, the Company could experience loss or cancellation of customer orders, experience product shipment delays, or be subject to significant liabilities to third parties. If our products or services were found to infringe on a third party’s proprietary rights, the Company could be required to enter into royalty or licensing agreements to continue selling its products or services. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all, which could seriously harm our business. Involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a material adverse effect on the Company’s business.

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

The price and supply of natural gas is unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Natural gas is a significant component of our direct manufacturing costs and price escalations will likely increase our operating expenses and can have a negative impact on income from operations and cash flows. We operate in a competitive marketplace and may not be able to pass through all of the increased costs that could result from an increase in the cost of natural gas.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. As discussed in “Item 3 — Legal Proceedings” of this Form 10-K, we received two NOVs from the State of Georgia EPD during 2007. Moreover, we are in the process of further applying for new environmental permits for our facilities in McIntyre and Toomsboro, Georgia in order to proceed with the construction of additional manufacturing and calcining capacity. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of environmental laws and regulations are becoming increasingly expensive, complex and stringent. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

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

International revenues accounted for approximately 29%, 36% and 36% of our total revenues in 2008, 2007 and 2006, respectively. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

Undetected defects in our fracture simulation software could adversely affect our business.

Despite extensive testing, our software could contain defects, bugs or performance problems. If any of these problems are not detected, the Company could be required to incur extensive development costs or costs related to product recalls or replacements. The existence of any defects, errors or failures in our software products may subject us to liability for damages, delay the development or release of new products and adversely affect market acceptance or perception of our software products or related services, any one of which could materially and adversely affect the Company’s business, results of operations and financial condition.

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

The Company maintains its corporate headquarters (approximately 8,000 square feet of leased office space) in Irving, Texas, and has recently entered into a lease for approximately 22,000 square feet of office space in Houston, Texas. The Company owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. The Company owns the buildings and production equipment at its facility in Kopeysk, Russia, and substantially all of the land on which the facility is located. The Company leases space for sales offices in Aberdeen, Scotland and Moscow, Russia.

The New Iberia, Louisiana facility is located on 26.7 acres of land owned by the Company and consists of two production units, a laboratory, two office buildings and a warehouse, collectively totaling approximately 197,000 square feet collectively. The Eufaula, Alabama facility is located on 14 acres of land owned by the Company and consists of one production unit, a laboratory and an office, collectively totaling approximately 113,700 square feet.

The facilities in McIntyre and Toomsboro, Georgia, include real property, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The original lease was executed in 1997 and was last amended in 2008. The term of the current lease, which covers both locations, commenced on November 1, 2008, and terminates on November 1, 2013, subject to the Company’s ability to renew the lease through 2021. Under the terms of the lease, the Company is responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property tax incentives. At the termination of the lease, title to all of the real property, plant and equipment is to be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

The facility in McIntyre, Georgia is located on approximately 36 acres of land and consists of various production and support buildings, a laboratory building, a warehouse building and an administrative building, collectively totaling approximately 196,100 square feet. The facility in Toomsboro, Georgia is located on approximately 13 acres of an approximately 786-acre tract of property leased by the Company. The facility consists of various production and support buildings, two laboratory buildings, and an administrative building, collectively totaling approximately 113,900 square feet.

The facility in Luoyang, China is located on approximately 11 acres and consists of various production and support buildings, a laboratory, and two administrative buildings, collectively totaling approximately 118,000 square feet. The facility in Kopeysk, Russia is located on approximately 60 acres of land and consists of various production and support buildings and an administrative building, collectively totaling approximately 103,000 square feet.

The Company owns or otherwise utilizes distribution facilities in multiple locations around the world. See “Item 1. Business — Distribution.”

The Company owns approximately 2,100 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia. The land contains raw material for use in the production of the Company’s lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

Item 3.	Legal Proceedings

On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a NOV from the State of Georgia EPD regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV, related to the Toomsboro facility. In 2008, the Company received new emissions operating permits for both of these facilities, which allow for their current operation.

In response to the NOVs, the Company has submitted to the EPD information concerning the commercial feasibility of additional emissions controls, and is engaging in further discussions with the EPD on this topic. The EPD has not yet issued a definitive response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with resolving the NOVs or related future compliance activities.

From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.	Executive Officers of the Registrant

Gary A. Kolstad (age 50) was elected on June 1, 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services — U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 37) joined the Company as a Vice President on January 1, 2009, and was appointed Chief Financial Officer effective January 20, 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Mark L. Edmunds (age 53) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions, including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

David G. Gallagher (age 50) was appointed as Vice President, Marketing and Sales on April 16, 2007. Mr. Gallagher previously held a variety of positions over a 26 year period with Schlumberger, Ltd., where from 2002 until 2007, he served as Director of Marketing for Venezuela, Trinidad and the Caribbean.

R. Sean Elliott (age 34) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 10, 2009 was approximately 9,729.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2008			2007
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared

March 31	$40.10	$33.20	$0.14	$46.93	$34.34	$0.12
June 30	58.90	41.24	0.14	48.33	41.37	0.12
September 30	61.83	47.90	0.17	51.00	41.35	0.14
December 31	50.47	31.50	0.17	51.94	36.69	0.14

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008 the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the fourth quarter of 2008, the Company repurchased and retired 987,200 shares at an aggregate price of $38.6 million. As of December 31, 2008, the Company has repurchased and retired 1,059,800 shares at an aggregate price of $42.2 million.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number of
				Shares Purchased as	Maximum Number of
				Part of Publicly	Shares that May Yet
	Total Number of		Average Price Paid	Announced	be Purchased Under
Period	Shares Purchased		per Share(1)	Plan(2)(3)	the Plan(4)

10/01/08 to 10/31/08	133,061	(5)	$44.73	127,400	1,800,000

11/01/08 to 11/30/08	390,000		$41.63	390,000	1,410,000

12/01/08 to 12/31/08	469,800		$35.42	469,800	940,200

Total	992,861	(5)		987,200	940,200

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Selected repurchases were made under a Written Plan for the Repurchase of Securities with an agent that complies with the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “10b5-1

Agreement”). The agent repurchased a number of shares of our common stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Securities Exchange Act of 1934.

(4)	Represents the maximum number of shares that are available to be repurchased under the previously announced authorization as of period end. As of February 24, 2009, a maximum of 875,500 shares are available to be repurchased under the previously announced authorization.

(5)	Includes 5,661 shares of restricted stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative shareholder return on the Company’s common stock versus the total cumulative return on the S&P 500 Stock Index and the S&P Small Cap 600, Oil & Gas Equipment & Services Sub-Industry Group. The comparison assumes $100 was invested as of December 31, 1998 and all dividends were reinvested.

COMPARISON OF 10 YEAR CUMULATIVE TOTAL RETURN*
Among CARBO Ceramics, Inc., The S&P 500 Index
And The S&P SmallCap 600 - Oil & Gas Equipments & Services Index

*$100 invested on 12/31/98 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$387,828	$299,996	$283,829	$230,711	$205,554
Cost of sales	260,394	198,070	179,897	139,844	121,781

Gross profit	127,434	101,926	103,932	90,867	83,773
Selling, general and administrative expenses(1)	40,351	30,467	26,300	22,186	20,791

Operating profit	87,083	71,459	77,632	68,681	62,982
Other, net	1,266	3,120	2,944	1,536	729

Income before income taxes	88,349	74,579	80,576	70,217	63,711
Income taxes	27,944	24,938	28,331	24,754	23,595

Income from continuing operations	60,405	49,641	52,245	45,463	40,116
Discontinued operations(2):
Income from discontinued operations, net of taxes	5,784	4,229	2,008	1,157	1,557
Gain on disposal of discontinued operations, net of tax	44,127	—	—	—	—

Net income	$110,316	$53,870	$54,253	$46,620	$41,673

Earnings per basic share:
Income from continuing operations	$2.48	$2.04	$2.15	$1.89	$1.68
Income from discontinued operations	0.24	0.17	0.08	0.05	0.07
Gain on disposal of discontinued operations	1.81	—	—	—	—

Basic earnings per share	$4.53	$2.21	$2.23	$1.94	$1.75

Earnings per diluted share:
Income from continuing operations	$2.47	$2.03	$2.14	$1.88	$1.67
Income from discontinued operations	0.24	0.17	0.08	0.05	0.06
Gain on disposal of discontinued operations	1.80	—	—	—	—

Diluted earnings per share	$4.51	$2.20	$2.22	$1.93	$1.73

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$295,712	$192,524	$133,378	$140,237	$141,496
Current liabilities	83,848	33,264	33,164	35,846	28,695
Property, plant and equipment, net	244,902	253,261	214,773	167,199	116,591
Total assets	549,279	453,123	404,665	355,796	297,517
Total shareholders’ equity	442,534	389,439	342,859	293,366	244,367
Cash dividends per share	$0.62	$0.52	$0.44	$0.36	$0.29
Discontinued operations (included above)(2):
Assets held for sale	$—	$66,191	$51,305	$43,170	$35,460
Liabilities held for sale	—	4,024	1,082	463	497

(1)	Selling, general and administrative (SG&A) expenses for 2008, 2007, 2006, 2005 and 2004 include costs of start-up activities of $1,108,000, $1,215,000, $474,000, $1,092,000, and none, respectively. Start-up costs for 2008 relate to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility previously idled earlier during 2008. Start-up costs for 2007 are related primarily to the new production facility in Kopeysk, Russia. Start-up costs for 2006 and 2005 are related primarily to the new production facility in Toomsboro, Georgia. SG&A expenses in 2008, 2007, 2006, 2005 and 2004 also include losses of $1,599,000, $268,000, none, $95,000, and $1,144,000, respectively, associated with the write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer in 2008 and disposal of certain equipment and impairment of certain software in other years.

(2)	On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business, the Pinnacle name and related trademarks. Consequently, these operations are presented as discontinued operations and the related assets and liabilities are presented as held for sale. At December 31, 2007, assets and liabilities held for sale are presented as current assets and current liabilities, respectively. Assets and liabilities held for sale as of December 31, 2006, 2005 and 2004, are presented as previously reported in the Company’s financial statements for those periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”), to Halliburton Energy Services, Inc. (“Halliburton”). The sale, which includes all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008. The Company has no continuing involvement in these operations. The assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2007. In addition, operations associated with these assets have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of geotechnical monitoring applications. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative threshold for a reportable segment.

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

In recent years, the Company has expanded its operations outside the United States. In 2002, the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russia and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russia and completed construction of this new facility during the first half of 2007. The Company believes international operations will continue to represent an important role in its future growth.

Revenue growth in recent years has been driven largely by increases in ceramic proppant sales volume. Because ceramic proppant is used on less than 20 percent of fractures worldwide, the Company believes there is significant potential for growth in the future. As a result, the Company has expanded its proppant manufacturing capacity by approximately 70% over a four year period and has more than tripled its production capacity since 1997. Because the Company’s ceramic proppants compete in part against lower-cost alternatives, the Company expects its future revenue growth to be derived from increasing sales volume more so than from an increase in the selling price of ceramic proppant.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. In regards to future expansion, the Company is currently constructing a third production line at its Toomsboro facility that is expected to be completed in early 2010 with an annual capacity of 250 million pounds. While the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products.

Operating profit margin for the Company’s proppant business is principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. While most direct production expenses have been relatively stable or predictable over time, the Company has experienced recent volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has varied from approximately 22% to 40% of total monthly direct production expense over the last three years due to price volatility of this fuel source. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. During 2007, the Company’s long-standing supplier of high strength raw materials exited the business. The Company has experienced an increase in the cost of high strength raw materials as it seeks alternative suitable suppliers in other parts of the world. These materials are used to manufacture high-strength products, CARBOPROP® and CARBOHSP®, at the New Iberia, Louisiana and McIntyre, Georgia facilities. The delivered cost of bauxite, which represents approximately half of the cost of high strength products, increased 20% during 2007 and remained high during 2008. Management continues to pursue a long-term source of these materials to complement its strong position in lightweight raw material supplies. Despite the efforts to reduce exposure to changes in natural gas prices and the cost of high strength raw materials, it is possible that, given the significant portion of manufacturing costs represented by these items, gross margins as a percentage of sales may continue to decline and changes in net income may not directly correlate to changes in revenue.

As the Company has expanded its operations in both domestic and international markets, there has been an increase in activities and expenses related to marketing, distribution, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities globally;

•	improving and expanding its distribution capabilities; and

•	focusing on new product development.

The Company expects that these activities will generate increased revenue; however selling, general and administrative expenses may continue to increase in 2009 from 2008 levels as the Company continues to expand its operations.

General Business Conditions

The Company’s proppant business is significantly impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the higher initial costs to the future value derived from increased production and recovery rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 until late 2008. In addition in early 2008, the Company introduced a new product, CARBOHYDROPROPtm, a lower priced ceramic proppant designed to be cost competitive with resin coated sand. This new product has been very well received in the North American marketplace. Consequently, in years 2006 through 2008, the Company benefited from the additional production capacity from its Toomsboro, Georgia manufacturing facility and established new records for sales volume, revenue and net income. Despite this increase, the Company’s ability to sell additional ceramic proppant in 2008 was limited by its production capacity and, as such, the Company commenced planning construction of a third 250 million pound production line at its Toomsboro, Georgia manufacturing plant. During the second half of 2008, oil and natural gas prices declined significantly in connection with declines in many of the world’s economies. As a result, the number of active drilling rigs in North America declined as well. While difficult to predict, the Company believes this reduction in oil and gas prices and drilling activity will be short-term in duration and does not expect a long-term impact for the Company’s products and services. International revenues represented 29%, 36% and 36% of total revenues in 2008, 2007 and 2006, respectively. While sales volumes in international markets increased in 2008, international sales as a percentage of total sales declined as a result of proportionately high sales volume in the United States.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2008, approximately 68% of the balance in trade accounts receivable was attributable to those three customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2008, the allowance for doubtful accounts totaled $1.7 million.

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

Results of Operations

Net Income

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Net Income	$110,316	105%	$53,870	(1)%	$54,253

For the year ended December 31, 2008, the Company reported net income of $110.3 million, an increase of 105% compared to the previous year. For 2008, the Company experienced a 29% increase in revenues, which represented the sixth consecutive year the Company achieved a new revenue record. The increase in revenues was partially offset by a decline in gross profit margin as a percentage of sales compared to the previous year. Selling, general and administrative expenses increased to support revenue growth, and other operating expenses in 2008 include an impairment charge relating to the write-off of a prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer. Other income in 2008 decreased mainly from foreign currency exchange rate fluctuations, and income tax expense in 2008 increased due primarily to higher taxable income. Finally, net income in 2008 benefitted from an increase in income from discontinued operations and a $44.1 million gain from the disposal of discontinued operations. Discontinued operations relate to the sale of the Company’s fracture and reservoir diagnostics business in 2008.

For the year ended December 31, 2007, the Company reported net income of $53.9 million, a decline of 1% compared to the previous year. For 2007, the Company experienced a 6% increase in revenues, which represented the fifth consecutive year the Company achieved a new revenue record. Despite the increase in revenues, gross profit declined versus the previous year. Selling, general and administrative expenses increased to support higher operating and sales activity in an expanding global market and start-up costs in 2007 exceeded 2006 start-up costs, as costs to start-up the Company’s manufacturing facility in Russia during 2007 exceeded costs to start-up the first production line in Toomsboro, Georgia during 2006. Interest income, net of interest expense, in 2007 declined due to lower cash balances as a result of capital spending to add proppant manufacturing capacity. Finally, net income in 2007 benefitted from foreign currency exchange gains that resulted from the appreciation of Russian and Chinese currencies relative to the U.S. dollar, a reduction in income taxes, and an increase in income from discontinued operations.

Individual components of financial results are discussed below.

Revenues

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Consolidated revenues	$387,828	29%	$299,996	6%	$283,829

Revenues of $387.8 million for the year ended December 31, 2008 exceeded revenues of $300.0 million in 2007 by 29%. Revenues increased primarily due to a 28% increase in proppant sales volume. Worldwide proppant sales volume increased for the sixth consecutive year to 1.162 billion pounds and exceeded the 2007 sales record of 908 million pounds by 28%. North American sales volume increased 33% over 2007, driven by the continued strength in the U.S. market and the introduction of CARBOHYDROPROPtm in early 2008. Increases in sales volume in Canada of 14% were partially offset by a decrease in Mexico. Overseas sales volume increased 5% led by a 61% increase in Russia, which is due to the start-up of a manufacturing plant in that market during the second quarter of 2007. This increase was offset by the impact of other overseas sales which declined 13% in 2008 compared to 2007. The average selling price per pound of ceramic proppant was $0.322 per pound in 2008 compared to $0.321 per pound in 2007.

Revenues of $300.0 million for the year ended December 31, 2007 surpassed the prior year record of $283.8 million by 6%. Worldwide proppant sales volume increased for the fifth consecutive year to 908 million pounds and exceeded the 2006 sales record of 869 million pounds by 4%. The volume of ceramic proppant sold in North America remained unchanged from 2006 as a 5% increase in U.S. sales volume and a 65% increase in sales to Mexico were offset by a 26% decline in Canada. Overseas sales volume increased 30% led by an increase in sales volume in Russia following completion of the Company’s manufacturing facility there in the first half of 2007. In other overseas markets, sales volume increased 7% in 2007 compared to 2006. The average selling price of proppant remained relatively unchanged, from $0.320 per pound in 2006 compared to $0.321 per pound for 2007.

		Percent		Percent
Gross Profit	2008	Change	2007	Change	2006
	($ in thousands)

Consolidated gross profit	$127,434	25%	$101,926	(2)%	$103,932
Consolidated gross profit %	33%		34%		37%

The Company’s cost of sales related to proppant manufacturing consists of manufacturing costs, packaging and transportation expenses associated with the delivery of the Company’s products to its customers and handling costs related to maintaining finished goods inventory and operating the Company’s remote stocking facilities.

Variable manufacturing costs include raw materials, labor, utilities and repair and maintenance supplies. Fixed manufacturing costs include depreciation, property taxes on production facilities, insurance and factory overhead.

Gross profit for the year ended December 31, 2008 was $127.4 million, or 33% of revenues, compared to $101.9 million, or 34% of revenues, for 2007. The increase in gross profit was the result of increased revenues driven primarily by higher sales volumes. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily as a result of lower-margin sales in Russia, sales of lower-margin CARBOHYDROPROPtm, higher manufacturing costs in the Company’s U.S. plants primarily resulting from increases in the cost of natural gas and raw materials, and increased freight to transport products to customer locations. Although gross profit margins as a percentage of revenues has declined in recent years, the Company believes recent price increases in proppant products may favorably impact the 2009 gross profit percentage.

Gross profit for the year ended December 31, 2007 was $101.9 million, or 34% of revenues, compared to $103.9 million, or 37% of revenues, for 2006. Gross profit decreased $2.0 million despite an increase of $16.2 million in revenue. The factors contributing to the decrease in the proppant gross profit from 2006 to 2007 are increased manufacturing and freight costs associated with the production and sale of high-strength proppants, high production costs during the start-up of the Company’s manufacturing facility in Russia, increased field trial activity in which the Company sells its products at a discounted price, and increased pricing pressure in certain international markets. These increased costs were partially offset by a reduction in natural gas costs in the Company’s U.S. manufacturing facilities.

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Consolidated SG&A and other	$40,351	32%	$30,467	16%	$26,300
As a% of revenues	10%		10%		9%

Operating expenses consisted of $37.6 million of SG&A expenses and $2.7 million of other operating expenses for the year ended December 31, 2008, compared to $29.0 million and $1.5 million, respectively, for 2007. As a percentage of revenues, SG&A and other operating expenses remained unchanged at 10% in 2008 and 2007. SG&A expenses increased primarily because of global marketing activity and administrative expenses supporting revenue growth. Other operating expenses of $2.7 million for the year ended December 31, 2008, consisted primarily of a $1.4 million impairment charge of a 2005 prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer and $1.1 million relating to start-up costs for the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier in 2008. Other operating expenses of $1.5 million for the year ended December 31, 2007 consisted of $1.2 million relating to start-up costs associated with the Company’s new manufacturing facility in Russia and a $0.3 million loss related to equipment disposals.

Operating expenses consisted of $29.0 million of SG&A expenses and $1.5 million of other operating expenses for the year ended December 31, 2007, compared to $25.8 million and $0.5 million, respectively, for 2006. As a percentage of revenues, SG&A and other operating expenses increased to 10% in 2007 compared to 9% in 2006. SG&A expenses increased by $3.2 million due to increases in research and development activity, marketing activity in both domestic and international markets, and administrative expenses necessary to support higher sales activity in an expanding global market. Other operating expenses of $1.5 million for the year ended December 31, 2007 consisted primarily of start-up costs related to the start-up of the Company’s manufacturing facility in Russia. Other operating expenses in 2006 were primarily related to the startup of the Company’s new manufacturing facility in Toomsboro, Georgia that began operating in January of 2006.

Other Income (Expense)

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Consolidated Other Income	$1,266	(59)%	$3,120	6%	$2,944

Other income for the year ended December 31, 2008 declined $1.8 million compared to 2007 primarily due to a $2.6 million decrease in foreign currency exchange gains resulting from exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated. The Company recognizes gains and losses resulting from fluctuations in these currencies as a result of the capital structure of its investment in that country. By the end of 2008, the Company had restructured its investment in Russia thereby limiting income statement exposure to future changes in currency exchange rates. This reduction in foreign currency gains was partially offset by a $0.5 million increase in gains resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Other income for the year ended December 31, 2007 increased $0.2 million compared to 2006. This increase is mainly attributed to a $1.5 million increase in foreign currency exchange gains due to exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated, partially offset by a $1.2 decrease in interest income attributed to lower cash balances as a result of capital spending to add proppant manufacturing capacity.

Income Tax Expense

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Income Tax Expense	$27,944	12%	$24,938	(12)%	$28,331
Effective Income Tax Rate	31.6%		33.4%		35.2%

Consolidated income tax expense was $27.9 million, or 31.6% of pretax income, for the year ended December 31, 2008 compared to $24.9 million, or 33.4% of pretax income for 2007. The decrease in the effective tax rate is due to additional tax benefits associated with the depletion of kaolin minerals owned by the Company. During 2008, the Company determined that depletion deductions could be claimed for the Company’s kaolin mining activities, which supplies its lightweight ceramic proppant manufacturing operations. Mining depletion recorded during 2008 relates to deductions available to the Company for mining activities conducted during 2008, amounts claimed on the 2007 tax return, as well as additional amounts to be claimed through the filing of an amended tax return for 2006. In addition, the effective tax rate declined in part due to the final preparation and filing of the Company’s prior year tax returns.

Consolidated income tax expense of $24.9 million for the year ended December 31, 2007 decreased 12% compared to 2006 due to a 7% decrease in pretax income, lower state income tax obligations compared to prior year, an adjustment of deferred income tax liabilities resulting from changes in certain state income tax regulations, and a $0.9 million reduction of estimated income tax resulting from preparation and filing of prior years’ tax returns. The effective income tax rate for 2007 was 33.4% compared to 35.2% for 2006.

Discontinued Operations

		Percent		Percent
	2008	Change	2007	Change	2006
	($ in thousands)

Income from Discontinued Operations, net of taxes	$5,784	37%	$4,229	111%	$2,008
Gain on Disposal of Discontinued Operations, net of taxes	$44,127	—	—	—	—

On August 28, 2008, the Company entered into a definitive agreement to sell its fracture and reservoir diagnostics business, including the Pinnacle name and related trademarks. The resulting gain on sale and operations of this business are presented as discontinued operations. The sale was completed on October 10, 2008 for $142.3 million in cash, net of working capital adjustments. The Company recorded a gain of $44.1 million, which is net of income taxes of $24.4 million.

Income from discontinued operations, net of income taxes, for the year end December 31, 2008 of $5.8 million increased 37% compared to $4.2 million for 2007. The increase of $1.6 million is attributed to a $2.4 million increase in gross profit and a $0.2 million decrease in selling, general, and administrative expenses offset by a $1.0 million increase in income taxes. The increase in gross profit was attributed to an increase of $3.7 million in sales offset by an increase in cost of sales of $1.3 million.

Income from discontinued operations, net of income taxes, for the year end December 31, 2007 of $4.2 million increased 111% compared to $2.0 million for 2006. The increase of $2.2 million is mainly attributed to a $5.2 million increase in gross profit offset by a $1.7 million increase in selling, general, and administrative expenses and a $1.3 million increase in income taxes. The increase in gross profit was attributed to an increase of $12.1 million in sales offset by an increase in cost of sales of $6.9 million.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of $154.8 million compared to cash and cash equivalents of $12.3 million at December 31, 2007. During 2008, the Company generated $76.1 million of cash from operating activities of continuing operations, received $2.5 million from employee exercises of stock options, received $142.3 million from net proceeds on the sale of discontinued operations, retained $0.4 million cash from excess tax benefits relating to stock based compensation to employees, and generated $3.7 million of cash from activities of discontinued operations. Uses of cash included $23.4 million of capital spending, $1.0 million for part ownership in another company, $15.2 million of cash dividends, $42.5 million on the repurchase of the Company’s common stock and $0.4 million from the effect of exchange rate changes on cash. In addition, during 2008 the Company borrowed and fully-repaid a total of $6.5 million on its credit facility. Major capital spending in 2008 included $6.7 million on a third production line at the Toomsboro facility, which is scheduled to be completed during early 2010 with an annual capacity of 250 million pounds at a total estimated cost of $70.0 million, $3.3 million on the implementation of a new accounting information system in the Company’s North American proppant operations, $1.1 million for equipment upgrades relating to the restart of the New Iberia manufacturing facility, and $7.4 million for land, ore reserves and replacement of various equipment associated with the McIntyre facility.

The Company believes its 2009 results will be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities. The Company believes its introduction of CARBOHYDROPROPtm should further the penetration of the market for sand-based proppant in slickwater fracturing treatments. Given the levels of natural gas inventories in North America and the limited levels of availability in the current credit market, the Company believes the recent contraction in drilling activity is likely to persist, but also expects that the steep decline curves in the resource plays providing much of the incremental natural gas supply in North America will help in bringing supply and demand more into balance as the rig activity continues to decline. However, the Company is unable to determine how detrimental of an effect the U.S. economic crisis will have on overall natural gas demand.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 20, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.17 per share to shareholders of the Company’s common stock on February 2, 2009. The Company estimates its total capital expenditures in 2009 will be between $87.0 million and $93.0 million.

The Company maintains an unsecured line of credit of $10.0 million. As of December 31, 2008, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2008:

	Payments Due in Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	23,986	5,536	9,492	4,949	4,009
Purchase obligations:
— Natural gas contracts	48,753	30,180	18,573	—	—
— Raw materials contracts	295	295	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$73,034	$36,011	$28,065	$4,949	$4,009

See Note 6 and Note 15 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2008, the last such contract was due to expire in December 2010.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 15 to the Notes to the Consolidated Financial Statements. Four of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 100% of the respective plants’ requirements for the specified raw materials. One outstanding contract requires the Company to purchase a minimum annual quantity of material, which is included in the above table.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2008, the Company’s net investment that is subject to foreign currency fluctuations totaled $75.6 million, and the Company has recorded a cumulative foreign currency translation loss of $2.8 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. Also, the Company’s subsidiary in Russia has borrowed funds from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). Amounts outstanding under the loan totaled $35.6 million as of December 31, 2007 but had been reduced to $4.6 million as of December 31, 2008 and further reduced to $1.0 million in January 2009. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2008.

The Company has a $10.0 million line of credit with a commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under this agreement at December 31, 2008. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of December 31, 2008, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

For Management’s Report on Internal Control Over Financial Reporting, see page F-1 of this Report.

(c) Report of Independent Registered Public Accounting Firm

For the Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting, see page F-2 of this Report.

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 10.	Directors, Executive Officers and Corporate Governance

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

The information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Election of Directors-Committees of the Board of Directors and Meeting Attendance,” “Compensation of Executive Officers,” “Director Compensation” and “Termination and Change in Control Payments.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Company’s Proxy Statement under the captions “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the portion of the Company’s Proxy Statement entitled “Election of Directors — Nominees.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the portion of the Company’s Proxy Statement entitled “Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

CARBO Ceramics Inc.

By:	/s/ Gary A Kolstad
Gary A. Kolstad
President and Chief Executive Officer

By:	/s/ Ernesto Bautista III
Ernesto Bautista III
Vice President and
Chief Financial Officer

Dated: February 27, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Kolstad and Ernesto Bautista III, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 27, 2009

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Ernesto Bautista III Ernesto Bautista III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Claude E. Cooke, Jr. Claude E. Cooke, Jr.	Director	February 27, 2009

/s/ Chad C. Deaton Chad C. Deaton	Director	February 27, 2009

/s/ James B. Jennings James B. Jennings	Director	February 27, 2009

/s/ H.E. Lentz, Jr. H.E. Lentz, Jr.	Director	February 27, 2009

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 27, 2009

/s/ Robert S. Rubin Robert S. Rubin	Director	February 27, 2009

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2008, and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2008 the Company changed its method of accounting for inventories and in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 26, 2009

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	($ in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$154,817	$12,296
Trade accounts and other receivables, net	65,724	51,353
Inventories:
Finished goods	34,886	35,070
Raw materials and supplies	29,958	18,917

Total inventories	64,844	53,987
Prepaid expenses and other current assets	2,243	2,246
Deferred income taxes	8,084	6,451
Assets of discontinued operations	—	66,191

Total current assets	295,712	192,524
Property, plant and equipment:
Land and land improvements	10,208	8,880
Land-use and mineral rights	6,257	6,168
Buildings	42,416	42,881
Machinery and equipment	281,894	281,629
Construction in progress	24,881	11,455

Total	365,656	351,013
Less accumulated depreciation	120,754	97,752

Net property, plant and equipment	244,902	253,261
Goodwill	4,859	4,873
Intangible and other assets, net	3,806	2,465

Total assets	$549,279	$453,123

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,615	$8,206
Accrued payroll and benefits	9,373	8,812
Accrued freight	3,668	2,979
Accrued utilities	4,089	3,132
Accrued income taxes	47,929	2,474
Other accrued expenses	3,174	3,637
Liabilities of discontinued operations	—	4,024

Total current liabilities	83,848	33,264
Deferred income taxes	22,897	30,420
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,637,678 and 24,516,370 shares issued and outstanding at December 31, 2008 and 2007, respectively	236	245
Additional paid-in capital	73,460	108,686
Retained earnings	371,602	276,879
Accumulated other comprehensive income (loss)	(2,764)	3,629

Total shareholders’ equity	442,534	389,439

Total liabilities and shareholders’ equity	$549,279	$453,123

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	($ in thousands, except per share data)

Revenues	$387,828	$299,996	$283,829
Cost of sales	260,394	198,070	179,897

Gross profit	127,434	101,926	103,932
Selling, general and administrative expenses	37,644	28,984	25,826
Start-up costs	1,108	1,215	474
Loss on disposal or impairment of assets	1,599	268	—

Operating profit	87,083	71,459	77,632
Other income (expense):
Interest income, net	491	419	1,590
Foreign currency exchange gain, net	257	2,882	1,387
Other, net	518	(181)	(33)

	1,266	3,120	2,944

Income before income taxes	88,349	74,579	80,576
Income taxes	27,944	24,938	28,331

Income from continuing operations	60,405	49,641	52,245
Discontinued operations:
Income from discontinued operations, net of income taxes	5,784	4,229	2,008
Gain on disposal of discontinued operations, net of income taxes	44,127	—	—

Net income	$110,316	$53,870	$54,253

Basic earnings per share:
Income from continuing operations	$2.48	$2.04	$2.15
Income from discontinued operations, net of tax	0.24	0.17	0.08
Gain on disposal of discontinued operations, net of income taxes	1.81	—	—

Basic earnings per share	$4.53	$2.21	$2.23

Diluted earnings per share:
Income from continuing operations	$2.47	$2.03	$2.14
Income from discontinued operations, net of tax	0.24	0.17	0.08
Gain on disposal of discontinued operations, net of income taxes	1.80	—	—

Diluted earnings per share	$4.51	$2.20	$2.22

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional	Unearned		Other
	Common	Paid-In	Stock	Retained	Comprehensive
	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
	($ in thousands, except per share data)

Balances at January 1, 2006	$243	$102,536	$(2,135)	$192,196	$526	$293,366
Net income	—	—	—	54,253	—	54,253
Foreign currency translation adjustment	—	—	—	—	1,573	1,573

Comprehensive income						55,826
Exercise of stock options	—	1,024	—	—	—	1,024
Tax benefit from stock based compensation	—	554	—	—	—	554
Stock based compensation	1	2,805	—	—	—	2,806
Adoption of SFAS 123(R) (Note 9)	—	(2,135)	2,135	—	—	—
Cash dividends ($0.44 per share)	—	—	—	(10,717)	—	(10,717)

Balances at December 31, 2006	244	104,784	—	235,732	2,099	342,859
Net income	—	—	—	53,870	—	53,870
Foreign currency translation adjustment, net of tax of $1,954	—	—	—	—	1,530	1,530

Comprehensive income						55,400
Exercise of stock options	1	1,398	—	—	—	1,399
Tax benefit from stock based compensation	—	328	—	—	—	328
Stock based compensation	—	2,176	—	—	—	2,176
Cash dividends ($0.52 per share)	—	—	—	(12,723)	—	(12,723)

Balances at December 31, 2007	245	108,686	—	276,879	3,629	389,439
Net income	—	—	—	110,316	—	110,316
Foreign currency translation adjustment, net of tax benefit of ($3,442)	—	—	—	—	(6,393)	(6,393)

Comprehensive income						103,923
Exercise of stock options	1	2,556	—	—	—	2,557
Tax benefit from stock based compensation	—	1,186	—	—	—	1,186
Stock based compensation	—	3,172	—	—	—	3,172
Shares repurchased and retired	(10)	(42,140)	—	(90)	—	(42,240)
Shares surrendered by employees to pay taxes	—	—	—	(269)	—	(269)
Cash dividends ($0.62 per share)	—	—	—	(15,234)	—	(15,234)

Balances at December 31, 2008	$236	$73,460	$—	$371,602	$(2,764)	$442,534

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)

Operating activities
Net income	$110,316	$53,870	$54,253
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(5,784)	(4,229)	(2,008)
Depreciation and amortization	24,638	19,895	15,630
Gain on disposal of discontinued operations	(44,127)	—	—
Provision for doubtful accounts	72	82	507
Deferred income taxes	(5,714)	(776)	584
Excess tax benefits from stock based compensation	(375)	(170)	(307)
Loss on disposal or impairment of assets	1,599	237	—
Foreign currency transaction gain, net	(257)	(2,882)	(1,387)
Stock compensation expense	2,052	1,709	2,311
Changes in operating assets and liabilities:
Trade accounts and other receivables	(15,515)	2,773	(7,243)
Inventories	(13,162)	(12,143)	(14,104)
Prepaid expenses and other current assets	(596)	204	(57)
Long-term prepaid expenses	(1,464)	173	92
Accounts payable	234	1,325	1,313
Accrued expenses	1,905	871	2,982
Accrued income taxes	22,247	(369)	(6,272)

Net cash provided by operating activities of continuing operations	76,069	60,570	46,294
Investing activities
Capital expenditures, net	(23,343)	(53,944)	(61,013)
Acquisition of business, net of cash acquired	—	(2,545)	—
Investment in cost-method investee	(1,000)	—	—
Net proceeds from sale of discontinued operations	142,278	—	—
Purchases of short-term investments	—	(4,000)	(26,765)
Proceeds from maturities of short-term investments	—	11,500	61,240

Net cash provided by (used in) investing activities of continuing operations	117,935	(48,989)	(26,538)
Financing activities
Proceeds from bank borrowings	6,500	12,000	—
Repayments on bank borrowings	(6,500)	(12,000)	—
Net proceeds from stock based compensation	2,557	1,398	1,024
Dividends paid	(15,234)	(12,723)	(10,717)
Purchase of common stock	(42,509)	—	—
Excess tax benefits from stock based compensation	375	170	307

Net cash used in financing activities of continuing operations	(54,811)	(11,155)	(9,386)
Effect of exchange rate changes on cash	(371)	243	(68)
Net cash provided by (used in) discontinued operations	3,699	(13,346)	(5,024)

Net increase (decrease) in cash and cash equivalents	142,521	(12,677)	5,278
Cash and cash equivalents at beginning of year	12,296	24,973	19,695

Cash and cash equivalents at end of year	$154,817	$12,296	$24,973

Supplemental cash flow information
Interest paid	$44	$43	$—

Income taxes paid	$15,305	$28,675	$35,249

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has six production plants operating in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for major oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides consulting and software services to oil and gas companies worldwide, as well as tiltmeter technology for geotechnical applications.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The consolidated financial statements also include a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 and is reported under the cost method of accounting. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2008 and 2007 was $1,739 and $1,636, respectively. Other receivables were $2,206 and $3,462 as of December 31, 2008 and 2007, respectively, which related mainly to miscellaneous receivables in China for 2008 and value added tax receivables in Russia for 2007.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Inventories

Inventories are stated at the lower of cost (weighted average) or market. Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company’s products.

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

The Company holds approximately 2,500 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia and 80 acres of land and leasehold interests in Barbour County, Alabama near its plant in Eufaula, Alabama. The Company estimates the land in Wilkinson County, Georgia and Barbour County, Alabama has an aggregate total of 12.0 million tons of kaolin reserves for use as raw material in production of its products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of kaolin reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used or intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2008 and 2007, the Company recognized losses of $1,599 and $268, respectively, on disposal or impairment of various assets from continuing operations. During 2008, the disposals related to the write-off of a prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer, while 2007 disposals mainly related to equipment disposals in its U.S. manufacturing facilities.

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

Revenue Recognition

Revenue from proppant sales is recognized when title passes to the customer, generally upon delivery. Revenue from consulting and geotechnical services is recognized at the time service is performed. Revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Shipping and handling costs are classified as cost of sales. Shipping costs consist of transportation costs to deliver products to customers. Handling costs include labor and overhead to maintain finished goods inventory and operate distribution facilities.

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2008 relate to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier during 2008. Start-up costs for 2007 are related primarily to the new proppant manufacturing facility in Kopeysk, Russia, which began proppant production in the first half of 2007. Start-up costs for 2006 are related primarily to the new proppant manufacturing facility in Toomsboro, Georgia, which began proppant production in January 2006. Start-up costs include organizational and administrative costs associated with the facilities as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2008, 2007 and 2006 were $3,130, $3,361 and $2,974, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires the Company to recognize compensation expense in the income statement for all share-based payments to employees. Under SFAS 123(R), the cost of employee services received in exchange for stock is measured based on the grant-date fair value. The Company recognizes that cost on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value of stock options is estimated using a Black-Scholes option-pricing model and the fair value of restricted stock is determined based on the market price of the Company’s Common Stock on the date of grant. Compensation expense is recognized only for share based payments expected to vest; therefore the Company estimates forfeitures at the time of grant based on historical forfeiture rates and future expectations and reduces compensation expense accordingly. Forfeiture rates are revised, if necessary, in subsequent periods, with the Company ultimately recognizing expense only on awards that actually vest. Excess tax benefits, as defined in SFAS 123(R), are recognized as additions to paid-in capital and classified as financing cash flows.

Foreign Subsidiaries

Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for equity accounts. Resulting translation adjustments are included in, and the only component of, accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141 (“SFAS 141”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The guidance in SFAS 141(R) will be applied prospectively to business combinations completed on or after January 1, 2009.

2.	Sale of Assets (Discontinued Operations)

On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”), to Halliburton Energy Services, Inc. (“Halliburton”). The sale, which included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008 for $142,278 in cash, net of working capital adjustments. The Company recorded a gain of $44,127, net of goodwill of $18,340 allocated to the business sold and income taxes of $24,394. The group of assets sold meets the definition of a component of an entity as defined by the Financial Accounting Standards Board’s SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended) (“SFAS 144”). The Company has no continuing involvement in these operations. In accordance with SFAS No. 144 , the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2007. In addition, operations associated with these assets have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of tiltmeter technology for geotechnical applications. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative thresholds for a reportable segment.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The detail of assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2007 is as follows:

Current assets:
Trade accounts and other receivables, net	$17,597
Prepaid expenses and other current assets	342
Property, plant and equipment:
Land and land improvements	827
Buildings	4,022
Machinery and equipment	28,964
Construction in progress	1,312

Total	35,125
Less accumulated depreciation	12,560

Net property, plant and equipment	22,565
Goodwill	18,340
Intangible and other assets, net	7,347

Total assets of discontinued operations	$66,191

Current liabilities:
Accounts payable	$3,611
Other accrued expenses	413

Total liabilities of discontinued operations	$4,024

Revenues and income before income taxes, excluding the gain on disposed assets, from discontinued operations are as follows:

	Years Ended December 31,
	2008	2007	2006

Revenues	$44,087	$40,355	$28,297

Income before income taxes	$9,330	$6,821	$3,238

Cash flows from discontinued operations are as follows:

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$49,911	$4,229	$2,008
Gain on disposal	(44,127)	—	—
Depreciation, amortization and other	3,932	5,059	4,245
Changes in operating assets and liabilities, net	235	(10,121)	(1,883)

Net cash provided by (used in) operating activities	9,951	(833)	4,370
Investing activities: Capital expenditures and other, net	(6,664)	(12,590)	(9,447)
Financing activities: Excess tax benefits from stock based compensation	412	77	53

Net cash provided by (used in) discontinued operations	$3,699	$(13,346)	$(5,024)

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisition of Business

On April 12, 2007, the Company purchased 100 percent of the outstanding shares of Applied Geomechanics, Inc. (“AGI”), a supplier of tiltmeters. Results of operations for AGI, included in the consolidated financial statements since that date, are not material. AGI develops and markets precision measurement instruments for geotechnical and scientific applications. The Company’s acquisition and the resulting goodwill were attributable to the Company’s strategy to expand its ability to produce tiltmeters and related equipment and improve the Company’s revenue generating potential in the geotechnical (non-oilfield) monitoring business. The acquisition was accounted for using the purchase method of accounting provided for under Financial Accounting Standards Board Statement No. 141, “Business Combinations.” The aggregate cost of the acquisition was $2,553 in cash and direct costs of the transaction. Goodwill of $1,373 arising in the transaction is not deductible for income tax purposes.

4.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangibles subject to amortization:
Patents and licenses	$610	$278	$610	$156
Hardware designs	590	236	512	84
Software	1,263	643	1,093	455

	$2,463	$1,157	$2,215	$695

The weighted-average amortization period for patents and licenses, hardware designs, and software is 5 years. Amortization expense for 2008, 2007 and 2006 was $462, $402 and $111, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2012 is $406, $341, $260, and $87, respectively, and none thereafter.

Other assets totaling $2,500 at December 31, 2008 consisted of a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 and is reported under the cost method of accounting and a prepayment for ore reserves and mineral rights to land in Saline County, Arkansas. Other assets totaling $945 at December 31, 2007 consisted of the long-term portion of a prepayment for the purchase of ceramic proppant from a manufacturer, which was written-off in 2008.

5.	Bank Borrowings

Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000, and amended December 23, 2003, December 10, 2004 and December 31, 2006, the Company may borrow up to $10,000 through December 31, 2009, with the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). At December 31, 2008, the unused portion of the credit facility was $10,000. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $37, $35, and $38 in 2008, 2007, and 2006, respectively.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2008 are as follows:

2009	$5,536
2010	5,082
2011	4,410
2012	3,175
2013	1,774
Thereafter	4,009

Total	$23,986

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $7,493 in 2008, $6,205 in 2007, and $4,801 in 2006.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007

Deferred tax assets:
Employee benefits	$975	$1,390
Inventories	2,769	1,826
Foreign tax credits	2,402	1,600
Goodwill	3,777	—
Other	1,938	1,635

Total deferred tax assets	11,861	6,451

Deferred tax liabilities:
Depreciation	25,553	21,665
Goodwill	—	2,697
Foreign earnings and other	1,121	6,058

Total deferred tax liabilities	26,674	30,420

Net deferred tax liabilities	$14,813	$23,969

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2008	2007	2006

Current:
Federal	$30,626	$23,641	$24,287
State	2,072	774	3,416
Foreign	960	1,299	44

Total current	33,658	25,714	27,747
Deferred	(5,714)	(776)	584

	$27,944	$24,938	$28,331

In China, the Company benefited from a full income tax holiday from the inception of that business through 2004 and a partial tax holiday from 2005 through 2008. However, provision has been made for deferred U.S. income taxes on all foreign earnings based on the Company’s intent to repatriate foreign earnings. The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory rate	$30,922	35.0%	$26,102	35.0%	$28,201	35.0%
State income taxes, net of federal tax benefit	1,100	1.2	405	0.5	1,906	2.4
Mining depletion	(1,865)	(2.1)	—	—	—	—
Section 199 Manufacturing Benefit, ETI Exclusion and other	(2,213)	(2.5)	(1,569)	(2.1)	(1,776)	(2.2)

	$27,944	31.6%	$24,938	33.4%	$28,331	35.2%

During 2008, the Company determined that depletion deductions should be claimed for the Company’s kaolin mining activities, which supply its lightweight ceramic proppant operations. Mining depletion recorded during 2008 relates to deductions available to the Company for mining activities conducted during 2008, amounts claimed on the 2007 tax return, as well as additional amounts to be claimed through the filing of an amended tax return for 2006. State income taxes, net of federal tax benefit, in 2007 are net of adjustments totaling $913 resulting from the preparation and filing of prior years tax returns and a reduction in deferred income tax liabilities associated with changes in certain state tax regulations.

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position will more likely than not be sustained by the taxing authority. The Company had a recorded reserve of approximately $575 associated with uncertain tax positions as of January 1, 2007. There were no significant changes to the recorded reserve as a result of the adoption of FIN 48 or during the years ended December 31, 2007 or December 31, 2008. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. In June 2007 the Company concluded an audit by the U.S. Internal Revenue Service for its 2003 tax year. The outcome did not have a material effect on the financial statements. The 2005 through 2007 tax

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

Income tax expense included in discontinued operations for the years ended December 31 is as follows:

	2008	2007	2006

Income from discontinued operations	$3,546	$2,592	$1,230
Gain on disposal of discontinued operations	24,394	—	—

Total	$27,940	$2,592	$1,230

8.	Shareholders’ Equity

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

On January 20, 2009, the Board of Directors declared a cash dividend of $0.17 per share. The dividend is payable on February 17, 2009 to shareholders of record on February 2, 2009.

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

9.	Stock Based Compensation

The Company has three stock based compensation plans: one restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy minimum statutory tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. The exercise price of each option generally was equal to the market price of the Company’s Common Stock on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise of options. As of December 31, 2008, 120,690 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.

The Company also has a Director Deferred Fee plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of December 31, 2008, 6,960 shares were reserved for future issuance in payment of $313 of deferred fees under the Plan by electing directors.

A summary of stock option activity and related information for the year ended December 31, 2008 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2008	171,075	$22.43
Granted	—
Exercised	(117,400)	$21.78
Forfeited	—

Outstanding at December 31, 2008	53,675	$23.85	$627

Exercisable at December 31, 2008	53,675	$23.85	$627

As of December 31, 2008, all compensation cost related to stock options granted under the plans has been recognized. The weighted-average remaining contractual term of options outstanding at December 31, 2008 was 3.5 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3,622, $1,401, and $1,513, respectively.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity and related information for the year ended December 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	99,721	$45.10
Granted	73,995	$37.33
Vested	(68,454)	$44.00
Forfeited	(1,412)	$45.15

Nonvested at December 31, 2008	103,850	$40.29

As of December 31, 2008, there was $2,319 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2007 and 2006 was $38.75 and $57.52, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $3,012, $1,997 and $1,698, respectively.

During October 2008, in connection with the sale of assets to Halliburton, restricted stock vesting was accelerated for certain Pinnacle employees transferring employment to Halliburton. Vesting of 26,000 restricted shares accelerated on October 10, 2008, resulting in accelerated compensation cost of $588, which is included in the gain on sale of discontinued operations.

The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. One third of the units subject to award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of fair market value of a share of Common Stock as of the vesting date, or in some cases on an later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of December 31, 2008, there were 6,125 units of phantom shares granted under the plan, of which 1,125 have vested and 325 have been forfeited, with a total value of $166, the vested portion of which is recorded as a liability within Other Accrued Expenses in the Consolidated Balance Sheet.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007	2006

Numerator for basic and diluted earnings per share:
Income from continuing operations	$60,405	$49,641	$52,245
Income from discontinued operations, net of tax	5,784	4,229	2,008
Gain on disposal of discontinued operations, net of tax	44,127	—	—

Net income	$110,316	$53,870	$54,253

Denominator:
Denominator for basic earnings per share — Weighted-average shares	24,373,007	24,367,479	24,280,778
Effect of dilutive securities:
Employee stock options (See Note 9)	39,995	80,203	100,640
Nonvested and deferred stock awards (See Note 9)	47,956	36,220	19,113

Dilutive potential common shares	87,951	116,423	119,753

Denominator for diluted earnings per share — adjusted weighted-average shares	24,460,958	24,483,902	24,400,531

Basic earnings per share:
Income from continuing operations	$2.48	$2.04	$2.15
Income from discontinued operations, net of tax	0.24	0.17	0.08
Gain on disposal of discontinued operations, net of tax	1.81	—	—

Basic earnings per share	$4.53	$2.21	$2.23

Diluted earnings per share:
Income from continuing operations	$2.47	$2.03	$2.14
Income from discontinued operations, net of tax	0.24	0.17	0.08
Gain on disposal of discontinued operations, net of tax	1.80	—	—

Diluted earnings per share	$4.51	$2.20	$2.22

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Operating Results — (Unaudited)

Quarterly results for the years ended December 31, 2008 and 2007 were as follows:

	Three Months Ended,
	March 31	June 30	September 30	December 31

2008
Revenues	$90,375	$89,285	$102,587	$105,581
Gross profit	27,044	26,420	32,138	41,832
Income from continuing operations	12,855	11,749	15,312	20,489
Discontinued operations	1,376	1,781	3,108	43,646
Net income	14,231	13,530	18,420	64,135
Earnings per basic share:
Income from continuing operations	$0.52	$0.48	$0.62	$0.85
Discontinued operations	$0.06	$0.07	$0.13	$1.81
Earnings per diluted share:
Income from continuing operations	$0.52	$0.48	$0.62	$0.85
Discontinued operations	$0.06	$0.07	$0.13	$1.81
2007
Revenues	$75,284	$69,407	$74,313	$80,992
Gross profit	25,538	25,785	25,124	25,479
Income from continuing operations	12,838	12,003	12,854	11,946
Discontinued operations	461	878	1,209	1,681
Net income	13,299	12,881	14,063	13,627
Earnings per basic share:
Income from continuing operations	$0.53	$0.49	$0.53	$0.49
Discontinued operations	$0.02	$0.04	$0.05	$0.07
Earnings per diluted share:
Income from continuing operations	$0.53	$0.49	$0.52	$0.49
Discontinued operations	$0.01	$0.04	$0.05	$0.07

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding. Discontinued operations for the quarter ended December 31, 2008, include the affects of the gain on sale of discontinued operations.

12.	Sales to Customers

The following schedule presents the percentages of total revenues related to the Company’s three major customers for the three-year period ended December 31, 2008:

	Major Customers
	A	B	C	Others	Total

2008	30.9%	25.3%	15.3%	28.5%	100%
2007	25.8%	21.5%	22.6%	30.1%	100%
2006	26.9%	21.2%	28.8%	23.1%	100%

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment, goodwill and intangibles, as of December 31 in the United States and other countries are as follows:

	2008	2007	2006

Long-lived assets:
United States	$195,970	$195,242	$160,800
International (primarily China and Russia)	55,097	64,413	58,129

Total	$251,067	$259,655	$218,929

Revenues outside the United States accounted for 29%, 36% and 36% of the Company’s revenues for 2008, 2007 and 2006, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2008	2007	2006

Revenues:
United States	$273,805	$191,632	$181,949
Canada	42,233	36,133	48,233
Other international	71,790	72,231	53,647

Total	$387,828	$299,996	$283,829

14.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2008	2007	2006

Contributions:
Profit sharing	$1,289	$1,385	$1,256
Savings	1,020	879	710

	$2,309	$2,264	$1,966

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

15.	Commitments

In 2003, the Company entered into a new agreement with an existing supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2008, 2007, and 2006, the Company purchased from the supplier $3,891, $3,092 and $3,022, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003, and requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. For the

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2008, 2007 and 2006, the Company purchased $810, $556 and $873, respectively, of kaolin under the agreement.

In June 2007, the Company entered into an agreement with a supplier to purchase calcined bauxite for its McIntyre, Georgia facility at a specified contract price. The term of the agreement was to purchase 10,000 metric tons in 2007. However, during 2007 the supplier was unable to obtain a ship to transport the material to the port of Savannah, Georgia; therefore, no purchases were made during 2007 and 2008.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement was automatically renewed for an additional three years and requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2008, 2007 and 2006, the Company purchased $1,007, $1,580 and $763, respectively, of material under these agreements.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. This 2008 agreement supersedes and replaces the prior lease agreement dated November 1, 2003. Pursuant to the 2008 agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $155,710 at December 31, 2008) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2008, the Company had natural gas contracts totaling $30,180 and $18,573 for years ended 2009 and 2010, respectively.

16.	Employment Agreements

The Company has an employment agreement through December 31, 2009 with its President and Chief Executive Officer. The agreement, as amended on October 31, 2008, provides for an annual base salary and incentive bonus. If the President is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the amended agreement, the timing of the payment of severance obligations to Mr. Kolstad in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Foreign Currencies

As of December 31, 2008, the Company’s net investment that is subject to foreign currency fluctuations totaled $75,598 and the Company has recorded a cumulative foreign currency translation loss of $2,764, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Income (Loss). Also, the Company’s subsidiary in Russia has borrowed funds from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). During the third quarter of 2008, this indebtedness was significantly reduced. Amounts outstanding under the loan totaled $4,595 as of December 31, 2008, and were subsequently reduced to $1,000 in 2009.

18.	Legal Proceedings and Regulatory Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro facility. Pursuant to the NOV, the Company conducted performance testing of these emissions and provided updated results in the course of additional dialogue with the relevant government agencies, including discussions of emissions at the Company’s nearby McIntyre, Georgia manufacturing facility. Following these discussions, a second NOV was issued on May 22, 2007 for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility. The Company submitted to the EPD a schedule of responsive activities in mid-June 2007, submitted additional information to the EPD during the second quarter of 2008 and continues to respond to EPD inquiries. New emissions operating permits for the McIntyre and Toomsboro facilities were received in May and November 2008, respectively. In response to the NOVs, and the Company’s desire to expand its production capacities at both facilities, the Company submitted Prevention of Significant Deterioration (“PSD”) permit applications for both facilities in June 2008. The EPD has not yet issued a definitive response regarding required remedial actions or fines, if any, resulting from the NOVs and as such the Company does not at this time have an estimate of costs associated with compliance.

19.	Subsequent Events

On January 19, 2009, the Company awarded 77,155 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $2,703, which will be expensed net of estimated forfeitures over the three year vesting period.

On January 19, 2009, the Company awarded 5,490 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $192.

In January 2009, the Russian ruble lost approximately 20 percent of its value relative to the U.S. dollar resulting in a $5,867 reduction, net of deferred income taxes, in the Company’s net investment in that country. This reduction in the foreign currency cumulative translation adjustment is included in Accumulated Other Comprehensive Income (Loss) in Shareholder’s Equity in 2009.

CARBO Ceramics Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006

	Balance at	Charged to			Balance at
	Beginning of	Costs and		Discontinued	End of
Year Ended	Year	Expenses	Write-offs	Operations	Year
	($ in thousands)

Allowance for doubtful accounts:
December 31, 2008	$1,636	$72	$175	$(206)	$1,739
December 31, 2007	$1,605	$82	$(7)	$58	$1,636
December 31, 2006	$1,335	$507	$89	$148	$1,605

S-1

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19,1996)
3.2		Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)
4.1		Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
4.2		Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 of the registrant’s Form 8-A Registration Statement No. 001-15903 filed February 25, 2002)
10.1		Second Amended and Restated Credit Agreement dated as of December 31, 2000, as amended December 23, 2003 and as further amended December 10, 2004, between Brown Brothers Harriman & Co. and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2000)
10.2		Purchase and Sale Agreement dated as of March 31, 1995, between CARBO Ceramics Inc. and GEO Specialty Chemicals, Inc., as amended (incorporated by reference to exhibit 10.5 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.3		Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.4	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
*10	.5	Amendment No. 1 to the CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 4.5 of the registrant’s Form S-8 Registration Statement No. 333-88100 filed May 13, 2002)
*10	.6	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.7		Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.8	1996 Stock Option Plan of Pinnacle Technologies, Inc., as amended and restated May 31, 2002 (incorporated by reference to exhibit 4.1 of the registrant’s Form S-8 Registration Statement No. 333-91252 filed June 26, 2002)
*10	.9	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.10	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.11	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.12	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 99.3 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.13	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)
*10	.14	Amendment No. 1 to CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2008)
*10	.15	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.16	Form of Officer Restricted Stock Award Agreement (incorporated by reference to exhibit 10.3 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.17	Amended and Restated Employment Agreement dated as of October 31, 2008 between CARBO Ceramics Inc. and Gary Kolstad (incorporated by reference to exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)
*10	.18	Corporate and Proppant Incentive Compensation Plan for Key Employees (effective January 1, 2008) (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 22, 2008)

*10	.19	Corporate and Proppant Incentive Compensation Plan for Key Employees (effective January 1, 2009) (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 26, 2009)
10.20		Acquisition Agreement dated as of August 28, 2008 between Pinnacle Technologies, Inc., CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed on September 4, 2008)
10.21		Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)
10.22		Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed December 30, 2008)
10.23		Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed December 30, 2008)
14		Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
21		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2		Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.