Form 10-Q
period 2009-03-31
CARBO CERAMICS INC
filed 2009-05-06
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(972) 401-0090
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2009, 23,263,778 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$94,642	$154,817
Trade accounts and other receivables, net	62,565	65,724
Inventories:
Finished goods, net	39,988	34,886
Raw materials and supplies	25,884	29,958

Total inventories	65,872	64,844
Prepaid expenses and other current assets	2,239	2,243
Deferred income taxes	11,536	8,084

Total current assets	236,854	295,712
Property, plant and equipment:
Land and land improvements	10,208	10,208
Land-use and mineral rights	6,279	6,257
Buildings	41,293	42,416
Machinery and equipment	280,937	281,894
Construction in progress	29,600	24,881

Total	368,317	365,656
Less accumulated depreciation	126,020	120,754

Net property, plant and equipment	242,297	244,902
Goodwill	4,859	4,859
Intangible and other assets, net	3,492	3,806

Total assets	$487,502	$549,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,736	$15,615
Accrued payroll and benefits	4,069	9,373
Accrued freight	3,412	3,668
Accrued utilities	3,783	4,089
Accrued income taxes	4,102	47,929
Dividends payable	3,955	—
Other accrued expenses	5,627	3,174

Total current liabilities	29,684	83,848
Deferred income taxes	25,183	22,897
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,263,778 and 23,637,678 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	233	236
Additional paid-in capital	59,973	73,460
Retained earnings	379,885	371,602
Accumulated other comprehensive loss	(7,456)	(2,764)

Total shareholders’ equity	432,635	442,534

Total liabilities and shareholders’ equity	$487,502	$549,279

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues	$90,642	$90,375
Cost of sales	54,658	63,331

Gross profit	35,984	27,044
Selling, general and administrative expenses	11,432	8,582
Start-up costs	—	231
Loss (gain) on disposal or impairment of assets	67	(68)

Operating profit	24,485	18,299
Other income (expense):
Interest income, net	204	34
Foreign currency exchange (loss) gain, net	(41)	1,493
Other, net	175	17

	338	1,544

Income before income taxes	24,823	19,843
Income taxes	8,395	6,988

Income from continuing operations	16,428	12,855

Income from discontinued operations, net of income taxes	—	1,376

Net income	$16,428	$14,231

Basic earnings per share:
Income from continuing operations	$0.70	$0.52
Income from discontinued operations, net of tax	—	0.06

Basic earnings per share	$0.70	$0.58

Diluted earnings per share:
Income from continuing operations	$0.70	$0.52
Income from discontinued operations, net of tax	—	0.06

Diluted earnings per share	$0.70	$0.58

Other information:
Dividends declared per common share	$0.34	$0.14

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Operating activities
Net income	$16,428	$14,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Income from discontinued operations	—	(1,376)
Depreciation and amortization	6,191	6,065
Provision for doubtful accounts	587	49
Deferred income taxes	1,361	1,927
Excess tax benefits from stock based compensation	(16)	(1)
Loss (gain) on disposal or impairment of assets	67	(68)
Foreign currency transaction loss (gain), net	41	(1,493)
Stock compensation expense	713	558
Changes in operating assets and liabilities:
Trade accounts and other receivables	1,635	(11,029)
Inventories	(3,004)	(5,644)
Prepaid expenses and other current assets	(110)	(169)
Long-term prepaid expenses	—	36
Accounts payable	(10,918)	(3,631)
Accrued expenses	(2,437)	(830)
Accrued income taxes	(43,831)	5,770

Net cash (used in) provided by operating activities of continuing operations	(33,293)	4,395

Investing activities
Capital expenditures, net	(8,232)	(4,111)
Investment in cost-method investee	—	(1,000)

Net cash used in investing activities of continuing operations	(8,232)	(5,111)

Financing activities
Proceeds from bank borrowings	—	2,000
Repayments on bank borrowings	—	(2,000)
Net proceeds from stock based compensation	157	248
Dividends paid	(4,033)	(3,442)
Purchase of common stock	(14,485)	—
Excess tax benefits from stock based compensation	16	1

Net cash used in financing activities of continuing operations	(18,345)	(3,193)

Effect of exchange rate changes on cash	(305)	176
Net cash provided by discontinued operations	—	5,967

Net (decrease) increase in cash and cash equivalents	(60,175)	2,234
Cash and cash equivalents at beginning of period	154,817	12,296

Cash and cash equivalents at end of period	$94,642	$14,530

Supplemental cash flow information

Interest paid	$—	$31

Income taxes paid	$50,865	$135

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2008.
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
2. Sale of Assets (Discontinued Operations)
     On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”), to Halliburton Energy Services, Inc. (“Halliburton”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, the operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative thresholds for a reportable segment.
     Revenues and income before income taxes from discontinued operations were as follows:

Three months ended
March 31, 2008
Revenues	$11,514

Income before income taxes	$2,221

     Cash flows from discontinued operations were as follows:

Three months ended
March 31, 2008
Operating activities:
Net income	$1,376
Depreciation, amortization and other	1,550
Changes in operating assets and liabilities, net	3,414

Net cash provided by operating activities	6,340

Investing activities: Capital expenditures, net	(408)

Financing activities: Excess tax benefits from stock based compensation	35

Net cash provided by discontinued operations	$5,967

3. Earnings Per Share
     Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” All previously reported earnings per common share data must be retrospectively adjusted to conform to the new computation method. The adoption of FSP EITF 03-6-1 did not have a material effect on earnings per share in any period.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$16,428	$12,855
Effect of reallocating undistributed earnings of participating securities	—	—
Income from discontinued operations, net of tax	—	1,376

Net income	$16,428	$14,231

Denominator:
Denominator for basic earnings per share— weighted-average shares	23,460,057	24,451,184
Effect of dilutive securities:
Employee stock options (See Note 7)	13,675	53,727
Nonvested and deferred stock awards (See Note 7)	39,770	32,194

Dilutive potential common shares	53,445	85,921

Denominator for diluted earnings per share— adjusted weighted-average shares	23,513,502	24,537,105

Basic earnings per share:
Income from continuing operations	$0.70	$0.52
Income from discontinued operations, net of tax	—	0.06

Basic earnings per share	$0.70	$0.58

Diluted earnings per share:
Income from continuing operations	$0.70	$0.52
Income from discontinued operations, net of tax	—	0.06

Diluted earnings per share	$0.70	$0.58

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended March 31, 2009, the Company repurchased and retired 444,700 shares at an aggregate price of $14,328. As of March 31, 2009, the Company repurchased and retired a total of 1,504,500 shares at an aggregate price of $56,479.
5. Dividends Paid
     On January 20, 2009, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on February 2, 2009. The dividend was paid on February 17, 2009. On March 17, 2009, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on May 1, 2009. The dividend is payable on May 15, 2009 and is presented in Current Liabilities at March 31, 2009.
6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended
	March 31,
	2009	2008
Net income	$16,428	$14,231
Foreign currency translation adjustment	(4,692)	1,321

Comprehensive income	$11,736	$15,552

     The foreign currency translation adjustment for the three months ended March 31, 2009 and 2008 is net of deferred income tax (benefit) expense of $(2,526) and $713, respectively.
7. Stock Based Compensation
     The Company has three stock based compensation plans: one restricted stock plan and two stock option plans. The restricted stock plan provides for granting shares of Common Stock in the form of restricted stock awards to employees and non-employee directors of the Company. Under the restricted stock plan, the Company may issue up to 375,000 shares, plus (i) the number of shares that are forfeited, and (ii) the number of shares that are withheld from the participants to satisfy minimum statutory tax withholding obligations. No more than 75,000 shares may be granted to any single employee. One-third of the shares subject to award vest (i.e., transfer and forfeiture restrictions on these shares are lifted) on each of the first three anniversaries of the grant date. All unvested shares granted to an individual vest upon retirement at or after the age of 62. The stock option plans provided for granting options to purchase shares of the Company’s Common Stock to employees and non-employee directors. Under the terms of the stock option plans, the Company’s ability to issue grants of options has expired. However, there are outstanding stock options that were previously granted under the stock option plans. The exercise price of each option generally was equal to the market price of the Company’s Common Stock on the date of grant. The maximum term of an option is ten years and options generally become exercisable (i.e., vest) proportionately on each of the first four anniversaries of the grant date. The Company’s policy is to issue new shares upon exercise of options. As of March 31, 2009, 53,306 shares were available for issuance under the restricted stock plan and no options were available for issuance under the stock option plans.
     In January 2009, the Board of Directors adopted the CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Inventive Plan”), subject to the approval of the Company’s shareholders at the Annual Meeting of Shareholders to be held on May 19, 2009. The Omnibus Incentive Plan will become effective upon the date it is approved by the Company’s shareholders and will allow for the award of up to 750,000 shares of the Company’s Common Stock prior to the fifth anniversary of such effective date. The Omnibus Incentive Plan is intended to replace the restricted stock plan, which expires in April 2009.
     The Company also has a Director Deferred Fee Plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of March 31, 2009, a total of 8,695 shares were reserved for future issuance in payment of $361 of deferred fees under the Plan by electing directors.
     A summary of stock option activity and related information for the three months ended March 31, 2009 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2009	53,675	$23.85
Granted	—	—
Exercised	(7,875)	$19.91
Forfeited	—	—

Outstanding at March 31, 2009	45,800	$24.52	$180

Exercisable at March 31, 2009	45,800	$24.52	$180

     As of March 31, 2009, all compensation cost related to stock options granted under the plans has been recognized. The weighted-average remaining contractual term of options outstanding at March 31, 2009 was 3.6 years. The total intrinsic value of options exercised during the three months ended March 31, 2009 was $134.
     A summary of restricted stock activity and related information for the three months ended March 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	103,850	$40.29
Granted	77,155	$35.03
Vested	(28,718)	$40.33
Forfeited	(9,771)	$36.61

Nonvested at March 31, 2009	142,516	$37.69

     As of March 31, 2009, there was $3,874 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2009 was $1,158.
     The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. One-third of the units subject to award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of March 31, 2009, there were 11,615 units of phantom shares granted under the plan, of which 1,125 have vested and 325 have been forfeited, with a total value of $289, the vested portion of which is recorded as a liability within Other Accrued Expenses.
8. Foreign Currencies
     As of March 31, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $68,854 and the Company has recorded a cumulative foreign currency translation loss of $7,456, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. Also, the Company’s subsidiary in Russia has borrowed up to $40,845 from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). During the third quarter of 2008, this indebtedness was significantly reduced, and was further reduced to $155 at March 31, 2009.
9. New Accounting Pronouncements
     Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FASB Statement No. 141 (“SFAS 141”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The guidance in SFAS 141(R) is applied prospectively to business combinations completed on or after January 1, 2009.
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
     In response to the NOVs, the Company has submitted to the EPD information concerning the commercial feasibility of additional emissions controls, and is engaging in further discussions with the EPD on this topic. The EPD has not yet issued a definitive response regarding required remedial actions or fines resulting from the NOVs. However, the Company is in the process of negotiating a consent order with the EPD to resolve the NOVs, and currently estimates that the amount of fines payable under such consent order will be approximately $400. There can be no assurance that the Company will be able to successfully negotiate the consent order with the EPD, and the amount of fines and other costs that are ultimately paid to resolve the NOVs could exceed the Company’s current fine estimate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company manufactures ceramic proppant and provides services and software that are used in the hydraulic fracturing of natural gas and oil wells.
On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”), to Halliburton Energy Services, Inc. (“Halliburton”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative thresholds for a reportable segment.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2008). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and there has been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended March 31, 2009
Revenues. Revenues of $90.6 million for the first quarter of 2009 were flat compared to revenues of $90.4 million for the same period in 2009. The effect of price increases, introduced in the second half of 2008, more than offset an 11% decrease in proppant sales volume. Sales volume decreased mainly as a result of the decline in the number of rigs drilling for oil and natural gas worldwide. Proppant sales totaled 253 million pounds for the first quarter of 2009 compared to 283 million pounds for the first quarter of 2008. Despite a 29% decrease in the natural gas rig count in North American, sales volume in that region decreased by only 4%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by increases in Mexico and greater demand for CARBOHYDROPROPTM. Overseas sales volume decreased 46% primarily due to decreases in Russia.
Gross Profit. Gross profit for the first quarter of 2009 was $36.0 million, or 40% of revenues, compared to $27.0 million, or 30% of revenues, for the first quarter of 2008. Gross profit, as well as gross profit as a percentage of revenues, for the first quarter of 2009 increased compared to last year’s first quarter primarily as a result of a change in the mix of products sold, price increases introduced during the second half of 2008, and a decrease in freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $11.4 million for the first quarter of 2009 compared to $8.6 million for the first quarter of 2008. As a percentage of revenues, SG&A expenses increased to 12.6% compared to 9.5% for first quarter of 2008. Increases primarily resulted from increased marketing activity in both domestic and international markets, higher administrative expenses necessary to support the infrastructure for an enterprise information system implemented during the second quarter of 2008, additional allowances for the collection of doubtful accounts, and costs associated with the relocation of certain Company offices. Start-up costs of $0.2 million in 2008 related to the start-up of the second production line at the Company’s Toomsboro, Georgia facility.

Other Income (Expense). Other income for the first quarter of 2009 declined $1.2 million compared to the same period in 2008. This decline is mainly attributed to a $1.5 million decrease in foreign currency exchange gains recognized in the first quarter of 2008 that did not recur in 2009 as a result of the reduction in intercompany liabilities that were subject to exchange rate fluctuations.
Income Tax Expense. Income tax expense was $8.4 million, or 33.8% of pretax income, for the first quarter of 2009 compared to $7.0 million, or 35.2% of pretax income, for the same period last year. The $1.4 million increase is due to higher pre-tax income partially offset by a lower effective tax rate primarily associated with mining depletion deductions the Company began claiming in the third quarter of 2008.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations in 2008 was $1.4 million and includes gross profit of $4.8 million offset by selling, general, and administrative expenses of $2.6 million. Income taxes related to discontinued operations for the first quarter of 2008 was $0.8 million. The sale of the discontinued operations was completed on October 10, 2008.
Liquidity and Capital Resources
At March 31, 2009, the Company had cash and cash equivalents of $94.6 million compared to cash and cash equivalents of $154.8 million at December 31, 2008. During the first quarter of 2009, the Company used $33.3 million of cash from operating activities of continuing operations mainly attributed to payments of income taxes owed as a result of the sale of discontinued operations on October 10, 2008, and third and fourth quarter 2008 estimated tax payments that were deferred to 2009 as a result of hurricane Gustav tax relief. The Company also used $8.2 million for capital spending, $4.0 million for the payment of cash dividends, $14.5 million for the repurchase of the Company’s Common Stock, and $0.3 million from the effect of exchange rate changes on cash. Increases in cash included $0.1 million from employee exercises of stock options.
The Company believes its operating results in the remainder of 2009 will be influenced by the decline in the level of natural gas drilling in North America. As a result of increased economic pressures from the decline in rig counts fueled by low natural gas and oil prices and continued weakness in the U.S. credit markets, the Company instituted in April 2009 certain price reductions for its products in an effort to mitigate sales volume erosion. These price reductions will likely lower gross profit margins and net income. However, the Company expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities. The Company believes its introduction of CARBOHYDROPROPTM should further the market penetration of ceramic proppant in slickwater fracturing treatments. Given the levels of natural gas inventories in North America and the limited levels of availability in the current credit market, the Company believes the recent contraction in drilling activity is likely to persist throughout 2009, but also expects that the steep decline curves in the resource plays providing much of the incremental natural gas supply in North America will help in bringing supply and demand more into balance as the rig activity continues to decline. However, the Company is unable to determine how detrimental of an effect the U.S. economic crisis will have on overall natural gas demand.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 17, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.17 per share to shareholders of the Company’s common stock on May 1, 2009. The Company estimates its total capital expenditures for the remainder of 2009 will be between $45.0 million and $50.0 million. Capital expenditures in 2009 are expected to include costs associated with the previously announced construction of the Company’s third production line at its Toomsboro, Georgia facility. However, the project has been delayed, as certain permits needed to proceed with construction have not been received as expected. The Company currently anticipates that the project will be completed in the second half of 2010.
The Company maintains an unsecured line of credit of $10.0 million. As of March 31, 2009, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2009.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:
•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.
Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our Form 10-K for the fiscal year ended December 31, 2008 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2009, the Company’s net investment that is subject to foreign currency fluctuations totals $68.9 million and the Company has recorded a cumulative foreign currency translation loss of $7.5 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. Also, the Company’s subsidiary in Russia previously borrowed up to $40.8 million from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. During the third quarter of 2008, this indebtedness was significantly reduced and subsequently further reduced to $0.2 million as of March 31, 2009. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2009.
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

As of March 31, 2009, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, those controls.

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
     In response to the NOVs, the Company has submitted to the EPD information concerning the commercial feasibility of additional emissions controls, and is engaging in further discussions with the EPD on this topic. The EPD has not yet issued a definitive response regarding required remedial actions or fines resulting from the NOVs. However, the Company is in the process of negotiating a consent order with the EPD to resolve the NOVs, and currently estimates that the amount of fines payable under such consent order will be approximately $400,000. There can be no assurance that the Company will be able to successfully negotiate the consent order with the EPD, and the amount of fines and other costs that are ultimately paid to resolve the NOVs could exceed the Company’s current fine estimate.
ITEM 1A. RISK FACTORS
     Not required
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share(1)	Plan(2)(3)	Plan(4)

01/01/09 to 01/31/09	9,159 (5)	$35.98	4,700	935,500
02/01/09 to 02/28/09	90,000	$35.55	90,000	845,500
03/01/09 to 03/31/09	350,000	$31.30	350,000	495,500

Total	449,159		444,700

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Selected repurchases were made under a Written Plan for the Repurchase of Securities with an agent that complies with the requirements of Rule 10b5-1 of the Securities Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our common stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(4)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of May 4, 2009, a maximum of 495,500 shares may be repurchased under the previously announced authorization.

(5)	Includes 4,459 shares of restricted stock withheld for the payment of withholding taxes upon the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     Not applicable
ITEM 6. EXHIBITS
     The following exhibits are filed as part of the Quarterly Report on Form 10-Q:
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer
Date: May 6, 2009

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.