Form 10-Q
period 2009-06-30
CARBO CERAMICS INC
filed 2009-08-05
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
575 North Dairy Ashford
Suite 300
Houston, TX 77079
(Address of principal executive offices)
(281) 921-6400
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2009, 23,046,279 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$92,475	$154,817
Trade accounts and other receivables, net	48,852	65,724
Inventories:
Finished goods, net	48,555	34,886
Raw materials and supplies	24,106	29,958

Total inventories	72,661	64,844
Prepaid expenses and other current assets	3,097	2,243
Prepaid income taxes	285	—
Deferred income taxes	9,287	8,084

Total current assets	226,657	295,712
Property, plant and equipment:
Land and land improvements	10,710	10,208
Land-use and mineral rights	6,279	6,257
Buildings	41,950	42,416
Machinery and equipment	284,403	281,894
Construction in progress	39,472	24,881

Total	382,814	365,656
Less accumulated depreciation	132,308	120,754

Net property, plant and equipment	250,506	244,902
Goodwill	4,859	4,859
Intangible and other assets, net	3,391	3,806

Total assets	$485,413	$549,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,575	$15,615
Accrued payroll and benefits	4,455	9,373
Accrued freight	2,519	3,668
Accrued utilities	3,318	4,089
Accrued income taxes	—	47,929
Other accrued expenses	6,937	3,174

Total current liabilities	22,804	83,848
Deferred income taxes	24,747	22,897
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,047,970 and 23,637,678 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	230	236
Additional paid-in capital	52,957	73,460
Retained earnings	389,264	371,602
Accumulated other comprehensive loss	(4,589)	(2,764)

Total shareholders’ equity	437,862	442,534

Total liabilities and shareholders’ equity	$485,413	$549,279

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$69,322	$89,285	$159,964	$179,660
Cost of sales	46,130	62,865	100,788	126,196

Gross profit	23,192	26,420	59,176	53,464
Selling, general and administrative expenses	8,831	8,737	20,263	17,319
Start-up costs	—	—	—	231
Loss on disposal or impairment of assets	24	178	91	110

Operating profit	14,337	17,505	38,822	35,804
Other income (expense):
Interest income, net	116	22	320	56
Foreign currency exchange (loss) gain, net	(205)	(66)	(246)	1,427
Other, net	3	170	178	187

	(86)	126	252	1,670

Income before income taxes	14,251	17,631	39,074	37,474
Income taxes	4,864	5,882	13,259	12,870

Income from continuing operations	9,387	11,749	25,815	24,604

Income from discontinued operations, net of income taxes	—	1,781	—	3,157

Net income	$9,387	$13,530	$25,815	$27,761

Basic earnings per share:
Income from continuing operations	$0.41	$0.48	$1.11	$1.01
Income from discontinued operations, net of tax	—	0.07	—	0.13

Basic earnings per share	$0.41	$0.55	$1.11	$1.14

Diluted earnings per share:
Income from continuing operations	$0.41	$0.48	$1.11	$1.00
Income from discontinued operations, net of tax	—	0.07	—	0.13

Diluted earnings per share	$0.41	$0.55	$1.11	$1.13

Other information:
Dividends declared per common share	$—	$0.14	$0.34	$0.28

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Operating activities
Net income	$25,815	$27,761
Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(3,157)
Depreciation and amortization	12,324	12,253
Provision for doubtful accounts	749	56
Deferred income taxes	1,629	3,178
Excess tax benefits from stock based compensation	(66)	(7)
Loss on disposal or impairment of assets	91	110
Foreign currency transaction loss (gain), net	246	(1,427)
Stock compensation expense	1,395	1,031
Changes in operating assets and liabilities:
Trade accounts and other receivables	15,877	(13,123)
Inventories	(8,696)	(8,796)
Prepaid expenses and other current assets	(930)	(1,366)
Long-term prepaid expenses	—	36
Accounts payable	(10,067)	(5,504)
Accrued expenses	(2,661)	3,249
Accrued income taxes, net	(48,155)	(2,923)

Net cash (used in) provided by operating activities of continuing operations	(12,449)	11,371

Investing activities
Capital expenditures, net	(19,760)	(8,476)
Investment in cost-method investee	—	(1,000)

Net cash used in investing activities of continuing operations	(19,760)	(9,476)

Financing activities
Proceeds from bank borrowings	—	5,500
Repayments on bank borrowings	—	(5,500)
Net proceeds from stock based compensation	602	315
Dividends paid	(7,988)	(6,884)
Purchase of common stock	(22,673)	—
Excess tax benefits from stock based compensation	66	7

Net cash used in financing activities of continuing operations	(29,993)	(6,562)

Effect of exchange rate changes on cash	(140)	176
Net cash provided by discontinued operations	—	1,592

Net decrease in cash and cash equivalents	(62,342)	(2,899)
Cash and cash equivalents at beginning of period	154,817	12,296

Cash and cash equivalents at end of period	$92,475	$9,397

Supplemental cash flow information

Interest paid	$—	$37

Income taxes paid	$59,784	$14,551

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
2. Sale of Assets (Discontinued Operations)
     On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, the operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.
     Revenues and income before income taxes from discontinued operations were as follows:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Revenues	$13,752	$25,266

Income before income taxes	$2,872	$5,093

     Cash flows from discontinued operations were as follows:

Six months ended
June 30, 2008
Operating activities:
Net income	$3,157
Depreciation, amortization and other	3,127
Changes in operating assets and liabilities, net	(2,351)

Net cash provided by operating activities	3,933

Investing activities: Capital expenditures, net	(2,408)

Financing activities: Excess tax benefits from stock based compensation	67

Net cash provided by discontinued operations	$1,592

3. Earnings Per Share
     Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” All previously reported earnings per common share data must be retrospectively adjusted to conform to the new computation method. The adoption of FSP No. EITF 03-6-1 did not have a material effect on earnings per share in any period presented.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$9,387	$11,749	$25,815	$24,604
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Income from discontinued operations, net of tax	—	1,781	—	3,157

Net income	$9,387	$13,530	$25,815	$27,761

Denominator:
Denominator for basic earnings per share— weighted-average shares	23,086,358	24,466,485	23,272,175	24,458,834
Effect of dilutive securities:
Employee stock options (See Note 7)	6,987	62,561	10,331	58,144
Nonvested and deferred stock awards (See Note 7)	43,282	47,669	41,528	39,932

Dilutive potential common shares	50,269	110,230	51,859	98,076

Denominator for diluted earnings per share— adjusted weighted-average shares	23,136,627	24,576,715	23,324,034	24,556,910

Basic earnings per share:
Income from continuing operations	$0.41	$0.48	$1.11	$1.01
Income from discontinued operations, net of tax	—	0.07	—	0.13

Basic earnings per share	$0.41	$0.55	$1.11	$1.14

Diluted earnings per share:
Income from continuing operations	$0.41	$0.48	$1.11	$1.00
Income from discontinued operations, net of tax	—	0.07	—	0.13

Diluted earnings per share	$0.41	$0.55	$1.11	$1.13

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended June 30, 2009, the Company repurchased and retired 236,885 shares at an aggregate price of $8,179. As of June 30, 2009, the Company repurchased and retired a total of 1,741,385 shares at an aggregate price of $64,658.
5. Dividends Paid
     On March 17, 2009, the Board of Directors declared a cash dividend of $0.17 per common share payable to shareholders of record on May 1, 2009. The dividend was paid on May 15, 2009. On July 21, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on August 3, 2009. This dividend is payable on August 17, 2009.
6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$9,387	$13,530	$25,815	$27,761
Foreign currency translation adjustment	2,867	497	(1,825)	1,818

Comprehensive income	$12,254	$14,027	$23,990	$29,579

     The foreign currency translation adjustment for the three months ended June 30, 2009 and 2008 is net of deferred income tax expense of $1,543 and $267, respectively. For the six months ended June 30, 2009 and 2008, the foreign currency translation adjustment is net of deferred income tax (benefit) expense of $(983) and $979, respectively.
7. Stock Based Compensation
     On May 19, 2009, the shareholders approved the CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan replaces the expired restricted stock and stock option plans. Under the Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. All unvested shares granted to an individual vest upon retirement at or after the age of 62. As of June 30, 2009, 750,000 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also has a Director Deferred Fee Plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of June 30, 2009, a total of 6,515 shares were reserved for future issuance in payment of $261 of deferred fees under the Plan by electing directors.
     A summary of stock option activity and related information for the six months ended June 30, 2009 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2009	53,675	$23.85
Granted	—	—
Exercised	(27,875)	$21.60
Forfeited	—	—

Outstanding at June 30, 2009	25,800	$26.27	$205

Exercisable at June 30, 2009	25,800	$26.27	$205

     As of June 30, 2009, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at June 30, 2009 was 3.6 years. The total intrinsic value of options exercised during the six months ended June 30, 2009 was $469.
     A summary of restricted stock activity and related information for the six months ended June 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	103,850	$40.29
Granted	77,155	$35.03
Vested	(40,550)	$43.36
Forfeited	(11,445)	$36.51

Nonvested at June 30, 2009	129,010	$36.51

     As of June 30, 2009, there was $3,317 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the expired restricted stock plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2009 was $1,758.
     The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. One-third of the units subject to an award vest and cease to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of June 30, 2009, there were 11,615 units of phantom shares granted under the plan, of which 2,348 have vested and 325 have been forfeited, with a total value of $306, the vested portion of which is recorded as a liability within Other Accrued Expenses.
8. Foreign Currencies
     As of June 30, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $74,459 and the Company has recorded a cumulative foreign currency translation loss of $4,589, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. Also, the Company’s subsidiary in Russia previously borrowed up to $40,845 from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). During the third quarter of 2008, this indebtedness was significantly reduced, and was further reduced to $155 at June 30, 2009.
9. New Accounting Pronouncements
     In July 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s results of operations, financial position or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted SFAS 165 as of April 1, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
     Effective 1 April 2009, the Company adopted FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP extends the disclosure requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The guidance in SFAS 141(R) is applied prospectively to business combinations completed on or after January 1, 2009, and as a result has not had any impact to the Company.
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
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro, Georgia facility. On May 22, 2007, a second NOV was issued for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility.
     In May 2009, the Company entered into a consent order with the EPD to resolve the Toomsboro and McIntyre NOVs. Pursuant to the consent order, the Company has paid the EPD a fine of $258. In addition, the Company must pay the EPD a further fine of $112 within approximately one year from the date of the consent order, less certain amounts that the Company can demonstrate have been spent in order to implement emission reductions at these facilities. Finally, the consent order requires the Company to pay any unpaid permit fees from certain prior years that would have been payable on account of the Company’s actual emissions at the time. While the amount of these further permit fees are not determinable at this time, the Company presently estimates the amount of such fees to be less than approximately $100.
11. Subsequent Events
     In July 2009, the Company idled ceramic proppant manufacturing operations at its New Iberia, Louisiana facility. This facility will continue to function as a distribution center and the Company is planning to build a resin coating plant within the existing manufacturing infrastructure of the facility. The resin coating plant will be utilized to coat ceramic proppant and is expected to be completed during the fourth quarter of 2009.
     The Company has evaluated subsequent events through August 5, 2009, the date the consolidated financial statements were issued, and has determined there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company manufactures ceramic proppant and provides services that are used in the hydraulic fracturing of natural gas and oil wells.
On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations, which were previously reported in the Fracture and Reservoir Diagnostics segment, do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2008). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. Critical accounting policies for the Company include revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets and accounting for legal contingencies. Critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and there have been no changes in the Company’s evaluation of its critical accounting policies since the preparation of that report.
Results of Operations
Three Months Ended June 30, 2009
Revenues. Revenues of $69.3 million for the quarter ended June 30, 2009 decreased 22% compared to $89.3 million in revenues for the same period in 2008. The decrease is mainly attributed to a 23% decrease in proppant sales volume resulting from a decline in the number of rigs drilling for oil and natural gas worldwide. Worldwide proppant sales volume totaled 216 million pounds for the second quarter of 2009 compared to 281 million pounds for the second quarter of 2008. Despite an approximate 50% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 18%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for CARBOPROP® and CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 41% primarily due to decreases in Russia and North Africa partially offset by increases in Mexico.
Gross Profit. Gross profit for the second quarter of 2009 was $23.2 million, or 33% of revenues, compared to $26.4 million, or 30% of revenues, for the second quarter of 2008. Despite lower gross profit from decreased sales volume, gross profit as a percentage of sales increased primarily as a result of a change in the mix of products sold, price increases for certain products and lower freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses of $8.8 million for the second quarter of 2009 were essentially flat compared to SG&A expenses of $8.7 million for the same period in 2008. As a percentage of revenues, SG&A expenses increased to 12.7% compared to 9.8% for second quarter of 2008 due to the fixed nature of these costs relative to lower revenues. Other operating expenses of $0.2 million for the second quarter of 2008 consisted primarily of a loss related to equipment disposals.
Other Income (Expense). Other income for the second quarter of 2009 declined $0.2 million compared to the same period in 2008. This decline is mainly attributable to an increase in foreign currency exchange losses.

Income Tax Expense. Income tax expense was $4.9 million, or 34.1% of pretax income, for the second quarter of 2009 compared to $5.9 million, or 33.4% of pretax income, for the same period last year. The $1.0 million decrease is due to lower pre-tax income partially offset by a higher effective tax rate primarily associated with a tax refund in the second quarter of 2008 resulting from the filing of an amended prior year state tax return.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations for the second quarter of 2008 was $1.8 million and includes gross profit of $6.1 million offset by selling, general, and administrative expenses of $3.2 million. Income taxes related to discontinued operations for the second quarter of 2008 was $1.1 million. The sale of the discontinued operations was completed on October 10, 2008.
Six Months Ended June 30, 2009
Revenues. Revenues of $160.0 million for the six months ended June 30, 2009 decreased 11% compared to $179.7 million in revenues for the same period in 2008. Revenues decreased primarily due to a 17% decrease in sales volume partially offset by an 8% increase in the average proppant selling price. Worldwide proppant sales volume totaled 469 million pounds in the first six months of 2009 compared to 563 million pounds for the same period in 2008. Despite an approximate 38% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 13%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for CARBOPROP® and CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 30% primarily attributable to decreases in Russia and North Africa partially offset by increase in Mexico. The higher average selling price was primarily attributed to price increases introduced in the second half of 2008 that were partially offset by price reductions instituted during the second quarter of 2009.
Gross Profit. Gross profit for the six months ended June 30, 2009 was $59.2 million, or 37% of revenues, compared to $53.5 million, or 30% of revenues, for the same period in 2008. Gross profit, as well as gross profit as a percentage of revenues, for the first half of 2009 increased compared to the first half of 2008 in spite of decreased sales volume. This was primarily the result of a change in the mix of products sold, price increases introduced during the second half of 2008 that were partially offset by price reductions instituted during the second quarter of 2009, and lower freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $20.3 million for the six months ended June 30, 2009 compared to $17.3 million for the same period in 2008. As a percentage of revenues, SG&A expenses increased to 12.7% compared to 9.6% for second quarter of 2008. Increases primarily resulted from higher administrative expenses necessary to support the infrastructure for an enterprise information system implemented during the second quarter of 2008, additional allowances for the collection of doubtful accounts, and costs associated with the relocation of certain Company offices. Other operating expenses decreased $0.2 million as a result of costs incurred in early 2008 associated with the start-up of the second production line at the Company’s Toomsboro facility.
Other Income (Expense). Other income for the six months ended June 30, 2009 declined $1.4 million compared to the same period in 2008. This decline is mainly attributed to a $1.7 million decrease in foreign currency exchange gains recognized during the first six months of 2008 that did not recur in 2009 primarily as a result of the reduction in intercompany liabilities that were subject to exchange rate fluctuations.
Income Tax Expense. Income tax expense was $13.3 million, or 33.9% of pretax income, for the six months ended June 30, 2009 compared to $12.9 million, or 34.3% of pretax income for the same period last year. The $0.4 million increase is due to higher pre-tax income partially offset by a lower effective tax rate primarily associated with mining depletion deductions that the Company began claiming in the third quarter of 2008.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations for the six months ended June 30, 2008 was $3.2 million and includes gross profit of $10.9 million offset by selling, general, and administrative expenses of $5.8 million. Income taxes related to discontinued operations for the six months ended June 30, 2008 was $1.9 million. The sale of the discontinued operations was completed on October 10, 2008.

Liquidity and Capital Resources
At June 30, 2009, the Company had cash and cash equivalents of $92.5 million compared to cash and cash equivalents of $154.8 million at December 31, 2008. For the six months ended June 30, 2009, the Company used $12.4 million of cash in operating activities of continuing operations, which included $59.8 million of income tax payments associated with the sale of discontinued operations on October 10, 2008, third and fourth quarter 2008 estimated tax payments that were deferred to 2009 as a result of hurricane Gustav tax relief, and 2009 taxable income. The Company also used $19.7 million for capital expenditures, $8.0 million for the payment of cash dividends, $22.7 million for repurchases of the Company’s Common Stock, and $0.1 million from the effect of exchange rate changes on cash. Increases in cash included $0.6 million from employee exercises of stock options.
The Company believes its operating results for the remainder of 2009 will continue to be influenced by the decline in the level of drilling in North America. As a result of increased economic pressures from the decline in rig counts fueled by low natural gas and oil prices and continued weakness in the U.S. credit markets, the Company instituted in April 2009 certain price reductions for its products in an effort to mitigate sales volume erosion. These price reductions will likely continue to lower gross profit margins throughout the remainder of 2009. However, the Company expects its ability to demonstrate the value of ceramic proppant relative to alternatives should allow it to continue to generate sales opportunities. While the contraction in drilling activity has recently slowed, the Company believes the levels of natural gas inventories in North America and the current credit market are likely to prevent any notable recovery in drilling activity until 2010. Eventually, the Company expects that the steep decline curves in the resource plays providing much of the incremental natural gas supply in North America will help in bringing supply and demand more into balance. However, the Company is unable to determine how detrimental of an effect the U.S. economic crisis will have on overall natural gas demand.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 21, 2009, the Board of Directors declared a cash dividend of $0.18 per common share, an increase of 6% from the dividend paid in May 2009. This increased dividend is payable on August 17, 2009, to shareholders of record on August 3, 2009. The Company estimates its total capital expenditures for the remainder of 2009 will be between $30.0 million and $35.0 million, which includes costs associated with the previously announced construction of the Company’s third production line at its Toomsboro, Georgia facility. However, the project has been delayed, as certain permits needed to proceed with construction have not been received as expected. The Company currently anticipates that the project will be completed in the second half of 2010.
The Company maintains an unsecured line of credit of $10.0 million. As of June 30, 2009, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $74.5 million and the Company has recorded a cumulative foreign currency translation loss of $4.6 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. Also, the Company’s subsidiary in Russia previously borrowed up to $40.8 million from another subsidiary of the Company to fund construction of a manufacturing plant in Russia. During the third quarter of 2008, this indebtedness was significantly reduced and subsequently further reduced to $0.2 million as of June 30, 2009. This indebtedness, while eliminated in consolidation of the financial statements, is subject to exchange rate fluctuations between the local reporting currency and the currency in which the debt is denominated. Currency exchange rate fluctuations associated with this indebtedness result in gains and losses that impact net income. The gains and losses are presented in Other Income (Expense). When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2009.
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
As of June 30, 2009, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, those controls.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     On January 26, 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of two specific substances from its Toomsboro, Georgia facility. On May 22, 2007, a second NOV was issued for the McIntyre plant for alleged violations similar to those in the January NOV related to the Toomsboro facility.
     In May 2009, the Company entered into a consent order with the EPD to resolve the Toomsboro and McIntyre NOVs. Pursuant to the consent order, the Company has paid the EPD a fine of $258,000. In addition, the Company must pay the EPD a further fine of $112,000 within approximately one year from the date of the consent order, less certain amounts that the Company can demonstrate have been spent in order to implement emission reductions at these facilities. Finally, the consent order requires the Company to pay any unpaid permit fees from certain prior years that would have been payable on account of the Company’s actual emissions at the time. While the amount of these further permit fees are not determinable at this time, the Company presently estimates the amount of such fees to be less than approximately $100,000.

ITEM 1A.	RISK FACTORS
Not required

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended June 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share(1)	Plan(2)(3)	Plan(4)

04/01/09 to 04/30/09	—	$—	—	495,500
05/01/09 to 05/31/09	38,576	$35.25	38,576	456,924
06/01/09 to 06/30/09	198,563 (5)	$34.39	198,309	258,615

Total	237,139		236,885

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Selected repurchases were made under a Written Plan for the Repurchase of Securities with an agent that complies with the requirements of Rule 10b5-1 of the Securities Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our Common Stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices in open market transactions, which complied with Rule 10b-18 of the Exchange Act.

(4)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of August 3, 2009, a maximum of 256,924 shares may be repurchased under the previously announced authorization.

(5)	Includes 254 shares of restricted stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a.	The Annual Meeting of Shareholders of Carbo Ceramics Inc. was held on May 19, 2009.

b.	The following matters were submitted to a vote at the meeting:

(1)	The election of the following nominees as directors of CARBO Ceramics Inc. Votes representing 20,996,233 shares of Common Stock were cast. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Chad C. Deaton	20,528,819	467,414
James B. Jennings	20,641,683	354,550
Gary A. Kolstad	20,616,845	379,388
H. E. Lentz, Jr.	20,528,771	467,462
Randy L. Limbacher	20,641,479	354,754
William C. Morris	20,443,244	552,989
Robert S. Rubin	15,133,936	5,862,297

(2)	The ratification of the CARBO Ceramics Inc. Omnibus Incentive Plan. Votes representing 19,669,753 shares of Common Stock were cast. Results of the vote were as follows: 18,525,768 for, 12,531 against, and 1,131,454 abstained.

(3)	The ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm to audit the consolidated financial statements of CARBO Ceramics Inc. for the year 2009. Votes representing 20,996,233 shares of Common Stock were cast. Results of the vote were as follows: 20,408,058 for, 3,278 against, and 584,897 abstained.

ITEM 5.	OTHER INFORMATION
     Not applicable

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
10.1	Form of Amended and Restated Officer Restricted Stock Award Agreement.

10.2	Form of Relocation Policy

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: August 5, 2009

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Form of Amended and Restated Officer Restricted Stock Award Agreement.

10.2	Form of Relocation Policy

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.