Form 10-Q
period 2009-09-30
CARBO CERAMICS INC
filed 2009-11-02
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2009, 23,057,618 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$90,911	$154,817
Trade accounts and other receivables, net	59,132	65,724
Inventories:
Finished goods, net	46,012	34,886
Raw materials and supplies	28,585	29,958

Total inventories	74,597	64,844
Prepaid expenses and other current assets	2,438	2,243
Deferred income taxes	8,173	8,084

Total current assets	235,251	295,712
Property, plant and equipment:
Land and land improvements	10,712	10,208
Land-use and mineral rights	6,280	6,257
Buildings	42,294	42,416
Machinery and equipment	287,810	281,894
Construction in progress	52,881	24,881

Total	399,977	365,656
Less accumulated depreciation	138,468	120,754

Net property, plant and equipment	261,509	244,902
Goodwill	4,859	4,859
Intangible and other assets, net	2,953	3,806

Total assets	$504,572	$549,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,252	$15,615
Accrued payroll and benefits	6,503	9,373
Accrued freight	3,859	3,668
Accrued utilities	2,462	4,089
Accrued income taxes	1,231	47,929
Dividends payable	4,148	—
Other accrued expenses	6,022	3,174

Total current liabilities	33,477	83,848
Deferred income taxes	25,482	22,897
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,043,972 and 23,637,678 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	230	236
Additional paid-in capital	53,334	73,460
Retained earnings	395,368	371,602
Accumulated other comprehensive loss	(3,319)	(2,764)

Total shareholders’ equity	445,613	442,534

Total liabilities and shareholders’ equity	$504,572	$549,279

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$91,783	$102,587	$251,747	$282,247
Cost of sales	59,512	70,449	160,300	196,645

Gross profit	32,271	32,138	91,447	85,602
Selling, general and administrative expenses	10,819	10,183	31,082	27,502
Start-up costs	—	—	—	231
Loss on disposal or impairment of assets	37	1,449	128	1,559

Operating profit	21,415	20,506	60,237	56,310
Other income (expense):
Interest income, net	78	21	398	77
Foreign currency exchange gain (loss), net	30	(511)	(216)	916
Other, net	(50)	75	128	262

	58	(415)	310	1,255

Income before income taxes	21,473	20,091	60,547	57,565
Income taxes	7,071	4,779	20,330	17,649

Income from continuing operations	14,402	15,312	40,217	39,916

Income from discontinued operations, net of income taxes	—	3,108	—	6,265

Net income	$14,402	$18,420	$40,217	$46,181

Basic earnings per share:
Income from continuing operations	$0.62	$0.62	$1.73	$1.62
Income from discontinued operations, net of tax	—	0.13	—	0.26

Basic earnings per share	$0.62	$0.75	$1.73	$1.88

Diluted earnings per share:
Income from continuing operations	$0.62	$0.62	$1.73	$1.62
Income from discontinued operations, net of tax	—	0.13	—	0.26

Diluted earnings per share	$0.62	$0.75	$1.73	$1.88

Other information:
Dividends declared per common share	$0.36	$0.17	$0.70	$0.45

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Operating activities
Net income	$40,217	$46,181
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(6,265)
Depreciation and amortization	18,294	18,473
Provision for doubtful accounts	966	72
Deferred income taxes	2,794	5,183
Excess tax benefits from stock based compensation	(66)	(375)
Loss on disposal or impairment of assets	128	1,559
Foreign currency exchange loss (gain), net	216	(916)
Stock compensation expense	1,892	1,531
Changes in operating assets and liabilities:
Trade accounts and other receivables	5,407	(18,825)
Inventories	(10,053)	(5,553)
Prepaid expenses and other current assets	(254)	(1,208)
Long-term prepaid expenses	337	36
Accounts payable	(6,271)	(1,128)
Accrued expenses	(1,069)	4,829
Accrued income taxes	(46,641)	1,635

Net cash provided by operating activities of continuing operations	5,897	45,229

Investing activities
Capital expenditures, net	(35,448)	(12,379)
Investment in cost-method investee	—	(1,000)

Net cash used in investing activities of continuing operations	(35,448)	(13,379)

Financing activities
Proceeds from bank borrowings	—	6,500
Repayments on bank borrowings	—	(6,500)
Net proceeds from stock based compensation	602	2,268
Dividends paid	(12,136)	(11,067)
Purchase of common stock	(22,730)	(3,540)
Excess tax benefits from stock based compensation	66	375

Net cash used in financing activities of continuing operations	(34,198)	(11,964)

Effect of exchange rate changes on cash	(157)	(38)
Net cash used in discontinued operations	—	(213)

Net (decrease) increase in cash and cash equivalents	(63,906)	19,635
Cash and cash equivalents at beginning of period	154,817	12,296

Cash and cash equivalents at end of period	$90,911	$31,931

Supplemental cash flow information
Interest paid	$1	$44

Income taxes paid	$64,176	$14,932

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
2. Sale of Assets (Discontinued Operations)
     On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, the operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.
     Revenues and income before income taxes from discontinued operations were as follows:

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Revenues	$17,337	$42,603

Income before income taxes	$5,012	$10,105

     Cash flows from discontinued operations were as follows:

Nine months ended
September 30, 2008
Operating activities:
Net income	$6,265
Depreciation, amortization and other	3,931
Changes in operating assets and liabilities, net	(7,469)

Net cash provided by operating activities	2,727

Investing activities: Capital expenditures, net	(3,321)

Financing activities: Excess tax benefits from stock based compensation	381

Net cash used in discontinued operations	$(213)

3. Earnings Per Share
     Effective January 1, 2009, the Company adopted ASC Topic 260, “Earnings Per Share” (formerly Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"). This standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share are computed using the two-class method prescribed by ASC Topic 260 “Earnings Per Share.” All previously reported earnings per common share data were retrospectively adjusted to conform to the new computation method.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations	$14,402	$15,312	$40,217	$39,916
Effect of reallocating undistributed earnings of participating securities	(79)	(72)	(237)	(197)
Income from discontinued operations, net of tax	—	3,108	—	6,265

Net income	$14,323	$18,348	$39,980	$45,984

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,918,922	24,481,635	23,153,130	24,466,490
Effect of dilutive securities:
Employee stock options (See Note 7)	8,806	24,976	9,823	47,088
Deferred stock awards (See Note 7)	5,479	5,008	6,575	4,157

Dilutive potential common shares	14,285	29,984	16,398	51,245

Denominator for diluted earnings per share— adjusted weighted-average shares	22,933,207	24,511,619	23,169,528	24,517,735

Basic earnings per share:
Income from continuing operations	$0.62	$0.62	$1.73	$1.62
Income from discontinued operations, net of tax	—	0.13	—	0.26

Basic earnings per share	$0.62	$0.75	$1.73	$1.88

Diluted earnings per share:
Income from continuing operations	$0.62	$0.62	$1.73	$1.62
Income from discontinued operations, net of tax	—	0.13	—	0.26

Diluted earnings per share	$0.62	$0.75	$1.73	$1.88

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended September 30, 2009, the Company repurchased and retired 1,691 shares at an aggregate cost of $55. As of September 30, 2009, the Company repurchased and retired a total of 1,743,076 shares at an aggregate cost of $64,713.
5. Dividends Paid
     On July 21, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on August 3, 2009. The dividend was paid on August 17, 2009. On September 22, 2009, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on November 2, 2009. This dividend is payable on November 16, 2009 and is presented in Current Liabilities at September 30, 2009.
6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$14,402	$18,420	$40,217	$46,181
Foreign currency translation adjustment	1,270	(2,650)	(555)	(832)

Comprehensive income	$15,672	$15,770	$39,662	$45,349

     The foreign currency translation adjustment for the three months ended September 30, 2009 and 2008 is net of deferred income tax expense (benefit) of $684 and $(1,427), respectively. For the nine months ended September 30, 2009 and 2008, the foreign currency translation adjustment is net of deferred income tax benefit of $299 and $448, respectively.
7. Stock Based Compensation
     On May 19, 2009, the shareholders approved the CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan replaces the expired restricted stock and stock option plans. Under the Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. Unvested shares granted to an individual vest upon retirement at or after the age of 62. As of September 30, 2009, 750,000 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also has a Director Deferred Fee Plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of September 30, 2009, a total of 3,750 shares were reserved for future issuance in payment of $149 of deferred fees under the Plan by electing directors.
     A summary of stock option activity and related information for the nine months ended September 30, 2009 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2009	53,675	$23.85
Granted	—	—
Exercised	(27,875)	$21.60
Forfeited	—	—

Outstanding at September 30, 2009	25,800	$26.27	$652

Exercisable at September 30, 2009	25,800	$26.27	$652

     As of September 30, 2009, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at September 30, 2009 was 3.4 years. The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $469.
     A summary of restricted stock activity and related information for the nine months ended September 30, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	103,850	$40.29
Granted	77,155	$35.03
Vested	(41,317)	$43.35
Forfeited	(16,918)	$36.57

Nonvested at September 30, 2009	122,770	$36.47

     As of September 30, 2009, there was $2,734 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the expired restricted stock plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2009 was $1,791.
     The Company also has an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of September 30, 2009, there were 11,615 units of phantom shares granted under the plan, of which 2,681 have vested and 325 have been forfeited, with a total value of $444, the vested portion of which is recorded as a liability within Other Accrued Expenses.
8. Foreign Currencies
     As of September 30, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $77,621 and the Company has recorded a cumulative foreign currency translation loss of $3,319, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

9. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of SFAS No. 162. The ASC, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The ASC eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC as of July 1, 2009. Adoption did not change the Company’s consolidated financial statements other than changes in reference to various authoritative accounting pronouncements.
     Effective April 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165) which establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted ASC Topic 825, “Financial Instruments” (formerly FASB Staff Position (FSP) FAS 107-1 and APB 28-1). This standard extends certain disclosure requirements related to the fair value of financial statements to interim financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. This standard only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements.
     Effective January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” (formerly SFAS No. 141(R)). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The guidance in ASC Topic 805 is applied prospectively to business combinations completed on or after January 1, 2009.
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
11. Subsequent Events
     On October 2, 2009, a wholly-owned subsidiary of the Company purchased substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base of E&P and oilfield service companies. Falcon uses proprietary technology to provide value-added solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide secure containment of stored materials. The aggregate purchase price of the acquisition was $23,000, which was paid in cash. Acquisition costs totaling $457 as of September 30, 2009 are reported in Selling, General and Administrative Expenses.
     The Company has evaluated subsequent events through October 30, 2009, the date the consolidated financial statements were issued, and has determined there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company manufactures ceramic proppant and provides services that are used in the hydraulic fracturing of natural gas and oil wells.
On October 10, 2008, the Company sold a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks (see Note 2 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, for additional information). As a result, operations and cash flows associated with these assets have been classified as discontinued operations. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.
On October 2, 2009, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention and containment systems for the oil and gas industry, for a cash purchase price of $23.0 million. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base of E&P and oilfield service companies.
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
Results of Operations
Three Months Ended September 30, 2009
Revenues. Revenues of $91.8 million for the quarter ended September 30, 2009 decreased 11% compared to $102.6 million in revenues for the same period in 2008. The decrease is mainly attributed to a 6% decrease in the average proppant selling price and a 3% decrease in proppant sales volume. The lower average selling price was primarily attributed to price reductions instituted during the second quarter of 2009 and a change in product mix. Worldwide proppant sales volume totaled 296 million pounds for the third quarter of 2009 compared to 306 million pounds for the third quarter of 2008. Despite a 52% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 3%. Sales volume increases in the U.S. were slightly less than decreases in Canada, and the net decrease for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for the Company’s lightweight products, such as CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 6% primarily due to decreases in Russia, China and North Africa partially offset by increases in Mexico.
Gross Profit. Gross profit of $32.3 million for the third quarter of 2009 was essentially flat compared to gross profit of $32.1 million for the third quarter of 2008. As a percentage of revenues, gross profit increased to 35% compared to 31% for the third quarter of 2008 primarily as a result of revenue decreases being more than offset by decreases in cost of sales resulting from lower freight costs, as well as reduced manufacturing costs attributed primarily to a change in the mix of products sold and lower natural gas prices.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $10.8 million for the third quarter of 2009 compared to $10.2 million for the same period in 2008. As a percentage of revenues, SG&A expenses increased to 11.8% compared to 9.9% for third quarter of 2008. SG&A expenses in the third quarter of 2009 included $1.2 million related to the relocation of certain Company offices and costs associated with the acquisition of the Falcon assets, which more than offset benefits realized from cost reduction initiatives. Other operating expenses of $1.4 million in the third quarter of 2008 mainly resulted from write-off of a prepayment for the purchase of ceramic proppant from a third party proppant manufacturer.
Other Income (Expense). Other income for the third quarter of 2009 increased $0.5 million compared to the same period in 2008. This increase is mainly attributable to a decrease in foreign currency exchange losses.
Income Tax Expense. Income tax expense was $7.1 million, or 32.9% of pretax income, for the third quarter of 2009 compared to $4.8 million, or 23.8% of pretax income, for the same period last year. The $2.3 million increase is due to a benefit relating to a mining depletion adjustment that the Company recorded during the third quarter of 2008 relating to amounts claimed on the 2007 tax return filed, an amended 2006 return as well as deductions available for mining activities during the first and second quarters of 2008, and higher pretax income in 2009.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations for the third quarter of 2008 was $3.1 million and includes gross profit of $8.6 million offset by selling, general, and administrative expenses of $3.6 million. Income taxes related to discontinued operations for the third quarter of 2008 was $1.9 million. The sale of the discontinued operations was completed on October 10, 2008.
Nine Months Ended September 30, 2009
Revenues. Revenues of $251.7 million for the nine months ended September 30, 2009 decreased 11% compared to $282.2 million in revenues for the same period in 2008. Revenues decreased primarily due to a 12% decrease in sales volume partially offset by a 3% increase in the average proppant selling price. Worldwide proppant sales volume totaled 765 million pounds in the first nine months of 2009 compared to 869 million pounds for the same period in 2008. Despite a 43% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 10%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for the Company’s lightweight products, such as CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 22% primarily attributable to decreases in Russia and North Africa partially offset by an increase in Mexico. The higher average selling price was primarily attributed to price increases introduced in the second half of 2008 that were partially offset by price reductions in the second quarter of 2009.
Gross Profit. Gross profit for the nine months ended September 30, 2009 was $91.4 million, or 36% of revenues, compared to $85.6 million, or 30% of revenues, for the same period in 2008. Gross profit, as well as gross profit as a percentage of revenues, for the nine months ended September 30, 2009 increased compared to the same period last year in spite of decreased sales volume. This was primarily the result of a change in the mix of products sold, the increase in the average selling price, and lower freight and manufacturing costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $31.1 million for the nine months ended September 30, 2009 compared to $27.5 million for the same period in 2008. As a percentage of revenues, SG&A expenses increased to 12.3% compared to 9.7% for the same nine month period in 2008. The increases primarily resulted from higher administrative expenses necessary to support the infrastructure for an enterprise information system implemented during the second quarter of 2008, additional allowances for the collection of doubtful accounts, costs associated with the relocation of certain Company offices and Falcon acquisition costs. Other operating expenses decreased $1.7 million primarily resulting from costs of $0.2 million incurred in early 2008 associated with the start-up of the second production line at the Company’s Toomsboro facility and $1.4 million from write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer in the third quarter of 2008.

Other Income (Expense). Other income for the nine months ended September 30, 2009 declined $0.9 million compared to the same period in 2008. This decline is mainly attributed to a $1.1 million decrease in foreign currency exchange gains recognized during the first nine months of 2008 that did not recur in 2009 primarily as a result of the reduction in intercompany liabilities that were subject to exchange rate fluctuations.
Income Tax Expense. Income tax expense was $20.3 million, or 33.6% of pretax income, for the nine months ended September 30, 2009 compared to $17.6 million, or 30.7% of pretax income for the same period last year. The $2.7 million increase is due to higher pre-tax income combined with a higher effective tax rate primarily associated with a benefit relating to a mining depletion adjustment that the Company recorded during the third quarter of 2008 relating to amounts claimed on the 2007 tax return filed, an amended 2006 return as well as deductions available for mining activities during the first and second quarters of 2008.
Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations for the nine months ended September 30, 2008 was $6.2 million and includes gross profit of $19.5 million offset by selling, general, and administrative expenses of $9.5 million. Income taxes related to discontinued operations for the nine months ended September 30, 2008 was $3.8 million. The sale of the discontinued operations was completed on October 10, 2008.
Liquidity and Capital Resources
At September 30, 2009, the Company had cash and cash equivalents of $90.9 million compared to cash and cash equivalents of $154.8 million at December 31, 2008. For the nine months ended September 30, 2009, the Company generated $5.9 million of cash from operating activities of continuing operations, which included using $64.2 million for income tax payments associated with the sale of discontinued operations on October 10, 2008, third and fourth quarter 2008 estimated tax payments that were deferred to 2009 as a result of hurricane Gustav tax relief, and 2009 taxable income. The Company also generated $0.6 million from employee exercises of stock options. Uses of cash included $35.4 million for capital expenditures, $12.1 million for the payment of cash dividends, $22.7 million for repurchases of the Company’s Common Stock, and $0.2 million from the effect of exchange rate changes on cash.
On October 2, 2009, a wholly-owned subsidiary of the Company completed the acquisition of the Falcon assets for a cash purchase price of $23.0 million.
The Company believes its operating results for the remainder of 2009 will continue to be influenced by the level of drilling in North America. While North American drilling rig count improved in the third quarter of 2009, it is not apparent as to whether this is the start of a recovery or a short-term correction. The Company believes the steep natural gas decline curves in North America will eventually help in bringing supply and demand more into balance; however, the timing of a sustainable recovery in the oil and gas industry is difficult to pinpoint.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its Common Stock. On September 22, 2009, the Board of Directors declared a cash dividend of $0.18 per common share to shareholders of the Company’s Common Stock on November 2, 2009. The dividend is payable on November 16, 2009. The Company estimates its total capital expenditures for the remainder of 2009 will be between $12.0 million and $17.0 million, which include costs associated with the previously announced construction of the Company’s third production line at its Toomsboro, Georgia facility. However, the project has been delayed, as certain permits needed to proceed with construction have not been received as expected. The Company currently anticipates that the project will be completed near the end of 2010.
The Company maintains an unsecured line of credit of $10.0 million. As of September 30, 2009, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $77.6 million and the Company had recorded a cumulative foreign currency translation loss of $3.3 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. When necessary, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2009.
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
As of September 30, 2009, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable
ITEM 1A. RISK FACTORS
     Not required
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended September 30, 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced	be Purchased Under
Period	Shares Purchased	per Share(1)	Plan(2)(3)	the Plan(4)
07/01/09 to 07/31/09	1,691	$32.80	1,691	256,924
08/01/09 to 08/31/09	27 (5)	$44.04	—	256,924
09/01/09 to 09/30/09	—	$—	—	256,924

Total	1,718		1,691

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Selected repurchases were made under a Written Plan for the Repurchase of Securities with an agent that complies with the requirements of Rule 10b5-1 of the Securities Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our Common Stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices in open market transactions, which complied with Rule 10b-18 of the Exchange Act.

(4)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of October 29, 2009, a maximum of 256,924 shares may be repurchased under the previously announced authorization.

(5)	Represents shares of stock surrendered for the payment of withholding taxes upon the vesting of restricted stock.
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

Date: October 30, 2009

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.