Form 10-K
period 2009-12-31
CARBO CERAMICS INC
filed 2010-02-26
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15903
CARBO Ceramics Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	72-1100013 (I.R.S. Employer Identification Number)

575 North Dairy Ashford
Suite 300
Houston, Texas 77079
(Address of principal executive offices)

(281) 921-6400
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2009, as reported on the New York Stock Exchange, was approximately $547,242,237. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2010, the Registrant had 23,123,943 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held May 18, 2010, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest supplier of ceramic proppant, the provider of the world’s most popular fracture simulation software, and provides fracture design and consulting services. The Company also provides a broad range of technologies for spill prevention, containment and geotechnical monitoring. On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business. Because of the transaction, the results of this business have been accounted for as discontinued operations. Continuing operations include the Company’s ceramic proppant, software, consulting services, spill prevention and containment and geotechnical monitoring businesses. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware.

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

The Company primarily manufactures five distinct ceramic proppants. The Company has historically pursued a strategy of introducing new products that expand the market for ceramic proppants relative to sand-based proppants. CARBOHSP® and CARBOPROP® are high strength proppants designed primarily for use in deep gas wells. CARBOHSP® has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep gas wells. CARBOPROP® is slightly lower in weight and strength than CARBOHSP® and was developed for use in deep gas wells that do not require the strength of CARBOHSP®.

CARBOLITE®, CARBOECONOPROP® and CARBHYDROPROP® are lightweight ceramic proppants. CARBOLITE® is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOECONOPROP® was introduced in 1992 to compete directly with sand-based proppant, and CARBOHYDROPROP® was introduced in late 2007 to improve performance in “slickwater” fracture treatments.

During the year ended December 31, 2009, the Company generated approximately 76% of its revenues in the United States and 24% in international markets.

The Company also sells fracture simulation software and provides fracture design, engineering and consulting services to oil and natural gas companies worldwide through its wholly-owned subsidiary, StrataGen, Inc. The Company provides a suite of stimulation software solutions to the industry that have marked capabilities for on-site real-time analysis. This has enabled recognition and remediation of potential stimulation problems. This stimulation software is tightly integrated with reservoir simulators, thus allowing for stimulation treatment and production optimization. The Company’s specialized engineering team consults and works with operators around the world to help optimize well placement, fracture treatment design and production stimulation. The broad range of expertise of the Company’s consultants includes: fracture treatment design; completion engineering support; on-site treatment supervision, engineering and quality control; post-treatment evaluation and optimization; reservoir and fracture engineering studies; rock mechanics and software application and training.

Demand for most of the Company’s products and services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and natural gas wells that are hydraulically fractured to stimulate production.

The Company also provides a broad range of technologies for spill prevention and containment and geotechnical monitoring through its wholly owned subsidiaries Falcon Technologies and Services, Inc. (“Falcon Technologies”) and Applied Geomechanics, Inc. (“AGI”). AGI provides monitoring systems and services for bridges, buildings, tunnels, dams, slopes, embankments, volcanoes, landslides, mines and construction projects around the world. It serves a wide spectrum of customers in markets ranging from auto racing teams to surveyors, experimental physicists, radio astronomers and naval architects.

On October 2, 2009, Falcon Technologies purchased substantially all of the assets of BBL Falcon Industries, Ltd., a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition broadened the Company’s product and service offerings to its existing client base. Falcon Technologies uses proprietary technology to provide solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

Competition

One of the Company’s largest worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain Proppants is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and Venezuela. Mineracao Curimbaba (“Curimbaba”), based in Brazil, is also a large competitor and manufactures ceramic proppants that it markets in competition with some of the Company’s products.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. Although the Company has limited information about Borovichi and FORES, the Company believes that Borovichi primarily manufactures intermediate strength ceramic proppants and markets its products principally within Russia, and that FORES manufactures intermediate strength and lightweight ceramic proppant lines. The Company further believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. FORES also exports a small percentage of its proppant for sales in North America. The Company is also aware of an increasing number of manufacturers in China. Most of these companies produce intermediate strength ceramic proppants that are marketed primarily in China.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain and Curimbaba. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® products compete primarily with ceramic proppant produced by Saint-Gobain and Curimbaba and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Hexion Specialty Chemicals, Inc. and Santrol, a subsidiary of Fairmount Minerals.

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

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. The Company is actively involved in the development of alternative products for use as proppant in the hydraulic fracturing process and is aware of others engaged in similar development activities. The Company believes that while there are potential specialty applications for these products, they will not significantly impact the use of ceramic proppants. The Company believes that the “know-how” and trade secrets necessary to efficiently manufacture a product of consistently high quality are difficult barriers to entry to overcome.

Customers and Marketing

The Company’s largest customers are, in alphabetical order, BJ Services Company, Halliburton Energy Services, Inc. and Schlumberger Limited, three of the largest participants in the worldwide petroleum pressure pumping industry. These companies collectively accounted for approximately 73% and 72% of the Company’s 2009 and 2008 revenues, respectively. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company has a broad technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture simulation and consultation services.

Although the Company’s products have historically been used in deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its new product introductions and education-based technical marketing efforts have allowed it to capture a greater portion of the market for sand-based proppant in recent years and will continue to do so in the future.

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

The Company’s international marketing efforts are conducted primarily through its sales offices in Dubai, United Arab Emirates; Aberdeen, Scotland; Beijing, China; and Moscow, Russia, and through commissioned sales agents located in South America and China. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 24%, 29% and 36% of the Company’s sales for 2009, 2008 and 2007, respectively. The decrease in the proportion of international sales is primarily attributable to increased imports of products to the U.S. as well as expanded production capacities in the U.S. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2009	2008	2007
	($ in millions)

Location
United States	$258.5	$273.8	$191.6
International	83.4	114.0	108.4

Total	$341.9	$387.8	$300.0

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant.

In early 2006, the Company completed construction of a manufacturing facility in Toomsboro, Georgia. A second production line at this facility was completed in the fourth quarter of 2007 and commenced operations in January 2008. The plant is designed to accommodate future expansion to a capacity of up to one billion pounds per year through the construction of two additional production lines. The addition of subsequent lines will be dependent on the expected future demand for the Company’s products. The Company is currently working on the construction of a third production line, with a production capacity of 250 million pounds per year, in Toomsboro and anticipates that it will be completed near the end of 2010.

In the fourth quarter of 2007, the Company announced its plan to idle ceramic proppant production at its New Iberia facility originally constructed in 1978. The Company’s decision to idle production at this facility was based on the rising cost of imported raw material and the small scale of the New Iberia facility. During the fourth quarter of 2008, the Company re-started ceramic proppant production at New Iberia due to increased demand for certain specialty products that could be produced at this location with minimal engineering modifications to the facility. In July 2009, the Company once again idled ceramic proppant manufacturing operations at its New Iberia facility. The facility continues to function as a distribution center and the Company has built a resin coating plant within the existing manufacturing infrastructure of the facility. The resin coating plant, which began production in 2010, is utilized to coat proppant manufactured at other locations.

The following table sets forth the current capacity of each of the Company’s existing manufacturing facilities:

Annual
Location	Capacity
(Millions of pounds)

New Iberia, Louisiana	50 *
Eufaula, Alabama	265
McIntyre, Georgia	275
Toomsboro, Georgia	500
Luoyang, China	100
Kopeysk, Russia	100

Total current capacity	1,290 *

*	Production activities at the New Iberia facility have been idled. Excluding capacity at the New Iberia facility, total annual capacity is approximately 1.24 billion pounds.

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill, intangibles, and other long-term assets as of December 31 in the United States and other countries are as follows:

	2009	2008	2007
	($ in millions)

Long-lived assets:
United States	$244.1	$198.5	$195.2
International (primarily China and Russia)	50.4	55.1	65.4

Total	$294.5	$253.6	$260.6

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities, as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases 874 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and has historically purchased its annual requirements at the seller’s current prices. In 2008, the Company signed multi-year agreements with both a domestic and international supplier for a portion of its annual bauxite requirement and the Company believes that these agreements will sufficiently provide for its bauxite needs in 2010. The Company is actively evaluating alternative suppliers for future bauxite requirements.

The Company’s Eufaula facility uses primarily locally mined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP®. The Company has entered into a bi-lateral contract that requires a supplier to sell to the Company, and the Company to purchase from the supplier, a majority of the Eufaula facility’s annual kaolin requirements through 2010.

The Company’s Toomsboro and McIntyre production facilities in Wilkinson County, Georgia, use locally mined uncalcined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP®. The Company has obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a fifteen year supply of kaolin for these facilities at current production rates. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport a majority of the McIntyre facility’s annual kaolin requirement.

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

The Company’s plants in Eufaula, Alabama and Toomsboro, Georgia, use a wet process, which starts with kaolin from local mines that is formed into slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln.

The Company’s rotary kilns are primarily heated by the use of natural gas.

Patent Protection and Intellectual Property

The Company makes ceramic proppant and ceramic media used in foundry and scouring processes (the later two items comprising a minimal volume of overall sales) by processes and techniques that involve a high degree of proprietary technology, some of which are protected by patents.

The Company owns six U.S. patents, three Russian patents, three Eurasian patents, one Saudi Arabian patent and one Singapore patent. One of the Company’s U.S. patents relates to a low-apparent specific gravity ceramic proppant, and will expire in 2022. Two of the Company’s U.S. patents and the Company’s Singapore and Saudi Arabian patents relate to TiO2 scouring media, a titanium-based media used in scouring processes, and will expire in 2023 through 2025. One of the Company’s U.S. patents and one of the Eurasian patents relate to the spray drying of proppant and will expire in 2025. One of the Company’s U.S. patents, two of the Eurasian patents and the three Russian patents relate to lightweight and intermediate strength proppants and will expire in 2025 through 2027. The three Russian patents relate to proppant that is produced in the Company’s Russian manufacturing facility.

The Company owns ten U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions). Eight of the U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) cover ceramic proppant and processes for making ceramic proppant. Two of the U.S. patent applications (along with a number of counterpart applications pending in foreign jurisdictions) relate to detection of subterranean fractures. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have been important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry, although important patents expired in 2006 and 2009. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of its patent rights. In addition to patent rights, and perhaps more notably, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. None of this “know-how” and technology is licensed from third parties.

Falcon Technologies, through its acquisition of substantially all of the assets of BBL Falcon Industries, Ltd. in 2009, owns one U.S. patent, which expires in 2027 and relates to construction of secondary containment areas, and two U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that relate to construction of tank bases and load bearing products.

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

In response to the NOVs, and its desire to expand its production capacities at both facilities, the Company also submitted Prevention of Significant Deterioration (“PSD”) permit applications for both facilities in June 2008. Permits for both facilities were obtained in December 2009.

Employees

At December 31, 2009, the Company had 741 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	the development of alternative stimulation techniques, such as extraction of oil or gas without fracturing;

•	increased governmental regulation of hydraulic fracturing;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	an increase in raw materials costs;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”). For further information, see “Item 1A. Risk Factors.”

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) are made available free of charge on the Company’s internet website at http://www.carboceramics.com as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas and oil prices experienced a decline in the second half of 2008 and during portions of 2009. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.

Our business and financial performance could suffer if new processes are developed to replace hydraulic fracturing or as a result of increased regulation of hydraulic fracturing.

Substantially all of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. The development of new processes for the completion of natural gas and oil wells leading to a reduction in, or discontinuation of the use of, hydraulic fracturing could cause a decline in demand for our products. Additionally, increased regulation of hydraulic fracturing could negatively affect our business by increasing the costs of compliance, which could cause operators to abandon the process altogether due to commercial impracticability. Either of these events could have a material adverse effect on our results of operations and financial condition.

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

During 2009, our largest customers included three of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, these three customers accounted collectively for approximately 73% of our 2009 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We rely on certain patents.

The Company owns six United States patents, three Russian patents, three Eurasian patents, one Saudi Arabian patent and one Singapore patent relating to ceramic proppant. These patents generally cover the manufacture and use of some of our products. The U.S. patents expire at various times in the years 2010 through 2027. We believe that patents have historically been important in enabling us to compete in the market to supply proppant to the natural gas and oil industry. There can be no assurance that our patents will not be challenged or circumvented by competitors in the future or will provide us with any competitive advantage, or that other companies will not be able to market functionally similar products without violating our patent rights. In addition, if our patents are challenged, there can be no assurance that they will be upheld.

We provide environmental warranties on certain of our containment and spill prevention products.

Falcon Technologies’ tank liners, secondary containments and related products and services are designed to contain or avoid spills of hydrocarbons and other materials. If a release of these materials occurs, it could be harmful to the environment. Although we attempt to negotiate appropriate limitations of liability in the applicable terms of sale, some customers have required expanded warranties, indemnifications or other terms that could hold Falcon Technologies responsible in the event of a spill or release under particular circumstances. If Falcon Technologies is held responsible for a spill or release of materials from one of its customer’s facilities, it could have a material adverse effect on our results of operations and financial condition.

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

We compete with other principal suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The proppant market is highly competitive and no one supplier is dominant. The recent expiration of key patents owned by the Company has resulted in additional competition in the market for ceramic proppant. This entry of additional competitors into the market to supply ceramic proppant could have a material adverse effect on our results of operations and financial condition.

Significant increases in fuel prices for any extended periods of time will increase our operating expenses.

The price and supply of natural gas are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Natural gas is a significant component of our direct manufacturing costs and price escalations will likely increase our operating expenses and can have a negative impact on income from operations and cash flows. We operate in a competitive marketplace and may not be able to pass through all of the increased costs that could result from an increase in the cost of natural gas.

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

International revenues accounted for approximately 24%, 29% and 36% of our total revenues in 2009, 2008 and 2007, respectively. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

The Company maintains its corporate headquarters (approximately 27,000 square feet of leased office space) in Houston. The Company owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. The Company owns the buildings and production equipment at its facility in Kopeysk, Russia, and substantially all of the land on which the facility is located. The Company leases space for sales offices in Aberdeen, Scotland and Moscow, Russia.

The New Iberia, Louisiana facility is located on 26.7 acres of land owned by the Company and consists of two ceramic proppant production units (idle), a resin coating unit, a laboratory, two office buildings and a warehouse, collectively totaling approximately 197,000 square feet. The Eufaula, Alabama facility is located on 14 acres of land owned by the Company and consists of one production unit, a laboratory and an office, collectively totaling approximately 113,700 square feet.

The facilities in McIntyre and Toomsboro, Georgia, include real property, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The original lease was executed in 1997 and was last amended in 2008. The term of the current lease, which covers both locations, commenced on November 1, 2008, and terminates on November 1, 2013, subject to the Company’s ability to renew the lease through November 2021. Under the terms of the lease, the Company is responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. As an inducement to locate the facility in Wilkinson County, Georgia, the Company received certain ad-valorem property tax incentives. At the termination of the lease, title to all of the real property, plant and equipment is to be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

The facility in McIntyre, Georgia is located on approximately 36 acres of land and consists of various production and support buildings, a laboratory building, a warehouse building and an administrative building, collectively totaling approximately 196,100 square feet. The facility in Toomsboro, Georgia is located on approximately 13 acres of an approximately 1,100-acre tract of property leased by the Company. The facility consists of various production and support buildings, two laboratory buildings, and an administrative building, collectively totaling approximately 113,900 square feet.

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

Applied Geomechanics, Inc. leases office space in San Francisco, California (approximately 7,000 square feet).

The Company owns approximately 2,630 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia and approximately 80 acres of leasehold interests in Barbour County, Alabama, near its plant in Eufaula, Alabama. The land contains raw material for use in the production of the Company’s lightweight ceramic proppants. The Company has contracted with a third party to mine and haul the reserves and bear the responsibility for subsequent reclamation of the mined areas.

Falcon Technologies owns its service facility located in Decatur, Texas, which is located on approximately 25 acres of land. The facility includes production and administrative buildings totaling approximately 12,000 square feet. Falcon Technologies also leases a service facility in Midland, Texas consisting of 18 acres of land and approximately 2,000 square feet of buildings.

Item 3.	Legal Proceedings

From time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Item 4A.	Executive Officers of the Registrant

Gary A. Kolstad (age 51) was elected on June 1, 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services — U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 38) joined the Company as a Vice President on January 1, 2009, and was appointed Chief Financial Officer effective January 20, 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Mark L. Edmunds (age 54) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions, including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

David G. Gallagher (age 51) was appointed as Vice President, Marketing and Sales on April 16, 2007. Mr. Gallagher previously held a variety of positions over a 26 year period with Schlumberger, Ltd., where from 2002 until 2007, he served as Director of Marketing for Venezuela, Trinidad and the Caribbean.

R. Sean Elliott (age 35) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 9, 2010 was approximately 15,212.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2009			2008
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared(1)	High	Low	Declared

March 31	$39.49	$27.43	$0.34	$40.10	$33.20	$0.14
June 30	40.09	28.54	—	58.90	41.24	0.14
September 30	52.02	32.50	0.36	61.83	47.90	0.17
December 31	70.77	48.94	—	50.47	31.50	0.17

(1)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2009 ($0.17), May 2009 ($0.17), August 2009 ($0.18) and November 2009 ($0.18).

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this plan during the fourth quarter of 2009. As of December 31, 2009, the Company has repurchased and retired 1,743,076 shares at an aggregate price of $64.7 million.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of	Shares that May
	Total Number	Average	Shares Purchased	Yet be Purchased
	of Shares	Price Paid	as Part of Publicly	Under the
Period	Purchased	Per Share	Announced Plan	Plan(1)

10/01/09 to 10/31/09	483 (2)	$52.14	—	256,924
11/01/09 to 11/30/09	—	$—	—	256,924
12/01/09 to 12/31/09	—	$—	—	256,924

Total	483 (2)		—	256,924

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock. Represents the maximum number of shares that are available to be repurchased under the previously announced authorization as of period end. As of February 25, 2010, a maximum of 256,924 shares are available to be repurchased under the previously announced authorization.

(2)	Includes 483 shares of restricted stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative shareholder return on the Company’s common stock versus the total cumulative return on the S&P 500 Stock Index and the S&P Small Cap 600, Oil & Gas Equipment & Services Sub-Industry Group. The comparison assumes $100 was invested as of December 31, 1999 and all dividends were reinvested.

COMPARISON OF 10 YEAR CUMULATIVE TOTAL RETURN*
Among CARBO Ceramics, Inc., The S&P 500 Index
And S&P SmallCap 600 — Oil & Gas Equipment & Services Index

*$100 invested on 12/31/99 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$341,872	$387,828	$299,996	$283,829	$230,711
Cost of sales	221,369	260,394	198,070	179,897	139,844

Gross profit	120,503	127,434	101,926	103,932	90,867
Selling, general and administrative expenses(1)	41,053	40,351	30,467	26,300	22,186

Operating profit	79,450	87,083	71,459	77,632	68,681
Other, net	344	1,266	3,120	2,944	1,536

Income before income taxes	79,794	88,349	74,579	80,576	70,217
Income taxes	26,984	27,944	24,938	28,331	24,754

Income from continuing operations	52,810	60,405	49,641	52,245	45,463
Discontinued operations(2):
Income from discontinued operations, net of taxes	—	5,784	4,229	2,008	1,157
Gain on disposal of discontinued operations, net of tax	—	44,127	—	—	—

Net income	$52,810	$110,316	$53,870	$54,253	$46,620

Earnings per basic share:
Income from continuing operations	$2.27	$2.47	$2.03	$2.14	$1.89
Income from discontinued operations	—	0.24	0.17	0.08	0.05
Gain on disposal of discontinued operations	—	1.81	—	—	—

Basic earnings per share	$2.27	$4.52	$2.20	$2.22	$1.94

Earnings per diluted share:
Income from continuing operations	$2.27	$2.46	$2.02	$2.14	$1.88
Income from discontinued operations	—	0.24	0.17	0.08	0.05
Gain on disposal of discontinued operations	—	1.81	—	—	—

Diluted earnings per share	$2.27	$4.51	$2.19	$2.22	$1.93

	December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$218,870	$293,310	$190,924	$132,466	$139,369
Current liabilities	32,458	83,848	33,264	33,164	35,846
Property, plant and equipment, net	270,722	244,902	253,261	214,773	167,199
Total assets	513,412	546,877	451,523	403,753	354,928
Total shareholders’ equity	457,316	442,534	389,439	342,859	293,366
Cash dividends per share	$0.70	$0.62	$0.52	$0.44	$0.36
Discontinued operations (included above)(2):
Assets held for sale	$—	$—	$66,191	$51,305	$43,170
Liabilities held for sale	—	—	4,024	1,082	463

(1)	Selling, general and administrative (SG&A) expenses for 2009, 2008, 2007, 2006 and 2005 include costs of start-up activities of none, $1,108, $1,215, $474, and $1,092, respectively. Start-up costs for 2008 relate to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility previously idled earlier during 2008. Start-up costs for 2007 are related primarily to the new production facility in Kopeysk, Russia. Start-up costs for 2006 and 2005 are related primarily to the new production facility in Toomsboro, Georgia. SG&A expenses in 2009, 2008, 2007, 2006 and 2005 also include losses of $156, $1,599, $268, none, and $95, respectively, associated with the write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer in 2008 and disposal of certain equipment and impairment of certain software in other years.

(2)	On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business, the Pinnacle name and related trademarks. Consequently, these operations are presented as discontinued operations and the related assets and liabilities are presented as held for sale. At December 31, 2007, assets and liabilities held for sale are presented as current assets and current liabilities, respectively. Assets and liabilities held for sale as of December 31, 2006 and 2005 are presented as previously reported in the Company’s financial statements for those periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale, which includes all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008. The Company has no continuing involvement in these operations. The operations associated with this sale have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of geotechnical monitoring applications.

On October 2, 2009, Falcon Technologies, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of BBL Falcon Industries, Ltd., a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon Technologies uses proprietary technology to provide solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

The Company’s products and services help oil and gas producers increase production and recovery rates from their wells, thereby lowering overall reservoir development costs. As a result, the Company’s business is dependent to a large extent on the level of drilling activity in the oil and gas industry worldwide. However, the Company has increased its revenues and income over a multiple-year period and across various industry business cycles by increasing its share of the worldwide market for all types of proppant. Although the Company’s ceramic proppants are more expensive than alternative non-ceramic proppants, the Company has been able to demonstrate the cost-effectiveness of its products to numerous operators of oil and gas wells through increased technical marketing activity. The Company believes its future prospects benefit from both an increase in drilling activity worldwide and the desire of industry participants to improve production results and lower their overall development costs.

The Company believes international operations will continue to represent an important role in its future growth. In 2002, the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russia and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russia and completed construction of this new facility during the first half of 2007. International revenues represented 24%, 29% and 36% of total revenues in 2009, 2008 and 2007, respectively.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. In regards to future expansion, the Company is currently constructing a third production line at its Toomsboro facility that is expected to be completed near the end of 2010 with an annual capacity of 250 million pounds. Although the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products.

Operating profit margin for the Company’s proppant business is principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. Although most direct production expenses have been relatively stable or predictable over time, the Company has experienced recent volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has been a significant component of total monthly domestic direct production expense over the last three years. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. During 2007, the Company’s long-standing supplier of high strength raw materials exited the business. These materials are used to manufacture high-strength products, CARBOPROP® and CARBOHSP®, at the McIntyre, Georgia facility. The delivered cost of bauxite, which represents approximately half of the cost of high strength products, has increased since the Company’s long-standing supplier exited the business. Management anticipates its current supplies of bauxite will be sufficient for 2010, but continues to pursue a long-term source of these materials to complement its strong position in lightweight raw material supplies. Despite the efforts to reduce exposure to changes in natural gas prices and the cost of high strength raw materials, it is possible that, given the significant portion of manufacturing costs represented by these items, gross margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue.

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

The Company expects that these activities will generate increased revenue; however selling, general and administrative expenses may continue to increase in 2010 from 2009 levels as the Company continues to expand its operations.

General Business Conditions

The Company’s proppant business is impacted by the number of natural gas wells drilled in North America, where the majority of wells are hydraulically fractured. In markets outside North America, sales of the Company’s products are less dependent on natural gas markets but are influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the higher initial costs to the future value derived from increased production and recovery rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 until the second half of 2008. During the second half of 2008, oil and natural gas prices as well as active drilling rigs in North America declined significantly in connection with declines in many of the world’s economies. Although the North American drilling rig count improved during the second half of 2009, it is not apparent as to whether this is the beginning of a recovery or a short-term correction. Although difficult to predict, the Company does not expect a long-term impact for the Company’s products and services.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to three major customers, all of which are in the petroleum pressure pumping industry. As of December 31, 2009, approximately 62% of the balance in trade accounts receivable was attributable to those three customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2009, the allowance for doubtful accounts totaled $2.2 million.

The Company values inventory using the weighted average cost method. Assessing the ultimate realization of inventories requires judgments about future demand and market conditions. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records an adjustment to reduce the carrying value to market value, as necessary. Future changes in demand and market conditions could cause the Company to be exposed to additional obsolescence or slow moving inventory. If actual market conditions are less favorable than those projected by management, additional lower of cost or market adjustments may be required.

Income taxes are provided for in accordance with ASC Topic 740, “Income Taxes” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 109). This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

Long-lived assets, which include net property, plant and equipment, goodwill, intangibles and other long-term assets, comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying values of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Results of Operations

Net Income

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Net Income	$52,810	(52)%	$110,316	105%	$53,870

For the year ended December 31, 2009, the Company reported net income of $52.8 million, a decrease of 52% compared to the previous year. Net income in 2008 reflected $5.8 million in income from discontinued operations and $44.1 million in gain from the disposal of discontinued operations. Discontinued operations relate to the sale of the Company’s fracture and reservoir diagnostics business in 2008.

In 2009, income from continuing operations decreased to $52.8 million from $60.4 million in 2008, or 13%. During 2009, the Company experienced a 12% decrease in revenues primarily resulting from lower sales volumes. The decrease in revenue was partially offset by an increase in gross profit margin as a percentage of sales compared to the previous year. Selling, general and administrative expenses increased primarily due to the addition of Falcon Technologies and the relocation of certain administrative offices. Other operating expenses decreased in 2009 primarily resulting from an impairment charge in 2008 and costs relating to the 2008 start-up of certain manufacturing facilities. Other income in 2009 decreased mainly from foreign currency exchange rate fluctuations and income tax expense in 2009 decreased due to lower taxable income partially offset by a higher effective tax rate.

For the year ended December 31, 2008, the Company reported net income of $110.3 million, an increase of 105% compared to the previous year. Net income in 2008 benefitted from a $44.1 million gain from the disposal of discontinued operations. Income from discontinued operations was $5.8 million in 2008 and $4.2 million in 2007.

In 2008, income from continuing operations increased to $60.4 million from $49.6 million in 2007, or 22%. The Company experienced a 29% increase in revenues in 2008, which represented the sixth consecutive year the Company achieved a new revenue record. The increase in revenues was partially offset by a decline in gross profit margin as a percentage of sales compared to the previous year. Selling, general and administrative expenses increased to support revenue growth, and other operating expenses in 2008 include an impairment charge relating to the write-off of a prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer. Other income in 2008 decreased mainly from foreign currency exchange rate fluctuations and income tax expense in 2008 increased due primarily to higher taxable income.

Individual components of financial results are discussed below.

Revenues

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Consolidated revenues	$341,872	(12)%	$387,828	29%	$299,996

Revenues of $341.9 million for the year ended December 31, 2009 decreased 12% compared to $387.8 million in 2008. Revenues decreased primarily due to a 10% decrease in sales volume and a 2% decrease in average proppant selling price. The Company’s worldwide proppant sales volume totaled 1.043 billion pounds for the year ended December 31, 2009 compared to 1.162 billion pounds for the same period in 2008. Despite a 42% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 8%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for the Company’s lightweight products, such as CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 20% primarily attributed to decreases in Russia and North Africa partially offset by an increase in Mexico. The average selling price per pound of ceramic proppant was $0.315 per pound in 2009 compared to $0.322 per pound in 2008. The lower average selling price was primarily attributed to a change in the mix of products sold toward lower priced lightweight products.

Revenues of $387.8 million for the year ended December 31, 2008 exceeded revenues of $300.0 million in 2007 by 29%. Revenues increased primarily due to a 28% increase in proppant sales volume. The Company’s worldwide proppant sales volume increased for the sixth consecutive year to 1.162 billion pounds and exceeded the 2007 sales record of 908 million pounds by 28%. North American sales volume increased 33% over 2007, driven by the continued strength in the U.S. market and the introduction of CARBOHYDROPROP® in early 2008. Increases in sales volume in Canada of 14% were partially offset by a decrease in Mexico. Overseas sales volume increased 5% led by a 61% increase in Russia, which is due to the start-up of a manufacturing plant in that market during the second quarter of 2007. This increase was offset by the impact of other overseas sales which declined 13% in 2008 compared to 2007. The average selling price per pound of ceramic proppant was $0.322 per pound in 2008 compared to $0.321 per pound in 2007.

Gross Profit

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Consolidated gross profit	$120,503	(5)%	$127,434	25%	$101,926
Consolidated gross profit%	35%		33%		34%

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

Gross profit for the year ended December 31, 2009 was $120.5 million, or 35% of revenues, compared to $127.4 million, or 33% of revenues, for 2008. The decrease in gross profit was the result of decreased revenues driven primarily by lower sales volumes. Despite the revenue and gross profit decline, gross profit as a percentage of revenues increased primarily as a result of a change in the mix of products sold, lower freight costs and lower natural gas costs in the Company’s U.S. manufacturing facilities.

Gross profit for the year ended December 31, 2008 was $127.4 million, or 33% of revenues, compared to $101.9 million, or 34% of revenues, for 2007. The increase in gross profit was the result of increased revenues driven primarily by higher sales volumes. Despite the revenue and gross profit growth, gross profit as a percentage of revenues declined primarily as a result of lower-margin sales in Russia, sales of lower-margin CARBOHYDROPROP® during the period of initial introduction into the marketplace, higher manufacturing costs in the Company’s U.S. plants primarily resulting from increases in the cost of natural gas and raw materials, and increased freight to transport products to customer locations.

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Consolidated SG&A and other	$41,053	2%	$40,351	32%	$30,467
As a% of revenues	12%		10%		10%

Operating expenses consisted of $40.9 million of SG&A expenses and $0.1 million of other operating expenses for the year ended December 31, 2009 compared to $37.6 million and $2.7 million, respectively, for 2008. As a percentage of revenues, SG&A and other operating expenses increased to 12% compared to 10% for the same period in 2008. The increases in SG&A expenses primarily resulted from the inclusion of Falcon Technologies SG&A in 2009, costs associated with the relocation of certain administrative offices and Falcon Technologies acquisition costs. Other operating expenses in 2008 consisted primarily of a $1.4 million write-off of a prepayment for the purchase of ceramic proppant from a third-party proppant manufacturer and $1.1 million relating to start-up costs for the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier in 2008.

Operating expenses consisted of $37.6 million of SG&A expenses and $2.7 million of other operating expenses for the year ended December 31, 2008, compared to $29.0 million and $1.5 million, respectively, for 2007. As a percentage of revenues, SG&A and other operating expenses remained unchanged at 10% in 2008 and 2007. SG&A expenses increased primarily because of global marketing activity and administrative expenses supporting revenue growth. Other operating expenses of $2.7 million for the year ended December 31, 2008 consisted primarily of a $1.4 million write-off of a prepayment for the purchase of ceramic proppant from a third-party proppant manufacturer and $1.1 million relating to start-up costs for the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier in 2008. Other operating expenses of $1.5 million for the year ended December 31, 2007 consisted of $1.2 million relating to start-up costs associated with the Company’s new manufacturing facility in Russia and a $0.3 million loss related to equipment disposals.

Other Income (Expense)

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Consolidated Other Income	$344	(73)%	$1,266	(59)%	$3,120

Other income for the year ended December 31, 2009 declined $0.9 million compared to the same period in 2008. This decline is mainly attributed to a $0.8 million decrease in foreign currency exchange gains resulting from exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated. The Company recognizes gains and losses resulting from fluctuations in these currencies as a result of the capital structure of its investment in that country. By the end of 2008, the Company had restructured its investment in Russia thereby limiting income statement exposure to future changes in currency exchange rates.

Other income for the year ended December 31, 2008 declined $1.8 million compared to 2007 primarily due to a $2.6 million decrease in foreign currency exchange gains resulting from the reduction during 2008 in intercompany liabilities that were subject to exchange rate fluctuations. This reduction in foreign currency gains was partially offset by a $0.5 million increase in gains resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Income Tax Expense

		Percent		Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Income Tax Expense	$26,984	(3)%	$27,944	12%	$24,938
Effective Income Tax Rate	33.8%		31.6%		33.4%

Consolidated income tax expense was $27.0 million, or 33.8% of pretax income, for the year ended December 31, 2009 compared to $27.9 million, or 31.6% of pretax income for 2008. The $0.9 million decrease is due to lower pretax income partially offset by an increase in the effective tax rate primarily due to benefits relating to mining depletion deductions that the Company recorded during the third quarter of 2008.

Consolidated income tax expense was $27.9 million, or 31.6% of pretax income, for the year ended December 31, 2008 compared to $24.9 million, or 33.4% of pretax income for 2007. The decrease in the effective tax rate is primarily due to the additional tax benefits associated with the depletion of kaolin minerals owned by the Company discussed above. In addition, the effective tax rate declined in part due to the final preparation and filing of the Company’s prior year tax returns.

Discontinued Operations

		Percent			Percent
	2009	Change	2008	Change	2007
	($ in thousands)

Income from Discontinued Operations, net of taxes	—	—	$5,784	37%	$4,229
Gain on Disposal of Discontinued Operations, net of taxes	—	—	$44,127	—	—

On August 28, 2008, the Company entered into a definitive agreement to sell its fracture and reservoir diagnostics business, including the Pinnacle name and related trademarks. The resulting gain on sale and operations of this business are presented as discontinued operations. The sale was completed on October 10, 2008 for $142.3 million in cash, net of working capital adjustments. The Company recorded a gain of $44.1 million, which is net of income taxes of $24.4 million. The Company did not record any income from discontinued operations in 2009.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $69.6 million compared to cash and cash equivalents of $154.8 million at December 31, 2008. During 2009, the Company generated $22.1 million of cash from operating activities of continuing operations, which is net of $70.5 million used for income tax payments associated with the sale of discontinued operations on October 10, 2008, third and fourth quarter 2008 estimated tax payments that were deferred to 2009 as a result of hurricane Gustav tax relief, and 2009 taxable income. The Company also generated $0.9 million from employee exercises of stock options and retained $0.2 million cash from excess tax benefits relating to stock based compensation to employees. Uses of cash included $46.1 million of capital spending, $23.0 million for the acquisition of the assets of BBL Falcon Industries, Ltd., $16.3 million of cash dividends, $22.7 million for the repurchase of the Company’s common stock and $0.3 million from the effect of exchange rate changes on cash. Major capital spending in 2009 included engineering and procurement on a third production line at the Toomsboro facility, equipment relating to the resin-coating process at the New Iberia facility, and replacement of various equipment associated with the McIntyre facility.

The Company believes its operating results for 2010 will continue to be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities. Although the North American drilling rig count improved during the third and fourth quarters of 2009, it is not apparent whether this is the beginning of a recovery or a short-term correction. The Company believes the steep natural gas decline curves in North America will eventually help in bringing supply and demand more into balance; however, the timing of a sustainable recovery in the oil and gas industry is difficult to pinpoint.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 19, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share to shareholders of the Company’s common stock on February 1, 2010. The dividend is payable on February 16, 2010. The Company estimates its total capital expenditures in 2010 will be between $70.0 million and $78.0 million, which include costs associated with completion of the previously announced construction of the

Company’s third production line at its Toomsboro, Georgia facility. The Company currently anticipates that the project will be completed near the end of 2010.

The Company has historically maintained an unsecured line of credit of $10.0 million. That line of credit expired as of December 31, 2009; however, in January 2010 the Company secured another $10.0 million line of credit with Wells Fargo Bank, N.A. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2009.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2009:

	Payments Due in Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	($ in thousands)

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	23,745	5,700	9,248	4,949	3,848
Purchase obligations:
— Natural gas contracts	43,010	24,793	18,217	—	—
— Raw materials contracts	26,744	1,505	4,963	6,942	13,334
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$93,499	$31,998	$32,428	$11,891	$17,182

See Note 6 and Note 15 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2009, the last such contract was due to expire in December 2012.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 15 to the Notes to the Consolidated Financial Statements. Four of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 100% of the respective plants’ requirements for the specified raw materials. One outstanding contract requires the Company to purchase a minimum annual quantity of material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $77.6 million, and the Company has recorded a cumulative foreign currency translation loss of $5.2 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2009.

The Company has a $10.0 million line of credit with a commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. There were no borrowings outstanding under the previous agreement at December 31, 2009. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

As of December 31, 2009, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K. The other information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors,” “Board of Directors, Committees of the Board of Directors and Meeting Attendance,” “Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Compliance” and “Report of the Audit Committee.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Compensation of Executive Officers,” “Director Compensation” and “Potential Termination and Change in Control Payments.”

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

The information required by this Item is incorporated by reference to the portion of the Company’s Proxy Statement entitled “Election of Directors.”

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

Dated: February 26, 2010

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

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 26, 2010

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Ernesto Bautista III Ernesto Bautista III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

Signature	Title	Date

/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	February 26, 2010

/s/ James B. Jennings James B. Jennings	Director	February 26, 2010

/s/ H.E. Lentz, Jr. H.E. Lentz, Jr.	Director	February 26, 2010

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 26, 2010

/s/ Robert S. Rubin Robert S. Rubin	Director	February 26, 2010

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2009, and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New Orleans, Louisiana
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2008 the Company changed its method of accounting for inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New Orleans, Louisiana
February 26, 2010

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	($ in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$69,557	$154,817
Trade accounts and other receivables, net	59,567	65,724
Inventories:
Finished goods, net	48,414	34,886
Raw materials and supplies	31,735	29,958

Total inventories	80,149	64,844
Prepaid expenses and other current assets	2,799	2,243
Deferred income taxes	6,798	5,682

Total current assets	218,870	293,310
Property, plant and equipment:
Land and land improvements	11,326	10,208
Land-use and mineral rights	8,043	6,257
Buildings	44,170	42,416
Machinery and equipment	295,188	281,894
Construction in progress	56,598	24,881

Total	415,325	365,656
Less accumulated depreciation	144,603	120,754

Net property, plant and equipment	270,722	244,902
Goodwill	13,716	4,859
Intangible and other assets, net	10,104	3,806

Total assets	$513,412	$546,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,732	$15,615
Accrued payroll and benefits	7,513	9,373
Accrued freight	4,988	3,668
Accrued utilities	2,727	4,089
Accrued income taxes	3,609	47,929
Other accrued expenses	4,889	3,174

Total current liabilities	32,458	83,848
Deferred income taxes	23,638	20,495
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,077,183 and 23,637,678 shares issued and outstanding at December 31, 2009 and 2008, respectively	231	236
Additional paid-in capital	54,361	73,460
Retained earnings	407,933	371,602
Accumulated other comprehensive loss, net	(5,209)	(2,764)

Total shareholders’ equity	457,316	442,534

Total liabilities and shareholders’ equity	$513,412	$546,877

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	($ in thousands, except per share data)

Revenues	$341,872	$387,828	$299,996
Cost of sales	221,369	260,394	198,070

Gross profit	120,503	127,434	101,926
Selling, general and administrative expenses	40,897	37,644	28,984
Start-up costs	—	1,108	1,215
Loss on disposal or impairment of assets	156	1,599	268

Operating profit	79,450	87,083	71,459
Other income (expense):
Interest income, net	451	491	419
Foreign currency exchange (loss) gain, net	(192)	257	2,882
Other, net	85	518	(181)

	344	1,266	3,120

Income before income taxes	79,794	88,349	74,579
Income taxes	26,984	27,944	24,938

Income from continuing operations	52,810	60,405	49,641
Discontinued operations:
Income from discontinued operations, net of income taxes	—	5,784	4,229
Gain on disposal of discontinued operations, net of income taxes	—	44,127	—

Net income	$52,810	$110,316	$53,870

Basic earnings per share:
Income from continuing operations	$2.27	$2.47	$2.03
Income from discontinued operations, net of tax	—	0.24	0.17
Gain on disposal of discontinued operations, net of income taxes	—	1.81	—

Basic earnings per share	$2.27	$4.52	$2.20

Diluted earnings per share:
Income from continuing operations	$2.27	$2.46	$2.02
Income from discontinued operations, net of tax	—	0.24	0.17
Gain on disposal of discontinued operations, net of income taxes	—	1.81	—

Diluted earnings per share	$2.27	$4.51	$2.19

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	($ in thousands, except per share data)

Balances at January 1, 2007	$244	$104,784	$235,732	$2,099	$342,859
Net income	—	—	53,870	—	53,870
Foreign currency translation adjustment, net of tax of $1,954	—	—	—	1,530	1,530

Comprehensive income					55,400
Exercise of stock options	1	1,398	—	—	1,399
Tax benefit from stock based compensation	—	328	—	—	328
Stock based compensation	—	2,176	—	—	2,176
Cash dividends ($0.52 per share)	—	—	(12,723)	—	(12,723)

Balances at December 31, 2007	245	108,686	276,879	3,629	389,439
Net income	—	—	110,316	—	110,316
Foreign currency translation adjustment, net of tax benefit of ($3,442)	—	—	—	(6,393)	(6,393)

Comprehensive income					103,923
Exercise of stock options	1	2,556	—	—	2,557
Tax benefit from stock based compensation	—	1,186	—	—	1,186
Stock based compensation	—	3,172	—	—	3,172
Shares repurchased and retired	(10)	(42,140)	(90)	—	(42,240)
Shares surrendered by employees to pay taxes	—	—	(269)	—	(269)
Cash dividends ($0.62 per share)	—	—	(15,234)	—	(15,234)

Balances at December 31, 2008	236	73,460	371,602	(2,764)	442,534
Net income	—	—	52,810	—	52,810
Foreign currency translation adjustment, net of tax of $1,454	—	—	—	(2,445)	(2,445)

Comprehensive income					50,365
Exercise of stock options	1	895	—	—	896
Tax benefit from stock based compensation	—	261	—	—	261
Stock granted under restricted stock plan, net	1	(1)	—	—	—
Stock based compensation	—	2,302	—	—	2,302
Shares repurchased and retired	(7)	(22,556)	—	—	(22,563)
Shares surrendered by employees to pay taxes	—	—	(192)	—	(192)
Cash dividends ($0.70 per share)	—	—	(16,287)	—	(16,287)

Balances at December 31, 2009	$231	$54,361	$407,933	$(5,209)	$457,316

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	($ in thousands)

Operating activities
Net income	$52,810	$110,316	$53,870
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(5,784)	(4,229)
Depreciation and amortization	24,905	24,638	19,895
Gain on disposal of discontinued operations, net of income taxes	—	(44,127)	—
Provision for doubtful accounts	516	72	82
Deferred income taxes	573	(5,714)	(776)
Excess tax benefits from stock based compensation	(225)	(375)	(170)
Loss on disposal or impairment of assets	156	1,599	237
Foreign currency exchange loss (gain), net	192	(257)	(2,882)
Stock compensation expense	2,571	2,052	1,709
Changes in operating assets and liabilities:
Trade accounts and other receivables	8,119	(15,515)	2,773
Inventories	(14,639)	(13,162)	(12,143)
Prepaid expenses and other current assets	(606)	(596)	204
Long-term prepaid expenses	236	(1,464)	173
Accounts payable	(7,971)	234	1,325
Accrued expenses	(529)	1,905	871
Accrued income taxes	(44,058)	22,247	(369)

Net cash provided by operating activities of continuing operations	22,050	76,069	60,570
Investing activities
Capital expenditures, net	(46,127)	(23,343)	(53,944)
Acquisition of Applied Geomechanics, Inc., net of cash acquired	—	—	(2,545)
Acquisition of BBL Falcon Industries, Ltd.	(23,000)	—	—
Investment in cost-method investee	—	(1,000)	—
Net proceeds from sale of discontinued operations	—	142,278	—
Purchases of short-term investments	—	—	(4,000)
Proceeds from maturities of short-term investments	—	—	11,500

Net cash (used in) provided by investing activities of continuing operations	(69,127)	117,935	(48,989)
Financing activities
Proceeds from bank borrowings	—	6,500	12,000
Repayments on bank borrowings	—	(6,500)	(12,000)
Net proceeds from stock based compensation	896	2,557	1,398
Dividends paid	(16,287)	(15,234)	(12,723)
Purchase of common stock	(22,755)	(42,509)	—
Excess tax benefits from stock based compensation	225	375	170

Net cash used in financing activities of continuing operations	(37,921)	(54,811)	(11,155)
Effect of exchange rate changes on cash	(262)	(371)	243
Net cash provided by (used in) discontinued operations	—	3,699	(13,346)

Net (decrease) increase in cash and cash equivalents	(85,260)	142,521	(12,677)
Cash and cash equivalents at beginning of year	154,817	12,296	24,973

Cash and cash equivalents at end of year	$69,557	$154,817	$12,296

Supplemental cash flow information
Interest paid	$1	$44	$43

Income taxes paid	$70,463	$15,305	$28,675

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. The Company has six production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides consulting and software services to oil and gas companies worldwide, as well as a broad range of technologies for spill prevention, containment, and geotechnical monitoring.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries. The consolidated financial statements also include a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 and is reported under the cost method of accounting. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year classifications.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2009 and 2008 was $2,169 and $1,739, respectively. Other receivables were $2,061 and $2,206 as of December 31, 2009 and 2008, respectively, which related mainly to miscellaneous receivables in China and value added tax receivables in Russia for 2009 and miscellaneous receivables in China for 2008.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Inventories

Inventories are stated at the lower of cost (weighted average) or market. Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company’s products and costs to transfer finished goods to distribution centers.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

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

The Company holds approximately 2,630 acres of land and leasehold interests in Wilkinson County, Georgia, near its plants in McIntyre and Toomsboro, Georgia and 80 acres of land and leasehold interests in Barbour County, Alabama near its plant in Eufaula, Alabama. The Company estimates the land in Wilkinson County, Georgia and Barbour County, Alabama has an aggregate total of 12.2 million tons of kaolin reserves for use as raw material in production of its proppant products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of kaolin reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are generally determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2009, 2008 and 2007, the Company recognized losses of $156, $1,599 and $268, respectively, on disposal or impairment of various assets from continuing operations. Disposals in 2009 mainly related to equipment disposals in its China and Russia operations while 2008 disposals related to the write-off of a prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer. Disposals in 2007 mainly related to equipment disposals in its U.S. manufacturing facilities.

Capitalized Software

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

Revenue Recognition

Revenue from proppant sales is recognized when title passes to the customer, generally upon delivery. Revenue from consulting and geotechnical services is recognized at the time service is performed. Revenue from the sale of fracture simulation software is recognized when title passes to the customer at time of shipment. Revenue from the sale of spill prevention services is recognized at the time service is performed. Revenue from the sale of containment goods is recognized at the time goods are delivered.

Shipping and Handling Costs

Shipping and handling costs are classified as cost of sales. Shipping costs consist of transportation costs to deliver products to customers. Handling costs include labor and overhead to maintain finished goods inventory and operate distribution facilities.

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2008 related to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier during 2008. Start-up costs for 2007 are related primarily to the new proppant manufacturing facility in Kopeysk, Russia, which began proppant production in the first half of 2007. Start-up costs include organizational and administrative costs associated with the facilities as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2009, 2008 and 2007 were $2,902, $3,130 and $3,361, respectively.

Foreign Subsidiaries

Financial statements of the Company’s foreign subsidiaries are translated using current exchange rates for assets and liabilities; average exchange rates for the period for revenues, expenses, gains and losses; and historical exchange rates for equity accounts. Resulting translation adjustments are included in, and the only component of, accumulated other comprehensive loss as a separate component of shareholders’ equity.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”), a replacement of SFAS No. 162. The ASC, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The ASC eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC as of July 1, 2009. Adoption did

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

not have an impact on the Company’s consolidated financial statements other than changes in reference to various authoritative accounting pronouncements.

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

Effective April 1, 2009, the Company adopted ASC Topic 825, “Financial Instruments” (formerly FASB Staff Position (FSP) FAS 107-1 and APB 28-1). This standard extends certain disclosure requirements related to the fair value of financial statements to interim financial statements. The adoption of this standard only required additional disclosure in the Company’s interim financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” (formerly SFAS No. 141(R)). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The guidance in ASC Topic 805 is applied prospectively to business combinations completed on or after January 1, 2009, including the Company’s acquisition of substantially all of the assets of BBL Falcon Industries, Ltd. (see Note 3).

Effective January 1, 2009, the Company adopted ASC Topic 260, “Earnings Per Share” (formerly Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). This standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by ASC Topic 260 “Earnings Per Share.” All previously reported earnings per common share data were retrospectively adjusted to conform to the new computation method. The impact of adoption of this standard was not material to earnings per share for any period presented.

In April 2008, the FASB issued an amendment to the standard pertaining to intangible assets. This guidance discusses determination of the useful life of intangible assets and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for the Company beginning January 1, 2010. Early adoption is prohibited. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

2.	Sale of Assets (Discontinued Operations)

On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale, which included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008 for $142,278 in cash, net of working capital adjustments. The Company recorded a gain of $44,127, net of

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

goodwill of $18,340 allocated to the business sold and income taxes of $24,394. The group of assets sold meets the definition of a component of an entity as defined in ASC Topic 205, “Presentation of Financial Statements” (formerly SFAS No. 144). The Company has no continuing involvement in these operations. In accordance with ASC Topic 205, operations associated with these assets have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracProPT, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of tiltmeter technology for geotechnical applications. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.

Revenues and income before income taxes, excluding the gain on disposed assets, from discontinued operations are as follows:

	Years Ended December 31,
	2008	2007

Revenues	$44,087	$40,355

Income before income taxes	$9,330	$6,821

Cash flows from discontinued operations are as follows:

	Years Ended December 31,
	2008	2007

Operating activities:
Net income	$49,911	$4,229
Gain on disposal, net of income taxes	(44,127)	—
Depreciation, amortization and other	3,932	5,059
Changes in operating assets and liabilities, net	235	(10,121)

Net cash provided by (used in) operating activities	9,951	(833)
Investing activities: Capital expenditures and other, net	(6,664)	(12,590)
Financing activities: Excess tax benefits from stock based compensation	412	77

Net cash provided by (used in) discontinued operations	$3,699	$(13,346)

3.	Acquisition of Business

On April 12, 2007, the Company purchased 100 percent of the outstanding shares of Applied Geomechanics, Inc. (“AGI”), a supplier of tiltmeters. Results of operations for AGI, included in the consolidated financial statements since that date, are not material. AGI develops and markets precision measurement instruments for geotechnical and scientific applications. The Company’s acquisition and the resulting goodwill were attributable to the Company’s strategy to expand its ability to produce tiltmeters and related equipment and improve the Company’s revenue generating potential in the geotechnical (non-oilfield) monitoring business. The acquisition was accounted for using the purchase method of accounting provided for under ASC Topic 805, “Business Combinations” (formerly SFAS No. 141). The aggregate cost of the acquisition was $2,553 in cash and direct costs of the transaction. Goodwill of $1,373 arising in the transaction is not deductible for income tax purposes.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

On October 2, 2009 a wholly-owned subsidiary of the Company purchased substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon uses proprietary technology to provide solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials. The acquisition was accounted for using the purchase method of accounting under ASC Topic 805, “Business Combinations” (formerly SFAS No. 141(R)). The aggregate purchase price of the acquisition was $23,000 in cash and direct costs of the transaction. Acquisition costs incurred during 2009 of $608 are reported in Selling, General and Administrative Expenses. The operating results of the acquired company have been included in the consolidated financial statements from the date of acquisition. Goodwill of $8,857 arising in the transaction is deductible for income tax purposes.

Unaudited pro forma revenue, earnings and earnings per share were not materially different from reported results and as such are not presented herein.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,704
Property, plant and equipment	5,892
Intangible assets	6,453
Goodwill arising in the transaction	8,857

24,906
Current liabilities	(1,906)

Net assets acquired	$23,000

4.	Intangible and Other Assets

Following is a summary of intangible and other assets as of December 31:

		2009		2008
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Intangibles:
Patents and licenses, software and hardware designs	5 years	$2,836	$1,294	$2,463	$1,157
Developed technology	10 years	2,782	70	—	—
Customer relationships and non-compete	9 years	2,838	84	—	—
Trademark	Indefinite	833	—	—	—
Other assets		2,263	—	2,500	—

		$11,552	$1,448	$4,963	$1,157

Amortization expense for 2009, 2008 and 2007 was $560, $462 and $402, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2014 is $1,115, $1,045, $871, $785 and $773, respectively.

Other assets totaling $2,263 and $2,500 at December 31, 2009 and 2008, respectively, mainly consisted of a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 and is reported under the cost method of accounting and a prepayment for ore reserves and mineral rights to land in Saline County, Arkansas.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

5.	Bank Borrowings

Under the terms of an unsecured revolving credit agreement with a bank, dated December 31, 2000 and later amended, the Company could borrow up to $10,000. This agreement expired on December 31, 2009. The Company had the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate (as defined in the credit agreement). The terms of the credit agreement provided for certain affirmative and negative covenants and required the Company to maintain certain financial ratios. Commitment fees were payable quarterly at the annual rate of 0.375% of the unused line of credit. Commitment fees were $38, $37, and $35 in 2009, 2008, and 2007, respectively.

6.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2009 are as follows:

2010	$5,700
2011	5,223
2012	4,025
2013	2,890
2014	2,059
Thereafter	3,848

Total	$23,745

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $7,693 in 2009, $7,493 in 2008, and $6,205 in 2007.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008

Deferred tax assets:
Employee benefits	$1,265	$975
Inventories	2,949	2,769
Goodwill	3,295	3,777
Other	2,618	3,426

Total deferred tax assets	10,127	10,947

Deferred tax liabilities:
Depreciation	26,630	25,553
Foreign earnings	337	207

Total deferred tax liabilities	26,967	25,760

Net deferred tax liabilities	$16,840	$14,813

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

Foreign earnings in the table above are presented net of foreign tax credits of $2,942 and $2,402 as of December 31, 2009 and 2008, respectively, that are expected to be utilized upon repatriation of the foreign earnings.

Significant components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2009	2008	2007

Current:
Federal	$23,712	$30,626	$23,641
State	2,080	2,072	774
Foreign	619	960	1,299

Total current	26,411	33,658	25,714
Deferred	573	(5,714)	(776)

	$26,984	$27,944	$24,938

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

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory rate	$27,928	35.0%	$30,922	35.0%	$26,102	35.0%
State income taxes, net of federal tax benefit	1,351	1.7	1,100	1.2	405	0.5
Mining depletion	(898)	(1.1)	(1,865)	(2.1)	—	—
Section 199 Manufacturing Benefit, ETI Exclusion and other	(1,397)	(1.8)	(2,213)	(2.5)	(1,569)	(2.1)

	$26,984	33.8%	$27,944	31.6%	$24,938	33.4%

During 2008, the Company determined that depletion deductions should be claimed for the Company’s kaolin mining activities, which supply its lightweight ceramic proppant operations. Mining depletion recorded during 2008 relates to deductions available to the Company for mining activities conducted during 2008, amounts claimed on the 2007 tax return, as well as additional amounts claimed through the filing of an amended tax return for 2006. State income taxes, net of federal tax benefit, in 2007 are net of adjustments totaling $913 resulting from the preparation and filing of prior years’ tax returns and a reduction in deferred income tax liabilities associated with changes in certain state tax regulations.

The Company had a recorded reserve of approximately $312 associated with uncertain tax positions as of December 31, 2009 and there were no significant changes to the recorded reserve during the year ended December 31, 2009. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. In June 2007 the Company concluded an audit by the U.S. Internal Revenue Service for its 2003 tax year. The outcome did not have a material effect on the financial statements. The 2005 through 2008 tax

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

Income tax expense included in discontinued operations for the years ended December 31 is as follows:

	2008	2007

Income from discontinued operations	$3,546	$2,592
Gain on disposal of discontinued operations	24,394	—

Total	$27,940	$2,592

8.	Shareholders’ Equity

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

On January 19, 2010, the Board of Directors declared a cash dividend of $0.18 per share. The dividend is payable on February 16, 2010 to shareholders of record on February 1, 2010.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

9.	Stock Based Compensation

On May 19, 2009, the shareholders approved the CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan replaces the previous restricted stock and stock option plans, which had expired. Under the Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. Unvested shares granted to an individual vest upon retirement at or after the age of 62. As of December 31, 2009, 728,681 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.

The Company also has a Director Deferred Fee Plan (the “Plan”) that permits non-employee directors of the Company to elect once in December of each year to defer in the following calendar year the receipt of cash compensation for service as a director, which would otherwise be payable in that year, and to receive those fees in the form of the Company’s Common Stock on a specified later date that is on or after the director’s retirement from the Board of Directors. The number of shares reserved for an electing director is based on the fair market value of the Company’s Common Stock on the date immediately preceding the date those fees would have been paid absent the deferral. As of December 31, 2009, a total of 4,017 shares were reserved for future issuance in payment of $167 of deferred fees under the Plan by electing directors. The Plan was terminated as of January 19, 2010, and all fees deferred under the Plan will be paid out no later than 2011.

A summary of stock option activity and related information for the year ended December 31, 2009 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2009	53,675	$23.85
Granted	—	—
Exercised	(40,250)	$22.27
Forfeited	—	—

Outstanding at December 31, 2009	13,425	$28.59	$531

Exercisable at December 31, 2009	13,425	$28.59	$531

As of December 31, 2009, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

December 31, 2009 was 3.1 years. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $944, $3,622, and $1,401, respectively.

A summary of restricted stock activity and related information for the year ended December 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	103,850	$40.29
Granted	98,474	$38.91
Vested	(46,015)	$42.98
Forfeited	(16,918)	$36.57

Nonvested at December 31, 2009	139,391	$38.88

As of December 31, 2009, there was $3,230 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2008 and 2007 was $37.33 and $38.75, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1,978, $3,012 and $1,997, respectively.

During October 2008, in connection with the sale of Pinnacle assets, restricted stock vesting was accelerated for certain Pinnacle employees transferring employment to Halliburton. Vesting of 26,000 restricted shares accelerated on October 10, 2008, resulting in accelerated compensation cost of $588, which is included in the gain on sale of discontinued operations.

The Company also had an International Long-Term Incentive Plan that provides for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under the International Long-Term Incentive Plan. As of December 31, 2009, there were 14,215 units of phantom shares granted under the plan, of which 3,547 have vested and 325 have been forfeited, with a total value of $705, the vested portion of which is recorded as a liability within Other Accrued Expenses.

10.	Earnings Per Share

Effective January 1, 2009, the Company adopted ASC Topic 260, “Earnings Per Share” (formerly Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”). This standard provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company has determined that its outstanding non-vested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by ASC Topic 260 “Earnings Per Share.” All previously reported earnings per common share data were

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

retrospectively adjusted to conform to the new computation method. The impact of adoption of this standard was not material to earnings per share for any period presented.

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007

Numerator for basic and diluted earnings per share:
Income from continuing operations	$52,810	$60,405	$49,641
Effect of reallocating undistributed earnings of participating securities	(304)	(289)	(210)
Income from discontinued operations, net of tax	—	5,784	4,229
Gain on disposal of discontinued operations, net of tax	—	44,127	—

Net income available under the two-class method	$52,506	$110,027	$53,660

Denominator:
Denominator for basic earnings per share — weighted-average shares	23,097,105	24,373,007	24,367,479
Effect of dilutive securities:
Employee stock options (See Note 9)	8,723	39,995	80,203
Deferred stock awards (See Note 9)	5,864	4,585	3,125

Dilutive potential common shares	14,587	44,580	83,328

Denominator for diluted earnings per share — adjusted weighted-average shares	23,111,692	24,417,587	24,450,807

Basic earnings per share:
Income from continuing operations	$2.27	$2.47	$2.03
Income from discontinued operations, net of tax	—	0.24	0.17
Gain on disposal of discontinued operations, net of income taxes	—	1.81	—

Basic earnings per share	$2.27	$4.52	$2.20

Diluted earnings per share:
Income from continuing operations	$2.27	$2.46	$2.02
Income from discontinued operations, net of tax	—	0.24	0.17
Gain on disposal of discontinued operations, net of income taxes	—	1.81	—

Diluted earnings per share	$2.27	$4.51	$2.19

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

11.	Quarterly Operating Results — (Unaudited)

Quarterly results for the years ended December 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2009
Revenues	$90,642	$69,322	$91,783	$90,125
Gross profit	35,984	23,192	32,271	29,056
Income from continuing operations	16,428	9,387	14,402	12,593
Earnings per basic share:
Income from continuing operations	$0.70	$0.41	$0.62	$0.55
Earnings per diluted share:
Income from continuing operations	$0.70	$0.41	$0.62	$0.55
2008
Revenues	$90,375	$89,285	$102,587	$105,581
Gross profit	27,044	26,420	32,138	41,832
Income from continuing operations	12,855	11,749	15,312	20,489
Discontinued operations	1,376	1,781	3,108	43,646
Net income	14,231	13,530	18,420	64,135
Earnings per basic share:
Income from continuing operations	$0.52	$0.48	$0.62	$0.85
Discontinued operations	$0.06	$0.07	$0.13	$1.81
Earnings per diluted share:
Income from continuing operations	$0.52	$0.48	$0.62	$0.85
Discontinued operations	$0.06	$0.07	$0.13	$1.81

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding. Discontinued operations for the quarter ended December 31, 2008 include the affects of the gain on sale of discontinued operations. All quarterly earnings per share data was retrospectively adjusted to conform to the new computation method discussed in Note 1.

12.	Sales to Customers

The following schedule presents the percentages of total revenues related to the Company’s three major customers for the three-year period ended December 31, 2009:

	Major Customers
	A	B	C	Others	Total

2009	27.5%	34.3%	11.1%	27.1%	100%
2008	30.9%	25.3%	15.3%	28.5%	100%
2007	25.8%	21.5%	22.6%	30.1%	100%

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

13.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2009	2008	2007

Long-lived assets:
United States	$222,572	$192,305	$188,848
International (primarily China and Russia)	50,413	55,097	65,358

Total	$272,985	$247,402	$254,206

Revenues outside the United States accounted for 24%, 29% and 36% of the Company’s revenues for 2009, 2008 and 2007, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2009	2008	2007

Revenues:
United States	$258,453	$273,805	$191,632
Canada	22,062	42,233	36,133
Other international	61,357	71,790	72,231

Total	$341,872	$387,828	$299,996

14.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2009	2008	2007

Contributions:
Profit sharing	$1,031	$1,289	$1,385
Savings	732	1,020	879

	$1,763	$2,309	$2,264

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

15.	Commitments

In 2003, the Company entered into a new agreement with an existing supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement is seven years commencing January 1, 2004 and requires the Company to purchase from the supplier at least 70 percent of its annual kaolin requirements for its Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2009, 2008, and 2007, the Company purchased from the supplier $3,646, $3,891 and $3,092, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement is twenty years commencing on January 1, 2003, and requires the Company to

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. For the years ended December 31, 2009, 2008 and 2007, the Company purchased $182, $810 and $556, respectively, of kaolin under the agreement.

In October 2008, the Company entered into a ten-year agreement to purchase a minimum of 40,000 tons of uncalcined bauxite each year during the first three years of the agreement. Thereafter, the minimum required purchase increases to 70,000 tons annually. The bauxite is purchased at specified contract prices. For the years ended December 31, 2009 and 2008, the Company purchased $842 and $663, respectively, of bauxite under the agreement.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement was automatically renewed for an additional three years and requires the Company to purchase a minimum of 10,000 metric tons of material annually, or 100 percent of its annual requirements for bauxite if less than 10,000 metric tons. The ten-year agreement requires the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2009, 2008 and 2007, the Company purchased $2,527, $1,007 and $1,580, respectively, of material under these agreements.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. This 2008 agreement supersedes and replaces the prior lease agreement dated November 1, 2003. Pursuant to the 2008 agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentive. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $175,334 at December 31, 2009) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2009, the Company had natural gas contracts totaling $24,793, $14,669 and $3,548 for years ended 2010, 2011 and 2012, respectively.

16.	Employment Agreements

The Company has an employment agreement through December 31, 2010 with its President and Chief Executive Officer. The agreement, as amended on October 31, 2008, provides for an annual base salary and incentive bonus. If the President and Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the amended agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($ in thousands, except per share data)

17.	Foreign Currencies

As of December 31, 2009, the Company’s net investment that is subject to foreign currency fluctuations totaled $77,599 and the Company has recorded a cumulative foreign currency translation loss of $5,209, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

18.	Legal Proceedings and Regulatory Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

19.	Subsequent Events

On January 18, 2010, the Company awarded 55,635 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $3,828, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the three-year vesting period.

On January 18, 2010, the Company awarded 4,680 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $322.

On January 29, 2010, the Company entered into a new $10,000 line of credit facility with Wells Fargo Bank, N.A. This agreement replaces a previous credit facility that expired December 31, 2009.

The Company has evaluated subsequent events through February 26, 2010, the date the consolidated financial statements were issued, and has determined there were no other subsequent events to recognize or disclose in these consolidated financial statements.

CARBO CERAMICS INC.
Schedule II — Consolidated Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007

	Balance at	Charged to			Balance at
	Beginning of	Costs and		Discontinued	End of
Year Ended	Year	Expenses	Write-offs	Operations	Year
	($ in thousands)

Allowance for doubtful accounts:
December 31, 2009	$1,739	$516	$86	$—	$2,169
December 31, 2008	$1,636	$72	$175	$(206)	$1,739
December 31, 2007	$1,605	$82	$(7)	$58	$1,636

S-1

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19,1996)
3.2		Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form 8-K Current Report filed March 20, 2009)
4.1		Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
4.2		Rights Agreement dated as of February 13, 2002 (incorporated by reference to exhibit 1 of the registrant’s Form 8-A12B filed on February 25, 2002)
4.3		Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 of the registrant’s Form 8-A Registration Statement No. 001-15903 filed February 25, 2002)
10.1		Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
*10	.2	CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 10.9 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
*10	.3	Amendment No. 1 to the CARBO Ceramics Inc. 1996 Stock Option Plan for Key Employees (incorporated by reference to exhibit 4.5 of the registrant’s Form S-8 Registration Statement No. 333-88100 filed May 13, 2002)
*10	.4	Form of Stock Option Award Agreement (incorporated by reference to exhibit 10.10 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
10.5		Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
*10	.6	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.7	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.8	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.9	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)
*10	.10	Amendment No. 1 to CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2008)
*10	.11	Amendment No. 2 to CARBO Ceramics Inc. Director Deferred Fee Plan
*10	.12	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.13	Form of Officer Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report filed for the period ending June 30, 2009)
*10	.14	Amended and Restated Employment Agreement dated as of October 31, 2008 between CARBO Ceramics Inc. and Gary Kolstad (incorporated by reference to exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)
*10	.15	Corporate and Proppant Incentive Compensation Plan for Key Employees (effective January 1, 2009) (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 26, 2009)
10.16		Acquisition Agreement dated as of August 28, 2008 between Pinnacle Technologies, Inc., CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed on September 4, 2008)
10.17		Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)

10.18		Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed December 30, 2008)
10.19		Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed December 30, 2008)
*10	.20	CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.21	Form of Officer Restricted Stock Award Agreement for Omnibus Inventive Plan (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.22	Form of Non-Employee Director Restricted Stock Award Agreement for Omnibus Inventive Plan (incorporated by reference to exhibit 10.3 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.23	Form of Performance-Based Cash Award Agreement for Omnibus Inventive Plan (incorporated by reference to exhibit 10.4 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.24	Form of Relocation Policy (incorporated by reference to exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2009)
*10	.25	CARBO Ceramics Inc. Omnibus Incentive Plan Annual Incentive Arrangement (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 21, 2010)
10.26		Consultant Agreement dated as of February 27, 2009 between CARBO Ceramics Inc. and Paul Vitek
10.27		Office Lease dated as of January 20, 2009 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (Does not include the Exhibits to this document. These exhibits will be provided to the Securities and Exchange Commission upon request.)
10.28		Amendment Number #1 to Office Lease dated as of January 15, 2010 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (Does not include the Exhibits to this document. These exhibits will be provided to the Securities and Exchange Commission upon request.)
10.29		Credit Agreement, dated as of January 29, 2010, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K Current Report filed February 4, 2010).
14		Code of Ethics (incorporated by reference to exhibit 14 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
21		Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2		Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.