Form 10-Q
period 2010-03-31
CARBO CERAMICS INC
filed 2010-04-30
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(281) 921-6400
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 27, 2010, 23,124,871 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$79,975	$69,557
Trade accounts and other receivables, net	73,291	59,567
Inventories:
Finished goods, net	41,350	48,414
Raw materials and supplies	34,629	31,735

Total inventories	75,979	80,149
Prepaid expenses and other current assets	2,190	2,799
Deferred income taxes	6,924	6,798

Total current assets	238,359	218,870
Property, plant and equipment:
Land and land improvements	11,326	11,326
Land-use and mineral rights	8,063	8,043
Buildings	44,549	44,170
Machinery and equipment	297,145	295,188
Construction in progress	69,325	56,598

Total	430,408	415,325
Less accumulated depreciation	151,264	144,603

Net property, plant and equipment	279,144	270,722
Goodwill	13,523	13,716
Intangible and other assets, net	10,669	10,104

Total assets	$541,695	$513,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,635	$8,732
Accrued income taxes	9,572	3,609
Dividends payable	4,162	—
Other accrued expenses	20,233	20,117

Total current liabilities	47,602	32,458
Deferred income taxes	23,972	23,638
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,123,328 and 23,077,183 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	231	231
Additional paid-in capital	55,774	54,361
Retained earnings	418,037	407,933
Accumulated other comprehensive loss, net	(3,921)	(5,209)

Total shareholders’ equity	470,121	457,316

Total liabilities and shareholders’ equity	$541,695	$513,412

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues	$123,449	$90,642
Cost of sales	80,884	54,658

Gross profit	42,565	35,984
Selling, general and administrative expenses	13,638	11,499
Start-up costs	135	—

Operating profit	28,792	24,485

Other income (expense):
Interest income, net	33	204
Foreign currency exchange gain (loss), net	36	(41)
Other, net	(123)	175

	(54)	338

Income before income taxes	28,738	24,823
Income taxes	9,746	8,395

Net income	$18,992	$16,428

Earnings per share:
Basic	$0.82	$0.70

Diluted	$0.82	$0.70

Other information:
Dividends declared per common share	$0.36	$0.34

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Operating activities
Net income	$18,992	$16,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,734	6,191
Provision for doubtful accounts	—	587
Deferred income taxes	208	1,361
Excess tax benefits from stock-based compensation	(567)	(16)
Loss on disposal or impairment of assets	3	67
Foreign currency transaction (gain) loss, net	(36)	41
Stock compensation expense	925	713
Changes in operating assets and liabilities:
Trade accounts and other receivables	(13,629)	1,635
Inventories	4,495	(3,004)
Prepaid expenses and other current assets	618	(110)
Long-term prepaid expenses	(13)	—
Accounts payable	4,801	(10,918)
Accrued expenses	13	(2,437)
Accrued income taxes	6,530	(43,831)

Net cash provided by (used in) operating activities	29,074	(33,293)

Investing activities
Capital expenditures, net	(14,862)	(8,232)
Acquisition of BBL Falcon Industries, Ltd.	193	—

Net cash used in investing activities	(14,669)	(8,232)

Financing activities
Net proceeds from stock based compensation	—	157
Dividends paid	(4,163)	(4,033)
Purchase of common stock	(563)	(14,485)
Excess tax benefits from stock based compensation	567	16

Net cash used in financing activities	(4,159)	(18,345)

Effect of exchange rate changes on cash	172	(305)

Net increase (decrease) in cash and cash equivalents	10,418	(60,175)
Cash and cash equivalents at beginning of period	69,557	154,817

Cash and cash equivalents at end of period	$79,975	$94,642

Supplemental cash flow information
Interest paid	$—	$—

Income taxes paid	$3,008	$50,865

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2009.
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
2. Acquisition of Business
     On October 2, 2009 a wholly-owned subsidiary of the Company purchased substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon uses proprietary technology to provide solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials. The acquisition was accounted for using the purchase method of accounting under ASC Topic 805, “Business Combinations” (formerly SFAS No. 141(R)). The aggregate purchase price of the acquisition, including purchase price adjustments, was $22,807 in cash. The operating results of the acquired company have been included in the consolidated financial statements from the date of acquisition. Goodwill of $8,664 arising in the transaction is deductible for income tax purposes.
     Unaudited pro forma revenue, earnings and earnings per share were not materially different from reported results and as such are not presented herein.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,704
Property, plant and equipment	5,892
Intangible assets	6,453
Goodwill arising in the transaction	8,664

24,713
Current liabilities	(1,906)

Net assets acquired	$22,807

3. Earnings Per Share
     ASC Topic 260, “Earnings Per Share” (formerly Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested restricted stock awards are participating securities. Accordingly, earnings per common share are computed using the two-class method prescribed by ASC Topic 260 “Earnings Per Share.”
     The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended
	March 31,
	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$18,992	$16,428
Effect of reallocating undistributed earnings of participating securities	(121)	(94)

Net income available under the two-class method	$18,871	$16,334

Denominator:
Denominator for basic earnings per share — weighted-average shares	22,967,485	23,460,057
Effect of dilutive securities:
Employee stock options (See Note 7)	5,701	13,675
Deferred stock awards (See Note 7)	4,017	39,770

Dilutive potential common shares	9,718	53,445

Denominator for diluted earnings per share — adjusted weighted-average shares	22,977,203	23,513,502

Basic earnings per share	$0.82	$0.70

Diluted earnings per share	$0.82	$0.70

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this plan during the first quarter of 2010. As of March 31, 2010, the Company has repurchased and retired 1,743,076 shares at an aggregate price of $64,713.
5. Dividends Paid
     On January 19, 2010, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on February 1, 2010. The dividend was paid on February 16, 2010. On March 16, 2010, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on May 3, 2010. The dividend is payable on May 17, 2010 and is presented in Current Liabilities at March 31, 2010.

6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended
	March 31,
	2010	2009
Net income	$18,992	$16,428
Foreign currency translation adjustment	1,288	(4,692)

Comprehensive income	$20,280	$11,736

     The foreign currency translation adjustment for the three months ended March 31, 2010 and 2009 is net of deferred income tax benefit of none and $2,526, respectively.
7. Stock Based Compensation
     The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. Unvested shares granted to an individual vest upon retirement at or after the age of 62. As of March 31, 2010, 669,288 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also had a Director Deferred Fee Plan (the “Plan”), which terminated on January 19, 2010, that permitted non-employee directors of the Company to defer receipt of cash compensation for service as a director and to receive those fees in the form of the Company’s Common Stock on a specified later date that was on or after the director’s retirement from the Board of Directors. As of March 31, 2010, a total of 4,028 shares were reserved for future issuance in payment of $168 of deferred fees under the Plan by electing directors. These shares will be issued no later than 2011.
     A summary of stock option activity and related information for the three months ended March 31, 2010 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2010	13,425	$28.59
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	13,425	$28.59	$453

Exercisable at March 31, 2010	13,425	$28.59	$453

     As of March 31, 2010, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at March 31, 2010 was 2.9 years. There were no options exercised during the three months ended March 31, 2010.

     A summary of restricted stock activity and related information for the three months ended March 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	139,391	$38.88
Granted	55,460	$68.80
Vested	(45,235)	$35.40
Forfeited	(1,147)	$55.36

Nonvested at March 31, 2010	148,469	$50.99

     As of March 31, 2010, there was $5,848 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2010 was $1,601.
     The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan. As of March 31, 2010, there were 18,895 units of phantom shares granted under the plans, of which 5,372 have vested and 325 have been forfeited, with a total value of $823, the vested portion of which is recorded as a liability within Other Accrued Expenses.
8. Bank Borrowings
     The Company replaced its prior credit facility with a new unsecured revolving credit agreement with a bank. Under the terms of the agreement, dated January 29, 2010, the Company can borrow up to $10,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit.
9. Foreign Currencies
     As of March 31, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $79,329 and the Company has recorded a cumulative foreign currency translation loss of $3,921, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.
10. New Accounting Pronouncements
     Effective January 1, 2010, the Company adopted ASC Topic 350, “Intangibles-Goodwill and Others-General Intangibles Other than Goodwill”. The statement discusses determination of the useful life of intangible assets and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company generates revenue primarily through the sale of products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company also provides the world’s most popular fracture simulation software, as well as fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.
On October 2, 2009, Falcon Technologies and Services, Inc. (“Falcon Technologies”), a wholly-owned subsidiary of the Company, purchased substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention, containment and countermeasure systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon Technologies uses proprietary technology to provide solutions that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials. Furthermore, the acquired tangible and intangible assets will be subject, in 2010, to our policies regarding impairment of long-lived assets.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2009, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company added purchase accounting as a critical accounting policy in 2010 as a result of the Falcon acquisition. There have been no other changes in the Company’s evaluation of its critical accounting policies since December 31, 2009.
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
Results of Operations
Three Months Ended March 31, 2010
Revenues. Revenues of $123.4 million for the first quarter of 2010 increased 36% compared to $90.6 million for the same period in 2009. Revenues increased primarily due to a 46% increase in proppant sales volume and the addition of Falcon, partially offset by an 11% decrease in the average proppant selling price. Worldwide proppant sales volume totaled 370 million pounds in the first three months of 2010 compared to 253 million pounds for the same period in 2009. North American (defined as Canada and the U.S.) sales volume increased 47% due primarily to a 53% increase in U.S. sales volume driven by increases for both lightweight and heavyweight products. International (excluding Canada) sales volume increased 45% primarily due to increases in Russia, China, Asia and the North Sea. The average selling price per pound of ceramic proppant was $0.313 during the first quarter of 2010 compared to $0.350 for the same period in 2009. The lower average proppant selling price was primarily attributed to price reductions instituted in the second quarter of 2009.
Gross Profit. Gross profit for the first quarter of 2010 was $42.6 million, or 34% of revenues, compared to $36.0 million, or 40% of revenues, for the first quarter of 2009. Despite higher gross profit from increased sales volume, the gross profit margin decreased as a result of the lower average proppant selling price, a change in the mix of products sold towards heavyweight proppant and an increase in freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $13.6 million for the first quarter of 2010 compared to $11.5 million for the first quarter of 2009. As a percentage of revenues, SG&A expenses decreased to 11.0% in 2010 compared to 12.7% for the first quarter of 2009. The increase in SG&A expenses primarily resulted from the inclusion of Falcon SG&A expenses in the first quarter of 2010 and higher research and development spending. Start-up costs of $0.1 million in 2010 related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility.
Other Income (Expense). Other income for the first quarter of 2010 declined $0.4 million compared to the same period in 2009. This decline is mainly attributed to a $0.2 million decrease in interest income and a $0.3 million decrease in gains resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.
Income Tax Expense. Income tax expense was $9.7 million, or 33.9% of pretax income, for the first quarter of 2010 compared to $8.4 million, or 33.8% of pretax income, for the same period last year. The $1.3 million increase is primarily due to higher pre-tax income.
Liquidity and Capital Resources
At March 31, 2010, the Company had cash and cash equivalents of $80.0 million compared to cash and cash equivalents of $69.6 million at December 31, 2009. During the first quarter of 2010, the Company generated $29.1 million of cash from operating activities and $0.2 million from the effect of exchange rate changes on cash. Uses of cash included $14.7 million for investing activities, primarily capital spending, and $4.2 million for the payment of cash dividends.
The Company remains cautious with respect to the near-term outlook for natural gas, given the current supply-demand situation. While market conditions for natural gas during the second half of 2010 are difficult to predict, some industry experts expect activity in oil drilling to remain strong during that period. Based on these factors, the Company expects that for the next two quarters, ceramic proppant sales volume will closely match its production capacity. Although the North American drilling rig count has improved during the last three quarters, it is not apparent whether this is the beginning of a recovery or a short-term correction. The Company believes the steep natural gas decline curves in North America will eventually help in bringing supply and demand more into balance; however, the timing of a sustainable recovery in the oil and gas industry is difficult to pinpoint.
Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 16, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share, or $4.2 million in the aggregate, to shareholders of the Company’s common stock on May 3, 2010. The Company estimates its total capital expenditures for the remainder of 2010 will be between $75 million and $85 million. Capital expenditures in 2010 are expected to include costs associated with the previously announced construction of the Company’s third and fourth production lines at its Toomsboro, Georgia facility. The Company currently anticipates that the third production line will be completed near the end of 2010 and the fourth production line will be completed in the second half of 2011. The construction of the fourth production line is expected to increase the Company’s capacity by an additional 250 million pounds per year and will have a total cost of approximately $62 million for completion.
The Company has historically maintained an unsecured line of credit of $10.0 million. That line of credit expired as of December 31, 2009; however, in January 2010 the Company obtained another $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of March 31, 2010, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2010.
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
Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our Form 10-K for the fiscal year ended December 31, 2009 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $79.3 million and the Company has recorded a cumulative foreign currency translation loss of $3.9 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2010.
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
As of March 31, 2010, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of	Shares that May
	Total Number	Average	Shares Purchased	Yet be Purchased
	of Shares	Price Paid	as Part of Publicly	Under the
Period	Purchased	per Share	Announced Plan	Plan(1)

01/01/10 to 01/31/10	8,165 (2)	$68.97	—	256,924
02/01/10 to 02/28/10	—	$—	—	256,924
03/01/10 to 03/31/10	—	$—	—	256,924

Total	8,165		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock. Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of April 29, 2010, a maximum of 256,924 shares may be repurchased under the previously announced authorization.

(2)	Includes 8,165 shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION
Not applicable

ITEM 6.	EXHIBITS
The following exhibits are filed as part of the Quarterly Report on Form 10-Q:
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 19, 2010, by and between Gary A. Kolstad and CARBO Ceramics Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: April 30, 2010

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.1	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 19, 2010, by and between Gary A. Kolstad and CARBO Ceramics Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.