Form 10-Q
period 2010-06-30
CARBO CERAMICS INC
filed 2010-08-04
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 28, 2010, 23,108,463 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$72,646	$69,557
Short-term investment	4,989	—
Trade accounts and other receivables, net	67,288	59,567
Inventories:
Finished goods, net	39,242	48,414
Raw materials and supplies	38,144	31,735

Total inventories	77,386	80,149
Prepaid expenses and other current assets	3,940	2,799
Deferred income taxes	6,755	6,798

Total current assets	233,004	218,870
Property, plant and equipment:
Land and land improvements	14,043	11,326
Land-use and mineral rights	8,007	8,043
Buildings	45,092	44,170
Machinery and equipment	296,758	295,188
Construction in progress	85,159	56,598

Total	449,059	415,325
Less accumulated depreciation and amortization	156,786	144,603

Net property, plant and equipment	292,273	270,722
Goodwill	13,523	13,716
Intangible and other assets, net	10,588	10,104

Total assets	$549,388	$513,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,690	$8,732
Accrued income taxes	75	3,609
Other accrued expenses	20,618	20,117

Total current liabilities	39,383	32,458
Deferred income taxes	24,355	23,638
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,109,692 and 23,077,183 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	231	231
Additional paid-in capital	55,703	54,361
Retained earnings	436,688	407,933
Accumulated other comprehensive loss	(6,972)	(5,209)

Total shareholders’ equity	485,650	457,316

Total liabilities and shareholders’ equity	$549,388	$513,412

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$111,532	$69,322	$234,981	$159,964
Cost of sales	70,291	46,130	151,175	100,788

Gross profit	41,241	23,192	83,806	59,176
Selling, general and administrative expenses	12,058	8,855	25,696	20,354
Start-up costs	384	—	519	—

Operating profit	28,799	14,337	57,591	38,822
Other income (expense):
Interest income, net	41	116	74	320
Foreign currency exchange (loss) gain, net	(23)	(205)	13	(246)
Other, net	(93)	3	(216)	178

	(75)	(86)	(129)	252

Income before income taxes	28,724	14,251	57,462	39,074
Income taxes	9,990	4,864	19,736	13,259

Net income	$18,734	$9,387	$37,726	$25,815

Earnings per share:
Basic	$0.81	$0.41	$1.63	$1.11

Diluted	$0.81	$0.41	$1.63	$1.11

Other information:
Dividends declared per common share	$—	$—	$0.36	$0.34

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Operating activities
Net income	$37,726	$25,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,330	12,324
Provision for doubtful accounts	—	749
Deferred income taxes	761	1,629
Excess tax benefits from stock based compensation	(639)	(66)
Loss on disposal or impairment of assets	11	91
Foreign currency transaction (gain) loss, net	(13)	246
Stock compensation expense	1,896	1,395
Changes in operating assets and liabilities:
Trade accounts and other receivables	(7,755)	15,877
Inventories	2,426	(8,696)
Prepaid expenses and other current assets	(1,153)	(930)
Long-term prepaid expenses	(14)	—
Accounts payable	9,834	(10,067)
Accrued expenses	309	(2,661)
Accrued income taxes, net	(2,863)	(48,155)

Net cash provided by (used in) operating activities	53,856	(12,449)

Investing activities
Capital expenditures, net	(36,294)	(19,760)
Acquisition of BBL Falcon Industries, Ltd.	193	—
Purchase of short-term investment	(4,989)	—

Net cash used in investing activities	(41,090)	(19,760)

Financing activities
Net proceeds from stock based compensation	194	602
Dividends paid	(8,326)	(7,988)
Purchase of common stock	(1,858)	(22,673)
Excess tax benefits from stock based compensation	639	66

Net cash used in financing activities	(9,351)	(29,993)

Effect of exchange rate changes on cash	(326)	(140)

Net increase (decrease) in cash and cash equivalents	3,089	(62,342)
Cash and cash equivalents at beginning of period	69,557	154,817

Cash and cash equivalents at end of period	$72,646	$92,475

Supplemental cash flow information

Interest paid	$—	$—

Income taxes paid	$21,839	$59,784

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
     The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). The consolidated financial statements also include an interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 that is reported under the cost method of accounting. All significant intercompany transactions have been eliminated.
Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.
Short-term Investments
     Management determines the appropriate classifications of investments at the time of purchase and reevaluates such designation at the end of each fiscal quarter. Short-term investments held by the Company consist of debt-securities, which are classified as held-to-maturity securities and carried at amortized cost, which approximates fair market value.
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

3. Earnings Per Share
     ASC Topic 260, “Earnings Per Share” (formerly Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested restricted stock awards are participating securities. Accordingly, earnings per common share are computed using the two-class method.
     The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$18,734	$9,387	$37,726	$25,815
Effect of reallocating undistributed earnings of participating securities	(117)	(57)	(238)	(151)

Net income available to common shares	$18,617	$9,330	$37,488	$25,664

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,971,383	23,086,358	22,969,445	23,272,175
Effect of dilutive securities:
Employee stock options (See Note 7)	3,527	6,987	4,614	10,331
Deferred stock awards (See Note 7)	4,028	43,282	4,023	41,528

Dilutive potential common shares	7,555	50,269	8,637	51,859

Denominator for diluted earnings per share— adjusted weighted-average shares	22,978,938	23,136,627	22,978,082	23,324,034

Basic earnings per share	$0.81	$0.41	$1.63	$1.11

Diluted earnings per share	$0.81	$0.41	$1.63	$1.11

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended June 30, 2010, the Company repurchased and retired 19,500 shares at an aggregate price of $1,212. As of June 30, 2010, the Company had repurchased and retired a total of 1,762,576 shares at an aggregate price of $65,925.
5. Dividends Paid
     On March 16, 2010, the Board of Directors declared a cash dividend of $0.18 per common share payable to shareholders of record on May 3, 2010. The dividend was paid on May 17, 2010. On July 20, 2010, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on August 2, 2010. This dividend is payable on August 16, 2010.

6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$18,734	$9,387	$37,726	$25,815
Foreign currency translation adjustment	(3,051)	2,867	(1,763)	(1,825)

Comprehensive income	$15,683	$12,254	$35,963	$23,990

     The foreign currency translation adjustment for the three months ended June 30, 2010 and 2009 is net of deferred income tax expense of none and $1,543, respectively. For the six months ended June 30, 2010 and 2009, the foreign currency translation adjustment is net of deferred income tax benefit of none and $983, respectively.
7. Stock Based Compensation
     The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. Unvested shares granted to an individual vest upon retirement at or after the age of 62. As of June 30, 2010, 668,088 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also had a Director Deferred Fee Plan (the “Plan”), which terminated on January 19, 2010, that permitted non-employee directors of the Company to defer receipt of cash compensation for service as a director and to receive those fees in the form of the Company’s Common Stock on a specified later date that was on or after the director’s retirement from the Board of Directors. As of June 30, 2010, a total of 4,039 shares were reserved for future issuance in payment of $169 of deferred fees under the Plan by electing directors. These shares will be issued no later than 2011.
     A summary of stock option activity and related information for the six months ended June 30, 2010 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2010	13,425	$28.59
Granted	—	—
Exercised	(5,800)	$33.41
Forfeited	—	—

Outstanding at June 30, 2010	7,625	$24.92	$360

Exercisable at June 30, 2010	7,625	$24.92	$360

     As of June 30, 2010, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at June 30, 2010 was 2.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2010 was $175.
     A summary of restricted stock activity and related information for the six months ended June 30, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	139,391	$38.88
Granted	55,460	$68.80
Vested	(49,735)	$36.69
Forfeited	(1,147)	$55.36

Nonvested at June 30, 2010	143,969	$51.03

     As of June 30, 2010, there was $5,396 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the six months ended June 30, 2010 was $1,825.
     The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan. As of June 30, 2010, there were 18,895 units of phantom shares granted under the plans, of which 5,372 have vested and 325 have been forfeited, with a total value of $953, the vested portion of which is recorded as a liability within Other Accrued Expenses.
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
9. Foreign Currencies
     As of June 30, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $77,523 and the Company has recorded a cumulative foreign currency translation loss of $6,972, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.
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
     In February 2010, the FASB issued an amendment to the standard pertaining to subsequent events. The amendment addressed certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. Among other things, the amendment clarified that all entities other than SEC filers, as defined, must disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued and, as required by SEC rules, to provide disclosure regarding subsequent events if appropriate. The amendment was effective immediately. The adoption of this amendment had no impact on the Company’s consolidated financial statements other than with respect to subsequent events disclosures.
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
Results of Operations
Three Months Ended June 30, 2010
Revenues. Revenues of $111.5 million for the quarter ended June 30, 2010 increased 61% compared to $69.3 million in revenues for the same period in 2009. The increase is mainly attributed to a 45% increase in proppant sales volume, the addition of Falcon Technologies and Services, Inc. (“Falcon Technologies”) in October 2009, and an increase in the average proppant selling price. Worldwide proppant sales volume totaled 314 million pounds for the second quarter of 2010 compared to 216 million pounds for the second quarter of 2009. North American (defined as Canada and the U.S.) sales volume increased 42% largely driven by an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volume increased 61% primarily due to increases in China, Africa, and the Middle East. The average selling price per pound of ceramic proppant was $0.322 during the second quarter of 2010 compared to $0.310 for the same period in 2009.
Gross Profit. Gross profit for the second quarter of 2010 was $41.2 million, or 37% of revenues, compared to $23.2 million, or 33% of revenues, for the second quarter of 2009. Gross profit, as well as gross profit as a percentage of revenues, for the second quarter of 2010 improved compared to last year’s second quarter primarily as a result of higher sales volume and an increase in the average proppant selling price due to a price increase instituted during the second quarter of 2010 for certain products, partially offset by an increase in freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $12.1 million for the second quarter of 2010 compared to $8.9 million for the same period in 2009. The increase in

SG&A expenses primarily resulted from the inclusion of Falcon Technologies SG&A expenses in the second quarter of 2010 and higher research and development spending. Start-up costs of $0.4 million in 2010 related to start-up of a resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility. As a percentage of revenues, SG&A expenses decreased to 10.8% compared to 12.8% for the second quarter of 2009.
Other Income (Expense). Other income (expense) for the second quarter of 2010 was essentially flat compared to the same period last year as decreases in foreign currency exchange losses were offset by decreases in interest income.
Income Tax Expense. Income tax expense was $10.0 million, or 34.8% of pretax income, for the second quarter of 2010 compared to $4.9 million, or 34.1% of pretax income, for the same period last year. The $5.1 million increase is primarily due to higher pre-tax income.
Six Months Ended June 30, 2010
Revenues. Revenues of $235.0 million for the six months ended June 30, 2010 increased 47% compared to $160.0 million in revenues for the same period in 2009. Revenues increased primarily due to a 46% increase in proppant sales volume and the addition of Falcon Technologies, partially offset by a decrease in the average proppant selling price. Worldwide proppant sales volume totaled 684 million pounds in the first six months of 2010 compared to 469 million pounds for the same period in 2009. North American (defined as Canada and the U.S.) sales volume increased 44% due primarily to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volumes increased 52% primarily due to increases in Russia, China, Africa, Europe, and the Middle East. The average selling price per pound of ceramic proppant was $0.317 during the six months ended June 30, 2010 compared to $0.332 for the same period in 2009. The lower average selling price was primarily attributed to price reductions instituted in the second quarter of 2009 that more than offset price increases in the second quarter of 2010.
Gross Profit. Gross profit for the six months ended June 30, 2010 was $83.8 million, or 36% of revenues, compared to $59.2 million, or 37% of revenues, for the same period in 2009. The increase in gross profit was the result of increased revenues driven primarily by higher sales volumes partially offset by a decrease in the average proppant selling price due to price reductions instituted in the second quarter of 2009. Despite the revenue and gross profit growth, gross profit as a percentage of sales declined primarily due to a change in the mix of products sold towards heavyweight proppant and an increase in freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $25.7 million for the six months ended June 30, 2010 compared to $20.3 million for the same period in 2009. The increase in SG&A expenses primarily resulted from the inclusion of Falcon Technologies SG&A expenses in 2010 and higher research and development spending. Start-up costs of $0.5 million in 2010 related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility. As a percentage of revenues, SG&A expenses decreased to 10.9% compared to 12.7% for the same six-month period in 2009.
Other Income (Expense). Other income for the six months ended June 30, 2010 declined $0.4 million compared to the same period in 2009. This decrease is mainly attributed to a $0.2 million increase in foreign currency exchange losses and a $0.2 million decrease in interest income.
Income Tax Expense. Income tax expense was $19.7 million, or 34.3% of pretax income, for the six months ended June 30, 2010 compared to $13.3 million, or 33.9% of pretax income for the same period last year. The $6.4 million increase is primarily due to higher pre-tax income.
Liquidity and Capital Resources
At June 30, 2010, the Company had cash and cash equivalents of $72.6 million compared to cash and cash equivalents of $69.6 million at December 31, 2009. For the six months ended June 30, 2010, the Company generated $53.9 million of cash from operating activities, $0.6 million from excess tax benefits relating to stock based compensation, and received $0.2 million proceeds from exercises of stock options. Uses of cash included $36.3 million of capital spending, $5.0 million for the purchase of a short-term investment, $8.3 million of cash dividends, $1.8 million for the repurchase of the Company’s common stock, and $0.3 million for the effect of exchange rate changes on cash.
The Company remains cautious with respect to the near-term outlook for natural gas, given the current supply-demand situation. While market conditions for natural gas during the second half of 2010 are difficult to predict, some industry experts expect activity in oil drilling to remain strong during that period. Moreover, the North American natural gas rig count appears to have stabilized during the second quarter of 2010. Based on these factors, the Company expects that for the remainder of the year, ceramic proppant sales volume will closely match its production capacity. Although the North American drilling rig count has increased year-over-year, it is not apparent whether this is the beginning of a recovery or a short-term correction. The Company believes the steep natural gas decline curves in North America will eventually help in bringing supply and demand more into balance; however, the timing of a sustainable recovery in the oil and gas industry is difficult to pinpoint.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 20, 2010, the Board of Directors declared a cash dividend of $0.20 per common share to shareholders of record on August 2, 2010. This dividend is payable on August 16, 2010. The Company estimates its total capital expenditures for the remainder of 2010 will be between $70 million and $85 million. Capital expenditures in 2010 are expected to include costs associated with the previously announced construction of the Company’s third and fourth production lines at its Toomsboro, Georgia facility. The Company currently anticipates that the third production line will be completed in November 2010 and the fourth production line will be completed in the second half of 2011. The construction of the fourth production line is expected to increase the Company’s capacity by an additional 250 million pounds per year and will have a total cost of approximately $62 million for completion.
The Company has historically maintained an unsecured line of credit of $10.0 million. That line of credit expired as of December 31, 2009; however, in January 2010 the Company obtained another $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of June 30, 2010, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of June 30, 2010.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Among these factors are:
•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations, including regulation of hydraulic fracturing,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $77.5 million and the Company has recorded a cumulative foreign currency translation loss of $7.0 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2010.
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
As of June 30, 2010, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, those controls.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended June 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share(1)	Plan(2)(3)	Plan(4)

04/01/10 to 04/30/10	882 (5)	$72.55	—	256,924
05/01/10 to 05/31/10	19,500	$62.16	19,500	237,424
06/01/10 to 06/30/10	254 (5)	$72.76	—	237,424

Total	20,636		19,500

(1)	Average price paid excludes commissions.

(2)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(3)	Shares were repurchased by an agent at the prevailing market prices in open market transactions, which complied with Rule 10b-18 of the Exchange Act.

(4)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of July 28, 2010, a maximum of 237,424 shares may be repurchased under the previously announced authorization.

(5)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
10.1	Resolutions of the Compensation Committee of CARBO Ceramics Inc., dated May 18, 2010, describing the terms of certain annual stock grants for non-employee directors.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: August 4, 2010

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.1	Resolutions of the Compensation Committee of CARBO Ceramics Inc., dated May 18, 2010, describing the terms of certain annual stock grants for non-employee directors.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.101.INS XBRL Instance Document

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.