Form 10-Q
period 2010-09-30
CARBO CERAMICS INC
filed 2010-11-02
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
          As of October 28, 2010, 23,108,589 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$52,800	$69,557
Short-term investment	4,989	—
Trade accounts and other receivables, net	86,521	59,567
Inventories:
Finished goods, net	42,542	48,414
Raw materials and supplies	43,814	31,735

Total inventories	86,356	80,149
Prepaid expenses and other current assets	3,357	2,799
Deferred income taxes	6,816	6,798

Total current assets	240,839	218,870
Property, plant and equipment:
Land and land improvements	14,044	11,326
Land-use and mineral rights	8,026	8,043
Buildings	46,765	44,170
Machinery and equipment	306,488	295,188
Construction in progress	107,409	56,598

Total	482,732	415,325
Less accumulated depreciation and amortization	163,932	144,603

Net property, plant and equipment	318,800	270,722
Goodwill	13,523	13,716
Intangible and other assets, net	10,351	10,104

Total assets	$583,513	$513,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,114	$8,732
Accrued income taxes	—	3,609
Dividends payable	4,622	—
Other accrued expenses	25,584	20,117

Total current liabilities	57,320	32,458
Deferred income taxes	26,719	23,638
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,110,162 and 23,077,183 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	231	231
Additional paid-in capital	56,584	54,361
Retained earnings	447,617	407,933
Accumulated other comprehensive loss	(4,958)	(5,209)

Total shareholders’ equity	499,474	457,316

Total liabilities and shareholders’ equity	$583,513	$513,412

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$118,517	$91,783	$353,498	$251,747
Cost of sales	74,018	59,512	225,193	160,300

Gross profit	44,499	32,271	128,305	91,447
Selling, general and administrative expenses	13,240	10,856	38,936	31,210
Start-up costs	102	—	621	—

Operating profit	31,157	21,415	88,748	60,237
Other income (expense):
Interest income, net	57	78	131	398
Foreign currency exchange (loss) gain, net	(63)	30	(50)	(216)
Other, net	(92)	(50)	(308)	128

	(98)	58	(227)	310

Income before income taxes	31,059	21,473	88,521	60,547
Income taxes	10,884	7,071	30,620	20,330

Net income	$20,175	$14,402	$57,901	$40,217

Earnings per share:
Basic	$0.87	$0.62	$2.51	$1.73

Diluted	$0.87	$0.62	$2.50	$1.73

Other information:
Dividends declared per common share (see Note 5)	$0.40	$0.36	$0.76	$0.70

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Operating activities
Net income	$57,901	$40,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,308	18,294
Provision for doubtful accounts	—	966
Deferred income taxes	3,063	2,794
Excess tax benefits from stock based compensation	(668)	(66)
Loss on disposal or impairment of assets	204	128
Foreign currency transaction loss, net	50	216
Stock compensation expense	2,819	1,892
Changes in operating assets and liabilities:
Trade accounts and other receivables	(26,809)	5,407
Inventories	(6,144)	(10,053)
Prepaid expenses and other current assets	(557)	(254)
Long-term prepaid expenses	(13)	337
Accounts payable	18,377	(6,271)
Accrued expenses	4,966	(1,069)
Accrued income taxes, net	(2,900)	(46,641)

Net cash provided by operating activities	70,597	5,897

Investing activities
Capital expenditures	(68,706)	(35,448)
Acquisition of BBL Falcon Industries, Ltd.	193	—
Purchase of short-term investment	(4,989)	—

Net cash used in investing activities	(73,502)	(35,448)

Financing activities
Net proceeds from stock based compensation	254	602
Dividends paid	(12,948)	(12,136)
Purchase of common stock	(1,860)	(22,730)
Excess tax benefits from stock based compensation	668	66

Net cash used in financing activities	(13,886)	(34,198)

Effect of exchange rate changes on cash	34	(157)

Net decrease in cash and cash equivalents	(16,757)	(63,906)
Cash and cash equivalents at beginning of period	69,557	154,817

Cash and cash equivalents at end of period	$52,800	$90,911

Supplemental cash flow information

Interest paid	$—	$1

Income taxes paid	$30,457	$64,176

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
     The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$20,175	$14,402	$57,901	$40,217
Effect of reallocating undistributed earnings of participating securities	(123)	(79)	(361)	(237)

Net income available to common shares	$20,052	$14,323	$57,540	$39,980

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,966,617	22,918,922	22,968,492	23,153,130
Effect of dilutive securities:
Employee stock options (See Note 7)	2,936	8,806	4,055	9,823
Deferred stock awards (See Note 7)	4,039	5,479	4,028	6,575

Dilutive potential common shares	6,975	14,285	8,083	16,398

Denominator for diluted earnings per share— adjusted weighted-average shares	22,973,592	22,933,207	22,976,575	23,169,528

Basic earnings per share	$0.87	$0.62	$2.51	$1.73

Diluted earnings per share	$0.87	$0.62	$2.50	$1.73

4. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this plan during the third quarter of 2010. During the nine month period ended September 30, 2010, the Company repurchased and retired 19,500 shares at an aggregate price of $1,212. As of September 30, 2010, the Company had repurchased and retired a total of 1,762,576 shares at an aggregate cost of $65,925.
5. Dividends Paid
     On July 20, 2010, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on August 2, 2010. The dividend was paid on August 16, 2010. On September 21, 2010, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on November 1, 2010. This dividend is payable on November 15, 2010 and is presented in Current Liabilities at September 30, 2010.
6. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$20,175	$14,402	$57,901	$40,217
Foreign currency translation adjustment	2,014	1,270	251	(555)

Comprehensive income	$22,189	$15,672	$58,152	$39,662

     The foreign currency translation adjustment for the three months ended September 30, 2010 and 2009 is net of deferred income tax expense of none and $684, respectively. For the nine months ended September 30, 2010 and 2009, the foreign currency translation adjustment is net of deferred income tax benefit of none and $299, respectively.
7. Stock Based Compensation
     The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. Unvested shares granted to an individual vest upon retirement at or after the age of 62. As of September 30, 2010, 668,653 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also had a Director Deferred Fee Plan (the “Plan”), which terminated on January 19, 2010, that permitted non-employee directors of the Company to defer receipt of cash compensation for service as a director and to receive those fees in the form of the Company’s Common Stock on a specified later date that was on or after the director’s retirement from the Board of Directors. As of September 30, 2010, a total of 4,050 shares were reserved for future issuance in payment of $170 of deferred fees under the Plan by electing directors. These shares will be issued no later than 2011.

     A summary of stock option activity and related information for the nine months ended September 30, 2010 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2010	13,425	$28.59
Granted	—	—
Exercised	(7,525)	$33.72
Forfeited	—	—

Outstanding at September 30, 2010	5,900	$22.04	$348

Exercisable at September 30, 2010	5,900	$22.04	$348

     As of September 30, 2010, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at September 30, 2010 was 1.8 years. The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $250.
     A summary of restricted stock activity and related information for the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	139,391	$38.88
Granted	55,460	$68.80
Vested	(50,502)	$36.78
Forfeited	(2,376)	$52.95

Nonvested at September 30, 2010	141,973	$51.08

     As of September 30, 2010, there was $4,562 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2010 was $1,858.
     The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to SARs or phantom shares. As of September 30, 2010, there were 18,895 units of phantom shares granted under the plans, of which 6,930 have vested and 325 have been forfeited, with a total value of $943, the vested portion of which is recorded as a liability within Other Accrued Expenses.
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

9. Foreign Currencies
     As of September 30, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $80,273 and the Company has recorded a cumulative foreign currency translation loss of $4,958, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business
The Company generates revenue primarily through the sale of products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company also provides the industry’s most popular fracture simulation software, as well as fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2009, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company added purchase accounting as a critical accounting policy in 2010 as a result of the BBL Falcon Industries, Ltd. asset acquisition. There have been no other changes in the Company’s evaluation of its critical accounting policies since December 31, 2009.
Purchase accounting requires extensive use of estimates and judgments to allocate the cost of an acquired enterprise to the assets acquired and liabilities assumed. The cost of an acquired enterprise is allocated to the assets acquired and liabilities assumed based on their estimated fair values. If necessary, these estimates can be revised during an allocation period when information becomes available to further define and quantify the value of assets acquired and liabilities assumed. The allocation period does not exceed a period of one year from the date of acquisition. To the extent additional information to refine the original allocation becomes available during the allocation period, the purchase price allocation would be adjusted accordingly. Should information become available after the allocation period, the effects would be reflected in operating results.
Results of Operations
Three Months Ended September 30, 2010
Revenues. Revenues of $118.5 million for the quarter ended September 30, 2010 increased 29% compared to $91.8 million in revenues for the same period in 2009. The increase is mainly attributed to a 12% increase in proppant sales volume, the addition of Falcon Technologies and Services, Inc. (“Falcon Technologies”) in October 2009, and an increase in the average proppant selling price. Worldwide proppant sales volume totaled 332 million pounds for the third quarter of 2010 compared to 296 million pounds for the third quarter of 2009. North American (defined as Canada and the U.S.) sales volume increased 16% largely driven by an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volume decreased 6% primarily attributable to a decrease in Mexico, partially offset by an increase in China. The average selling price per pound of ceramic proppant was $0.327 during the third quarter of 2010 compared to $0.304 for the same period in 2009.
Gross Profit. Gross profit for the third quarter of 2010 was $44.5 million, or 38% of revenues, compared to $32.3 million, or 35% of revenues, for the third quarter of 2009. Gross profit, as well as gross profit as a percentage of revenues, for the third quarter of 2010 improved compared to last year’s third quarter primarily as a result of higher sales volume and an increase in the average proppant selling price due to price increases instituted during the second and third quarters of 2010 for certain products, partially offset by an increase in freight costs.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $13.2 million for the third quarter of 2010 compared to $10.9 million for the same period in 2009. The increase in SG&A expenses primarily resulted from the inclusion of Falcon Technologies SG&A expenses in the third quarter of 2010 and higher research and development spending. Start-up costs of $0.1 million in 2010 relate to costs associated with the start-up of the third production line at the Company’s Toomsboro, Georgia facility, which is anticipated in November 2010. As a percentage of revenues, SG&A expenses decreased to 11.2% compared to 11.8% for the third quarter of 2009.
Other Income (Expense). Other income for the third quarter of 2010 declined $0.2 million compared to the same period in 2009. This decrease is mainly attributable to an increase in foreign currency exchange losses.
Income Tax Expense. Income tax expense was $10.9 million, or 35.0% of pretax income, for the third quarter of 2010 compared to $7.1 million, or 32.9% of pretax income, for the same period last year. The $3.8 million increase is due to higher pre-tax income combined with a higher effective tax rate primarily associated with the final preparation and filing of the Company’s prior year tax returns.
Nine Months Ended September 30, 2010
Revenues. Revenues of $353.5 million for the nine months ended September 30, 2010 increased 40% compared to $251.7 million in revenues for the same period in 2009. Revenues increased primarily due to a 33% increase in proppant sales volume and the addition of Falcon Technologies. Worldwide proppant sales volume totaled 1.015 billion pounds in the first nine months of 2010 compared to 765 million pounds for the same period in 2009. North American (defined as Canada and the U.S.) sales volume increased 33% due primarily to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volume increased 29% primarily due to increases in China, Africa, and the Middle East, partially offset by a decrease in Mexico. The average selling price per pound of ceramic proppant was $0.320 during the nine months ended September 30, 2010 compared to $0.321 for the same period in 2009.
Gross Profit. Gross profit for the nine months ended September 30, 2010 was $128.3 million, or 36% of revenues, compared to $91.4 million, or 36% of revenues, for the same period in 2009. The increase in gross profit was the result of increased revenues driven primarily by higher sales volumes.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $38.9 million for the nine months ended September 30, 2010 compared to $31.2 million for the same period in 2009. The increase in SG&A expenses primarily resulted from the inclusion of Falcon Technologies SG&A expenses in 2010 and higher research and development spending. Start-up costs of $0.6 million in 2010 related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. As a percentage of revenues, SG&A expenses decreased to 11.0% compared to 12.4% for the same nine-month period in 2009.
Other Income (Expense). Other income for the nine months ended September 30, 2010 declined $0.5 million compared to the same period in 2009. This decrease is mainly attributed to a $0.3 million increase in foreign currency exchange losses and a $0.2 million decrease in interest income.
Income Tax Expense. Income tax expense was $30.6 million, or 34.6% of pretax income, for the nine months ended September 30, 2010 compared to $20.3 million, or 33.6% of pretax income for the same period last year. The $10.3 million increase is due to higher pre-tax income combined with a higher effective tax rate primarily associated with the final preparation and filing of the Company’s prior year tax returns.
Liquidity and Capital Resources
At September 30, 2010, the Company had cash and cash equivalents of $52.8 million compared to cash and cash equivalents of $69.6 million at December 31, 2009. For the nine months ended September 30, 2010, the Company generated $70.6 million of cash from operating activities, $0.7 million from excess tax benefits relating to stock based compensation, and received $0.3 million proceeds from exercised stock options. Uses of cash included $68.7 million for capital expenditures, $5.0 million for the purchase of a short-term investment, $12.9 million for the payment of cash dividends, and $1.8 million for repurchases of the Company’s Common Stock. Capital expenditures are largely attributable to construction of the third and fourth production lines at the Company’s Toomsboro, Georgia manufacturing plant.
The Company remains cautious with respect to the near-term outlook for natural gas, given the current supply-demand situation. While natural gas fundamentals remain weak, the shift in oilfield activity by the Company’s clients to oily, liquids-rich plays is encouraging and demand for the Company’s ceramic proppant should remain high. Moreover, the North American natural gas rig count appears to have stabilized during 2010. Based on these factors, the Company expects that for the remainder of the year, ceramic proppant sales volume will closely match its production capacity, although seasonality may curb these sales volumes somewhat.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On September 21, 2010, the Board of Directors declared a cash dividend of $0.20 per common share, $4.6 million in the aggregate, to shareholders of record on November 1, 2010. This dividend is payable on November 15, 2010. The Company estimates its total capital expenditures for the remainder of 2010 will be between $36 million and $46 million. Capital expenditures in 2010 are expected to include costs associated with the previously announced construction of the Company’s third and fourth production lines at its Toomsboro, Georgia facility. The Company currently anticipates that the third production line will be completed in November 2010 and the fourth production line will be completed in the second half of 2011. The construction of the fourth production line is expected to increase the Company’s capacity by an additional 250 million pounds per year and will have a total cost of approximately $62 million for completion.
The Company has historically maintained an unsecured line of credit of $10.0 million. That line of credit expired as of December 31, 2009; however, in January 2010 the Company obtained another $10.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of September 30, 2010, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2010.
Forward-Looking Information
The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Among these factors are:
•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations, including environmental restrictions on operations and regulation of hydraulic fracturing,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $80.3 million and the Company had recorded a cumulative foreign currency translation loss of $5.0 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2010.
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
As of September 30, 2010, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended September 30, 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Plan(1)	Plan(2)

07/01/10 to 07/31/10	—	$—	—	237,424
08/01/10 to 08/31/10	26 (3)	$75.92	—	237,424
09/01/10 to 09/30/10	—	$—	—	237,424

Total	26		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of October 29, 2010, a maximum of 237,424 shares may be repurchased under the previously announced authorization.

(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting

Language): (i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III Ernesto Bautista III
Chief Financial Officer

Date: November 1, 2010

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.