Form 10-K
period 2010-12-31
CARBO CERAMICS INC
filed 2011-02-25
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2010, as reported on the New York Stock Exchange, was approximately $1,156,181,491. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2011, the Registrant had 23,159,918 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 17, 2011, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest supplier of ceramic proppant, the provider of the industry’s most popular fracture simulation software, and provides fracture design and consulting services. The Company also provides a broad range of technologies for spill prevention, containment and geotechnical monitoring. On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business. Because of the transaction, the results of this business have been accounted for as discontinued operations. Continuing operations include the Company’s ceramic proppant, software, consulting services, spill prevention and containment and geotechnical monitoring businesses. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware. As used herein, “Company”, “we”, “our” and “us” may refer to the Company and/or its consolidated subsidiaries.

Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells. The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation. A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops. The proppant-filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

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

The Company primarily manufactures five distinct ceramic proppants. CARBOHSP® and CARBOPROP® are high strength proppants designed primarily for use in deep oil and gas wells. CARBOHSP® has the highest strength of any of the ceramic proppants manufactured by the Company and is used primarily in the fracturing of deep oil and gas wells. CARBOPROP® is slightly lower in weight and strength than CARBOHSP® and was developed for use in deep oil and gas wells that do not require the strength of CARBOHSP®.

CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® are lightweight ceramic proppants. CARBOLITE® is used in medium depth oil and gas wells, where the additional strength of ceramic proppant may not be essential, but where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOECONOPROP® was introduced to compete directly with sand-based proppant, and CARBOHYDROPROP® was introduced in late 2007 to improve performance in “slickwater” fracture treatments.

During 2010, the Company began production of resin coated ceramic (CARBOBOND® LITE) and resin coated sand (CARBOBOND® RCS) proppants. The introduction of CARBOBOND® LITE addresses a niche market in which oil and natural gas wells are subject to the risk of proppant flow-back. In the case of CARBOBOND® RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative proppant, in addition to its ceramic proppant products thereby broadening its proppant suite of products.

During the year ended December 31, 2010, the Company generated approximately 77% of its revenues in the United States and 23% in international markets.

The Company also sells fracture simulation software and provides fracture design, engineering and consulting services to oil and natural gas companies worldwide through its wholly-owned subsidiary, StrataGen, Inc. The

Company provides a suite of stimulation software to the industry that have marked capabilities for on-site real-time analysis. This has enabled recognition and remediation of potential stimulation problems. This stimulation software is tightly integrated with reservoir simulators, thus allowing for stimulation treatment and production optimization. The Company’s specialized engineering team consults and works with operators around the world to help optimize well placement, fracture treatment design and production stimulation. The broad range of expertise of the Company’s consultants includes: fracture treatment design; completion engineering support; on-site treatment supervision, engineering and quality control; post-treatment evaluation and optimization; reservoir and fracture engineering studies; rock mechanics and software application and training.

Demand for most of the Company’s products and services depends primarily upon the demand for natural gas and oil and on the number of natural gas and oil wells drilled, completed or re-completed worldwide. More specifically, the demand for the Company’s products and services is dependent on the number of oil and natural gas wells that are hydraulically fractured to stimulate production.

The Company also provides a broad range of technologies and products for geotechnical monitoring through its wholly owned subsidiary Applied Geomechanics, Inc. (“AGI”). AGI provides monitoring systems and services for bridges, buildings, tunnels, dams, slopes, embankments, volcanoes, landslides, mines and construction projects around the world. It serves a wide spectrum of customers in markets ranging from auto racing teams to surveyors, experimental physicists, radio astronomers and naval architects.

In October 2009, Falcon Technologies and Services, Inc. (“Falcon Technologies”), a wholly-owned subsidiary of the Company, purchased substantially all of the assets of BBL Falcon Industries, Ltd., a supplier of spill prevention, containment and countermeasure systems for the oil and gas industry. The acquisition broadened the Company’s product and service offerings to its existing client base. Falcon Technologies uses proprietary technology to provide products that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

Competition

One of the Company’s largest worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and Venezuela. Mineracao Curimbaba (“Curimbaba”), based in Brazil, is also a large competitor and manufactures ceramic proppants that it markets in competition with some of the Company’s products.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. Although the Company has limited information about Borovichi and FORES, the Company believes that Borovichi primarily manufactures intermediate strength ceramic proppants and markets its products principally within Russia, and that FORES manufactures intermediate strength and lightweight ceramic proppant lines and markets its products both in and outside of Russia. The Company further believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. Most of these companies produce intermediate strength ceramic proppants that are marketed both in and outside of China.

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

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. For information regarding the Company’s research and development expenditures see Note 1 to the “Notes to Consolidated Financial Statements.” The Company is actively involved in the development of alternative products for use as proppant in the hydraulic fracturing process and is aware of others engaged in similar development activities. The Company believes that while there are potential specialty applications for these products, they will not significantly impact the use of ceramic proppants. The Company believes that the “know-how” and trade secrets necessary to efficiently manufacture a product of consistently high quality are difficult barriers to entry to overcome.

Customers and Marketing

The Company’s largest customers are participants in the petroleum pressure pumping industry. Specifically, Halliburton Energy Services, Inc. and Schlumberger Limited each accounted for more than 10% of the Company’s 2010 and 2009 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and directly with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company has a broad technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture simulation and consultation services.

Although the Company’s initial products were originally intended for use in deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its new product introductions and education-based technical marketing efforts have allowed it to capture a greater portion of the market for sand-based proppant in recent years and will continue to do so in the future.

The Company provides a variety of technical support services and has developed computer software that models the return on investment achievable by using the Company’s ceramic proppant versus alternatives in the hydraulic fracturing of a natural gas or oil well. In addition to the increased technical marketing effort, the Company from time to time engages in field trials to demonstrate the economic benefits of its products and validate the findings of its computer simulations. Periodically, the Company provides proppant to production companies for field trials, on a discounted basis, in exchange for a production company’s agreement to provide production data for direct comparison of the results of fracturing with ceramic proppant as compared to alternative proppants.

The Company’s international marketing efforts are conducted primarily through its sales offices in Dubai, United Arab Emirates; Aberdeen, Scotland; Beijing, China; and Moscow, Russia, and through commissioned sales agents located in South America and China. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 23%, 24% and 29% of the Company’s sales for 2010, 2009 and 2008, respectively. The decrease in the proportion of international sales is primarily attributable to increased demand in the U.S. as well as expanded production capacities in the U.S. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the Years Ended December 31,
	2010	2009	2008
	($ in millions)

Location
United States	$365.4	$258.5	$273.8
International	107.7	83.4	114.0

Total	$473.1	$341.9	$387.8

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant.

In early 2006, the Company completed construction of a manufacturing facility in Toomsboro, Georgia. A second production line at this facility was completed in the fourth quarter of 2007 and commenced operations in January 2008. During the fourth quarter of 2010, the third production line at this facility commenced operations. The Company is currently constructing a fourth production line, which is expected to add additional production capacity of 250 million pounds per year and anticipates that it will be completed by the end of 2011. The construction of additional manufacturing capacity will be dependent on the expected future demand for the Company’s products and the ability to obtain necessary environmental permits.

During 2008, the Company idled ceramic proppant production at its New Iberia facility originally constructed in 1978. The Company’s decision to idle production at this facility was based on the rising cost of imported raw material and the small scale of the New Iberia facility. Production resumed for a short period until being idled again in 2009. The facility continues to function as a distribution center and the Company has built a resin coating plant within the existing manufacturing infrastructure of the facility. The resin coating plant, which began production in 2010, is utilized to coat ceramic proppant manufactured at other Company locations and sand. A second production line is currently under construction at the facility and is expected to be completed by the end of 2011. Once completed, the New Iberia facility is expected to be capable of resin coating up to 400 million pounds of proppant per year.

The following table sets forth the current stated capacity of each of the Company’s existing manufacturing and resin coating facilities:

Location	Annual Capacity
	(Millions of pounds)

Eufaula, Alabama	260
McIntyre, Georgia	275
Toomsboro, Georgia	750
Luoyang, China	100
Kopeysk, Russia	100

Total manufacturing capacity	1,485
New Iberia, Louisiana — resin coating	100	*

Total current capacity	1,585

*	Processing activities at the New Iberia facility involve resin-coating of previously manufactured proppant substrate and sand.

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill, intangibles, and other long-term assets as of December 31 in the United States and other countries are as follows:

	2010	2009	2008
	($ in millions)

Long-lived assets:
United States	$315.5	$244.1	$198.5
International (primarily China and Russia)	46.4	50.4	55.1

Total	$361.9	$294.5	$253.6

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities, as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases approximately 1,100 rail cars for use in the distribution of its products. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and has historically purchased its annual requirements at the seller’s current prices. The Company maintains multi-year agreements with both a domestic and an international supplier for a portion of its annual bauxite requirement and the Company believes that these agreements will sufficiently provide for its bauxite needs in 2011. The Company is evaluating alternative suppliers for future bauxite requirements.

The Company’s Eufaula, McIntyre and Toomsboro facilities primarily use locally mined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP®. The Company has entered into a bi-lateral contract that requires a supplier to sell to the Company, and the Company to purchase from the supplier, a majority of the Eufaula facility’s annual kaolin requirements through 2013, with options to extend this agreement for an additional six years. The Company has obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a fifteen year supply of kaolin for its Georgia facilities at current production rates. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport a majority of the McIntyre facility’s annual kaolin requirement.

The Company’s production facility in Luoyang, China, uses both kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Certain of these materials are purchased under a long-term contract that stipulates fixed prices subject to periodic adjustment and provides for minimum purchase requirements.

The Company’s production facility in Kopeysk, Russia currently uses bauxite for the production of CARBOPROP®. Bauxite is purchased under annual agreements that stipulate fixed prices for up to a specified quantity of material.

Production Process

Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small pellets and firing the pellets in a rotary kiln. The Company uses two different methods to produce ceramic proppant. The Company’s plants in McIntyre, Georgia; Kopeysk, Russia and Luoyang, China use a dry process, which utilizes clay, bauxite, bauxitic clay or kaolin. The raw material is ground, pelletized and screened. The manufacturing process is completed by firing the product in a rotary kiln.

The Company’s plants in Eufaula, Alabama and Toomsboro, Georgia, use a wet process, which starts with kaolin that is formed into slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln.

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

The Company owns nine U.S. patents, three Russian patents, five Eurasian patents, one Canadian patent, one Saudi Arabian patent and one Mexican patent. One of the Company’s U.S. patents and the Canadian patent relate to a low-apparent specific gravity ceramic proppant, and will expire in 2022 through 2023. Two of the Company’s U.S. patents and the Saudi Arabian patent relate to TiO2 scouring media, a titanium-based media used in scouring processes, and will expire in 2023 through 2045. One of the Company’s U.S. patents and one of the Eurasian patents relate to the spray drying of proppant and will expire in 2025. Five of the Company’s U.S. patents, four of the Eurasian patents, the Mexican patent and the three Russian patents relate to lightweight and intermediate strength proppants and will expire in 2025 through 2028. The three Russian patents relate to proppant that is produced in the Company’s Russian manufacturing facility.

The Company owns seven U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions). The U.S. patent applications cover ceramic proppant, processes for making ceramic proppant, and detection of subterranean fractures. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

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

Falcon Technologies, through the acquisition of substantially all of the assets of BBL Falcon Industries, Ltd. in 2009, owns one U.S. patent, which expires in 2027 and relates to construction of secondary containment areas, and five U.S patent applications (together with a number of counterpart applications pending in foreign jurisdictions) that relate to tank bases, load bearing products, anchoring systems, and methods of constructing secondary containment areas.

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. However, in January 2007, following self-disclosure of certain air pollution emissions, the Company received a Notice of Violation (“NOV”) from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of substances from its Toomsboro and McIntyre facilities. In May 2009, the Company entered into a consent order with the EPD to resolve the Toomsboro and McIntyre NOVs. Pursuant to the Consent Order, the Company has paid the EPD fines of $378,000.

In response to the NOVs, and its desire to expand its production capacities at both facilities, the Company also submitted Prevention of Significant Deterioration (“PSD”) permit applications for both facilities in June 2008. Permits for both facilities were obtained in December 2009.

Existing federal Environmental requirements such as the Clean Air Act and the Clean Water Act, as amended, impose certain restrictions on air and water pollutants from the Company’s operations via permits and regulations. Those pollutants include volatile organic compounds, nitrogen oxides, sulfur dioxide, particulates, storm water and wastewater discharges and other by-products. In addition to meeting environmental requirements for existing operations, the Company must also demonstrate compliance with environmental regulations in order to obtain permits prior to any future expansion. The Environmental Protection Agency (“EPA”) and state programs require covered facilities to obtain individual permits or have coverage under an EPA general permit issued to groups of facilities. A number of federal and state agencies, including but not limited to, the EPA, the Texas Commission of Environmental Quality, the Louisiana Department of Natural Resources, the Alabama Department of Environmental Management, and the Georgia Environmental Protection Division, in states in which we do business, have environmental regulations applicable to our operations. Historically we have been able to obtain permits, where necessary, to build new facilities and modify existing facilities that allow us to continue compliant operations.

Employees

At December 31, 2010, the Company had 806 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Executive Officers of the Registrant

Gary A. Kolstad (age 52) was elected in June 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services — U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 39) joined the Company as a Vice President and Chief Financial Officer in January 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Mark L. Edmunds (age 55) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions, including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

David G. Gallagher (age 52) was appointed Vice President, Marketing and Sales in April 2007. Mr. Gallagher previously held a variety of both domestic and international managerial positions in engineering, marketing and sales, and technology development over a 26 year period with Schlumberger, Ltd., where from 1999 until 2002 he served as the Director of Marketing for U.S. Land and from 2002 until 2007, he served as Director of Marketing for Venezuela, Trinidad and the Caribbean.

R. Sean Elliott (age 36) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	the development of alternative stimulation techniques, such as extraction of oil or gas without fracturing;

•	increased governmental regulation of hydraulic fracturing;

•	increased regulation of emissions from our manufacturing facilities;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	an increase in raw materials costs;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

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

During 2010, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, two customers accounted collectively for approximately 53% of our 2010 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

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

We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. The technical requirements of complying with these environmental laws and regulations are becoming increasingly expensive and complex, and may affect the Company’s ability to expand its operations. Our ability to continue the expansion of our manufacturing capacity to meet market demand is contingent upon obtaining required environmental permits and compliance with their terms. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations.

In addition, we use some hazardous substances and generate certain industrial wastes in our operations. Many of our current and former properties are or have been used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. These laws also may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for environmental damage without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

Stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could restrict our expansion efforts, require us to incur costs, or become the basis of new or increased liabilities. Any of these events could reduce our earnings and our cash available for operations.

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our results of operations.

International revenues accounted for approximately 23%, 24% and 29% of our total revenues in 2010, 2009 and 2008, respectively. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays and costs;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations and other labor problems;

•	currency rate fluctuations, convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	potential expropriation of assets by foreign governments; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

The manufacture of resin-coated sand is a new process for us.

Resin-coated sand is an alternative to the Company’s traditional ceramic proppant and involves a different manufacturing process. Commercialization of resin-coated sand involves capital expenditures and new operational requirements. If we are unable to secure adequate, cost effective supply commitments for the raw materials associated with resin-coated sand or if we are unable to successfully and efficiently construct the needed additional manufacturing capacity and infrastructure to produce resin-coated sand, our ability to sell this product to the marketplace may be adversely impacted. A lack of sales of resin-coated sand could have a material adverse effect on our results from operations and financial condition.

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

The Company maintains its corporate headquarters (approximately 27,000 square feet of leased office space) in Houston. The Company also leases approximately 15,000 square feet of space for its Technology center in Houston. The Company owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana and Eufaula, Alabama, and leases its McIntyre and Toomsboro, Georgia, facilities. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China. The Company owns the buildings and production equipment at its facility in Kopeysk, Russia, and substantially all of the land on which the facility is located. The Company leases space for sales offices in Aberdeen, Scotland, Moscow, Russia, and Dubai, UAE.

The New Iberia, Louisiana facility is located on 26.7 acres of land owned by the Company and consists of two resin coating units (one of which is under construction), a laboratory, two office buildings and a warehouse, collectively totaling approximately 197,000 square feet. The Eufaula, Alabama facility is located on 14 acres of land owned by the Company and consists of one production unit, a laboratory and an office, collectively totaling approximately 113,700 square feet.

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

In December 2010, the Company purchased approximately 39 acres of land and approximately 429,000 square feet of buildings in Marshfield, Wisconsin and is currently holding the land and buildings for prospective use as a resin-coated sand manufacturing facility.

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

Our U.S. manufacturing facilities process mined minerals, and therefore are viewed as mine operations subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.1 to this annual report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 17, 2011 was approximately 22,050.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2010			2009
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared(1)	High	Low	Declared(2)

March 31	$72.08	$59.27	$0.36	$39.49	$27.43	$0.34
June 30	77.86	62.09	—	40.09	28.54	—
September 30	83.81	72.10	0.40	52.02	32.50	0.36
December 31	103.81	77.98	—	70.77	48.94	—

(1)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2010 ($0.18), May 2010 ($0.18), August 2010 ($0.20) and November 2010 ($0.20).

(2)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2009 ($0.17), May 2009 ($0.17), August 2009 ($0.18) and November 2009 ($0.18).

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this plan during the fourth quarter of 2010. As of December 31, 2010, the Company has repurchased and retired 1,762,576 shares at an aggregate price of $65.9 million.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

					Maximum
					Number of
					Shares that May
	Total Number		Average	Total Number of Shares	Yet be Purchased
	of Shares		Price Paid	Purchased as Part of Publicly	Under the
Period	Purchased		per Share	Announced Plan(1)	Plan(2)

10/01/10 to 10/31/10	563	(3)	$79.09	—	237,424
11/01/10 to 11/30/10	—		$—	—	237,424
12/01/10 to 12/31/10	—		$—	—	237,424
Total	563	(3)		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of February 22, 2011, a maximum of 237,424 shares may be repurchased under the previously announced authorization.

(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative shareholder return on the Company’s common stock versus the total cumulative return on the S&P 500 Stock Index and the S&P Small Cap 600, Oil & Gas Equipment & Services Sub-Industry Group. The comparison assumes $100 was invested as of December 31, 2005 and all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CARBO Ceramics, Inc. the S&P 500 Index
and the S&P SmallCap 600 — Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share data)

Statement of Income Data:
Revenues	$473,082	$341,872	$387,828	$299,996	$283,829
Cost of sales	298,411	221,369	260,394	198,070	179,897

Gross profit	174,671	120,503	127,434	101,926	103,932
Selling, general and administrative expenses(1)	55,061	41,053	40,351	30,467	26,300

Operating profit	119,610	79,450	87,083	71,459	77,632
Other (expense) income, net	(261)	344	1,266	3,120	2,944

Income before income taxes	119,349	79,794	88,349	74,579	80,576
Income taxes	40,633	26,984	27,944	24,938	28,331

Income from continuing operations	78,716	52,810	60,405	49,641	52,245
Discontinued operations(2):
Income from discontinued operations, net of taxes	—	—	5,784	4,229	2,008
Gain on disposal of discontinued operations, net of tax	—	—	44,127	—	—

Net income	$78,716	$52,810	$110,316	$53,870	$54,253

Earnings per basic share:
Income from continuing operations	$3.41	$2.27	$2.47	$2.03	$2.14
Income from discontinued operations	—	—	0.24	0.17	0.08
Gain on disposal of discontinued operations	—	—	1.81	—	—

Basic earnings per share	$3.41	$2.27	$4.52	$2.20	$2.22

Earnings per diluted share:
Income from continuing operations	$3.40	$2.27	$2.46	$2.02	$2.14
Income from discontinued operations	—	—	0.24	0.17	0.08
Gain on disposal of discontinued operations	—	—	1.81	—	—

Diluted earnings per share	$3.40	$2.27	$4.51	$2.19	$2.22

	December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share data)

Balance Sheet Data:
Current assets	$237,655	$218,870	$293,310	$190,924	$132,466
Current liabilities	51,247	32,458	83,848	33,264	33,164
Property, plant and equipment, net	338,483	270,722	244,902	253,261	214,773
Total assets	599,571	513,412	546,877	451,523	403,753
Total shareholders’ equity	521,979	457,316	442,534	389,439	342,859
Cash dividends per share	$0.76	$0.70	$0.62	$0.52	$0.44
Discontinued operations (included above)(2):
Assets held for sale	$—	$—	$—	$66,191	$51,305
Liabilities held for sale	—	—	—	4,024	1,082

(1)	Selling, general and administrative (SG&A) expenses for 2010, 2009, 2008, 2007 and 2006 include costs of start-up activities of $977, none, $1,108, $1,215, and $474, respectively. Start-up costs for 2010 relate to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2008 relate to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility previously idled earlier during 2008. Start-up costs for 2007 are related primarily to the new production facility in Kopeysk, Russia. Start-up costs for 2006 are related primarily to the new production facility in Toomsboro, Georgia. SG&A expenses in 2010, 2009, 2008, 2007 and 2006 also include losses of $1,449, $156, $1,599, $268, and none, respectively, associated with the write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer in 2008 and disposal of certain equipment and impairment of goodwill and certain software in other years.

(2)	On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business, the Pinnacle name and related trademarks. Consequently, these operations are presented as discontinued operations and the related assets and liabilities are presented as held for sale. At December 31, 2007, assets and liabilities held for sale are presented as current assets and current liabilities, respectively. Assets and liabilities held for sale as of December 31, 2006 are presented as previously reported in the Company’s financial statements for that period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale, which includes all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008. The Company has no continuing involvement in these operations. The operations associated with this sale have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracPro®, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of geotechnical monitoring applications.

In October 2009, Falcon Technologies, a wholly-owned subsidiary of the Company, purchased substantially all of the assets of BBL Falcon Industries, Ltd., a supplier of spill prevention, containment and countermeasure systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon Technologies uses proprietary technology to provide products that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

During 2010, the Company began production of resin coated ceramic (CARBOBOND® LITE®) and resin coated sand (CARBOBOND® RCS) proppants. The introduction of CARBOBOND® LITE® addresses a market in which oil and natural gas wells are subject to a high risk of proppant flow-back. The adhesive property of the resin allows the ceramic proppant pack to adhere in place and therefore reduce the risk of proppant flow-back. In the case of CARBOBOND® RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative to its ceramic proppants thereby broadening its proppant suite of products. Management of the Company believes that this is a natural extension of our core business and enhances our highly conductive proppant offering.

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

The Company believes international operations will continue to represent an important role in its future growth. In 2002, the Company constructed its first manufacturing facility located outside the United States in the city of Luoyang, China and completed a second production line in 2004 that doubled the capacity of that facility. In 2004, the Company also opened a sales office in Moscow, Russia and established distribution operations in the country. In 2005, the Company broke ground on a new manufacturing facility in the city of Kopeysk, Russia and completed construction of this new facility during the first half of 2007. International revenues represented 23%, 24% and 29% of total revenues in 2010, 2009 and 2008, respectively.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant. In regards to future expansion, the Company has recently completed the construction of a third production line at its Toomsboro facility that began operations in December 2010 and the fourth production line is expected to be completed before the end of 2011 with an annual capacity of 250 million pounds. Although the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products. In addition, the ability to construct new capacity will be contingent upon the receipt of all needed environmental emission permits. See “Item 1 — Business” and “Item 1A — Risk Factors”

Operating profit margin for the Company’s proppant business is principally impacted by manufacturing costs and the Company’s production levels as a percentage of its capacity. Although most direct production expenses have been relatively stable or predictable over time, the Company has experienced volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has been a significant component of total monthly domestic direct production expense over the last three years. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this item, gross margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue. During 2007, the Company’s long-standing supplier of high strength raw materials exited the business. These materials are used to manufacture high-strength products, CARBOPROP® and CARBOHSP®, at the McIntyre, Georgia facility. The delivered cost of bauxite, which represents up to half of the cost of high strength products, has increased since the Company’s long-standing supplier exited the business. Given the current shift in demand to more lightweight products, management anticipates its current supplies of bauxite will be sufficient for 2011, but continues to pursue a long-term source of these materials to complement its strong position in lightweight raw material supplies.

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

The Company expects that these activities will generate increased revenue. Selling, general and administrative expenses, however, may continue to increase in 2011 from 2010 levels as the Company continues to expand its operations.

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

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 until the second half of 2008. During the second half of 2008, oil and natural gas prices as well as active drilling rigs in North America declined significantly in connection with declines in many of the world’s economies. During the second half of 2009, the North American drilling rig count improved and appears to have stabilized during 2010. The Company remains cautious with respect to the near-term outlook for natural gas, given the current supply-demand situation. While natural gas fundamentals remain weak, the shift in oilfield activity by the Company’s clients to oily, liquids-rich plays is encouraging and the Company expects demand for ceramic proppant to remain high during 2011. The Company believes its operating results for 2011 will continue to be influenced by the level of natural gas drilling in North America, but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to two major customers, both of which are in the petroleum pressure pumping industry. As of December 31, 2010, approximately 49% of the balance in trade accounts receivable was attributable to those two customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2010, the allowance for doubtful accounts totaled $1.7 million.

The Company values inventory using the weighted average cost method. Assessing the ultimate realization of inventories requires judgments about future demand and market conditions. The Company regularly reviews inventories to determine if the carrying value of the inventory exceeds market value and the Company records an adjustment to reduce the carrying value to market value, as necessary. Future changes in demand and market conditions could cause the Company to be exposed to additional obsolescence or slow moving inventory. If actual market conditions are less favorable than those projected by management, lower of cost or market adjustments may be required.

Income taxes are provided for in accordance with ASC Topic 740, “Income Taxes”. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

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

Results of Operations

Net Income

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Net Income	$78,716	49%	$52,810	(52)%	$110,316

For the year ended December 31, 2010, the Company reported net income of $78.7 million, an increase of 49% compared to the $52.8 million reported in the previous year. During 2010, operations were favorably impacted by improving fundamentals in the oil and gas industry and continued acceptance of the Company’s products and service offerings. Income from continuing operation in 2010 increased primarily as a result of a 29% increase in proppant sales volume and an increase in the gross profit margin as a percentage of sales, partially offset by higher selling, general and administrative expenses and other operating expenses. Income tax expense in 2010 increased due to higher pretax income.

For the year ended December 31, 2009, the Company reported net income of $52.8 million, a decrease of 52% compared to the previous year. Net income in 2008 included $5.8 million of income from discontinued operations and $44.1 million of gain on the disposal of discontinued operations. Discontinued operations relate to the sale of the Company’s fracture and reservoir diagnostics business in 2008.

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

Individual components of financial results are discussed below.

Revenues

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Consolidated revenues	$473,082	38%	$341,872	(12)%	$387,828

Revenues of $473.1 million for the year ended December 31, 2010 increased 38% compared to $341.9 million in 2009. Revenues increased primarily due to a 29% increase in proppant sales volume, a 2% increase in the average proppant selling price and a full year of operations of Falcon Technologies. The Company’s worldwide proppant sales volume totaled 1.348 billion pounds for the year ended December 31, 2010 compared to 1.043 billion pounds for the same period in 2009. North American (defined as Canada and the U.S.) sales volume increased 29% primarily due to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volume increased 31% primarily due to increases in China, Russia, Africa, Latin America and the Middle East, partially offset by a decrease in Mexico. The average selling price per pound of ceramic proppant was $0.322 per pound in 2010 compared to $0.315 per pound in 2009

Revenues of $341.9 million for the year ended December 31, 2009 decreased 12% compared to $387.8 million in 2008. Revenues decreased primarily due to a 10% decrease in sales volume and a 2% decrease in average proppant selling price. The Company’s worldwide proppant sales volume totaled 1.043 billion pounds for the year ended December 31, 2009 compared to 1.162 billion pounds for the same period in 2008. Despite a 42% decrease in the drilling rig count in the U.S. and Canada, sales volume in that region decreased by only 8%. Sales volume decreases for most of the Company’s products in the U.S. and Canada were partially offset by greater demand for the Company’s lightweight products, such as CARBOHYDROPROP® in shale formations. International (excluding Canada) sales volume decreased 20% primarily attributed to decreases in Russia and North Africa partially offset by an increase in Mexico. The average selling price per pound of ceramic proppant was $0.315 per pound in 2009 compared to $0.322 per pound in 2008. The lower average selling price was primarily attributed to a change in the mix of products sold toward lower priced lightweight products.

Gross Profit

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Consolidated gross profit	$174,671	45%	$120,503	(5)%	$127,434
As a % of revenues	37%		35%		33%

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

Gross profit for the year ended December 31, 2010 was $174.7 million, or 37% of revenues, compared to $120.5 million, or 35% of revenues, for 2009. The increase in gross profit was primarily the result of higher proppant sales volume, an increase in the average proppant selling price and a full year of operations of Falcon Technologies. Gross profit as a percentage of revenues increased primarily as a result of an increase in the average proppant selling price, lower natural gas costs in the Company’s U.S. manufacturing facilities, and a change in the mix of products sold towards lightweight products, partially offset by higher freight costs.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Consolidated SG&A and other	$55,061	34%	$41,053	2%	$40,351
As a % of revenues	12%		12%		10%

Operating expenses consisted of $52.6 million of SG&A expenses and $2.4 million of other operating expenses for the year ended December 31, 2010 compared to $40.9 million and $0.1 million, respectively, for 2009. The increase in SG&A expenses primarily resulted from a full year of operations of Falcon Technologies in 2010 and higher marketing, research and development spending. Other operating expenses in 2010 consisted of start-up costs of $1.0 million related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the third production line at the Company’s Toomsboro, Georgia facility, an impairment of goodwill of $0.4 million related to the Company’s geotechnical monitoring business and a $1.0 million loss on equipment disposals mainly related to the Company’s U.S. manufacturing facilities. As a percentage of revenues, SG&A and other operating expenses for 2010 were essentially flat compared to last year.

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

Other Income (Expense)

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Consolidated Other Income (Expense)	$(261)	(176)%	$344	(73)%	$1,266

Other income for the year ended December 31, 2010 declined $0.6 million compared to the same period in 2009. This decline is mainly attributed to a $0.3 million increase in foreign currency exchange losses and a $0.3 million decrease in interest income.

Other income for the year ended December 31, 2009 declined $0.9 million compared to the same period in 2008. This decline is mainly attributed to a $0.8 million decrease in foreign currency exchange gains resulting from exchange rate fluctuations between the local reporting currency and the currency in which certain liabilities of the Company’s subsidiary in Russia are denominated. The Company recognizes gains and losses resulting from fluctuations in these currencies as a result of the capital structure of its investment in that country. By the end of 2008, the Company had restructured its investment in Russia thereby reducing income statement exposure to future changes in currency exchange rates.

Income Tax Expense

		Percent		Percent
	2010	Change	2009	Change	2008
	($in thousands)

Income Tax Expense	$40,633	51%	$26,984	(3)%	$27,944
Effective Income Tax Rate	34.0%		33.8%		31.6%

Consolidated income tax expense was $40.6 million, or 34.0% of pretax income, for the year ended December 31, 2010 compared to $27.0 million, or 33.8% of pretax income for 2009. The $13.6 million increase is primarily due to higher pretax income.

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

Discontinued Operations

On August 28, 2008, the Company entered into a definitive agreement to sell its fracture and reservoir diagnostics business, including the Pinnacle name and related trademarks. The resulting gain on sale and operations of this business are presented as discontinued operations. The sale was completed on October 10, 2008 for $142.3 million in cash, net of working capital adjustments. The Company recorded a gain of $44.1 million, which is net of income taxes of $24.4 million. The Company did not record any income from discontinued operations in 2010 or 2009.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $46.7 million compared to cash and cash equivalents of $69.6 million at December 31, 2009. During 2010, the Company generated $91.8 million of cash from operating activities of continuing operations, retained $0.8 million from excess tax benefits relating to stock based compensation, received $0.3 million proceeds from exercised stock options and retained $0.2 million from the effect of exchange rate changes on cash. Uses of cash included $96.5 million for capital expenditures, $17.6 million for the payment of cash dividends and $1.9 million for repurchases of the Company’s common stock. Major capital spending in 2010 included engineering and procurement on a third production line at the Toomsboro facility, construction costs related to the fourth production line at the Toomsboro facility, equipment relating to the resin-coating process at the New Iberia facility, and replacement of various equipment associated with the McIntyre facility.

The Company believes its operating results for 2011 will continue to be influenced by the level of natural gas drilling in North America but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities. Moreover, the North American natural gas rig count appears to have stabilized during 2010. While natural gas prices remain low, a shift in oilfield activity by the Company’s clients to oily, liquids-rich plays is encouraging and demand for the Company’s ceramic proppant is expected to remain high during the year.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 18, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.20 per share to shareholders of the Company’s common stock on February 1, 2011. The dividend is payable on February 15, 2011. The Company estimates its total capital expenditures in 2011 will be between $100.0 million and $110.0 million, which includes costs associated with completion of the previously announced construction of the Company’s fourth production line at its Toomsboro, Georgia facility and a second resin coating line at the Company’s New Iberia facility. The Company anticipates that the projects will be completed by the end of 2011.

The Company has historically maintained an unsecured line of credit of $10.0 million. In January 2010, the Company obtained a new $10.0 million unsecured line of credit with Wells Fargo Bank, N.A., replacing an expired line of credit with another bank. As of December 31, 2010, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2010.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2010:

	Payments due in period
		Less than	1 — 3	3 — 5	More than
	Total	1 year	years	years	5 years
	($ in thousands)

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
— Primarily railroad equipment	30,840	7,330	11,091	6,548	5,871
Purchase obligations:
— Natural gas contracts	58,244	25,157	31,587	1,500	—
— Raw materials contracts	25,239	1,655	6,917	6,667	10,000
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$114,323	$34,142	$49,595	$14,715	$15,871

See Note 6 and Note 15 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2010, the last such contract was due to expire in December 2015.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 15 to the Notes to the Consolidated Financial Statements. Two of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 80% of the respective plants’ requirements for the specified raw materials. One outstanding contract requires the Company to purchase a minimum annual quantity of material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $81.0 million, and the Company has recorded a cumulative foreign currency translation loss of $4.1 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2010.

The Company has a $10.0 million revolving credit agreement with a bank. Under the terms of the agreement, the Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. There were no borrowings outstanding under the agreement at December 31, 2010. The Company does not believe that it has any material exposure to market risk associated with interest rates.

The Company is subject to the risk of market price fluctuations of certain commodities, such as natural gas, and utilizes forward purchase contracts to manage or reduce market risks relating to these costs. The Company does not enter into these transactions for speculative or trading purposes. The Company expects to take delivery of the underlying natural gas and, as such, does not currently believe the market risk exposure on these instruments to be material. As of December 31, 2010, $58.2 million of natural gas forward contracts were outstanding for delivery of gas through 2015.

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

As of December 31, 2010, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, those controls.

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

Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K. The other information required by this Item is incorporated by reference to the portions of the Company’s Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” “Election of Directors,” “Board of Directors, Committees of the Board of Directors and Meeting Attendance,” “Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee.”

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

(a) Exhibits, Financial Statements and Financial Statement Schedules:

1. Consolidated Financial Statements

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-22 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for each of the three years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008

2. Consolidated Financial Statement Schedules

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

Dated: February 25, 2011

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

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 25, 2011

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Ernesto Bautista III Ernesto Bautista III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	February 25, 2011

/s/ James B. Jennings James B. Jennings	Director	February 25, 2011

Signature	Title	Date

/s/ H. E. Lentz, Jr. H. E. Lentz, Jr.	Director	February 25, 2011

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 25, 2011

/s/ Robert S. Rubin Robert S. Rubin	Director	February 25, 2011

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2010, and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 25, 2011

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
	($ in thousands, except per share data)

Current assets:
Cash and cash equivalents	$46,656	$69,557
Trade accounts and other receivables, net	89,531	59,567
Inventories:
Finished goods, net	47,872	48,414
Raw materials and supplies	43,183	31,735

Total inventories	91,055	80,149
Prepaid expenses and other current assets	2,970	2,799
Deferred income taxes	7,443	6,798

Total current assets	237,655	218,870
Property, plant and equipment:
Land and land improvements	14,074	11,326
Land-use and mineral rights	8,041	8,043
Buildings	56,442	44,170
Machinery and equipment	362,286	295,188
Construction in progress	67,551	56,598

Total	508,394	415,325
Less accumulated depreciation and amortization	169,911	144,603

Net property, plant and equipment	338,483	270,722
Goodwill	13,053	13,716
Intangible and other assets, net	10,380	10,104

Total assets	$599,571	$513,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,161	$8,732
Accrued payroll and benefits	12,755	7,513
Accrued freight	5,186	4,988
Accrued utilities	3,523	2,727
Accrued income taxes	113	3,609
Other accrued expenses	7,509	4,889

Total current liabilities	51,247	32,458
Deferred income taxes	26,345	23,638
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none
outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,108,082 and 23,077,183 shares issued and outstanding at
December 31, 2010 and 2009, respectively	231	231
Additional paid-in capital	57,475	54,361
Retained earnings	468,387	407,933
Accumulated other comprehensive loss	(4,114)	(5,209)

Total shareholders’ equity	521,979	457,316

Total liabilities and shareholders’ equity	$599,571	$513,412

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	($ in thousands, except per share data)

Revenues	$473,082	$341,872	$387,828
Cost of sales	298,411	221,369	260,394

Gross profit	174,671	120,503	127,434
Selling, general and administrative expenses	52,635	40,897	37,644
Start-up costs	977	—	1,108
Loss on disposal or impairment of assets	1,449	156	1,599

Operating profit	119,610	79,450	87,083
Other income (expense):
Interest income, net	178	451	491
Foreign currency exchange (loss) gain, net	(96)	(192)	257
Other, net	(343)	85	518

	(261)	344	1,266

Income before income taxes	119,349	79,794	88,349
Income taxes	40,633	26,984	27,944

Income from continuing operations	78,716	52,810	60,405
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	5,784
Gain on disposal of discontinued operations, net of income taxes	—	—	44,127

Net income	$78,716	$52,810	$110,316

Basic earnings per share:
Income from continuing operations	$3.41	$2.27	$2.47
Income from discontinued operations, net of tax	—	—	0.24
Gain on disposal of discontinued operations, net of income taxes	—	—	1.81

Basic earnings per share	$3.41	$2.27	$4.52

Diluted earnings per share:
Income from continuing operations	$3.40	$2.27	$2.46
Income from discontinued operations, net of tax	—	—	0.24
Gain on disposal of discontinued operations, net of income taxes	—	—	1.81

Diluted earnings per share	$3.40	$2.27	$4.51

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	($ in thousands, except per share data)

Balances at January 1, 2008	$245	$108,686	$276,879	$3,629	$389,439
Net income	—	—	110,316	—	110,316
Foreign currency translation adjustment, net of tax benefit of ($3,442)	—	—	—	(6,393)	(6,393)

Comprehensive income					103,923
Exercise of stock options	1	2,556	—	—	2,557
Tax benefit from stock based compensation	—	1,186	—	—	1,186
Stock based compensation	—	3,172	—	—	3,172
Shares repurchased and retired	(10)	(42,140)	(90)	—	(42,240)
Shares surrendered by employees to pay taxes	—	—	(269)	—	(269)
Cash dividends ($0.62 per share)	—	—	(15,234)	—	(15,234)

Balances at December 31, 2008	236	73,460	371,602	(2,764)	442,534
Net income	—	—	52,810	—	52,810
Foreign currency translation adjustment, net of tax of $1,454	—	—	—	(2,445)	(2,445)

Comprehensive income					50,365
Exercise of stock options	1	895	—	—	896
Tax benefit from stock based compensation	—	261	—	—	261
Stock granted under restricted stock plan, net	1	(1)	—	—	—
Stock based compensation	—	2,302	—	—	2,302
Shares repurchased and retired	(7)	(22,556)	—	—	(22,563)
Shares surrendered by employees to pay taxes	—	—	(192)	—	(192)
Cash dividends ($0.70 per share)	—	—	(16,287)	—	(16,287)

Balances at December 31, 2009	231	54,361	407,933	(5,209)	457,316
Net income	—	—	78,716	—	78,716
Foreign currency translation adjustment, net of tax benefit of ($599)	—	—	—	1,095	1,095

Comprehensive income					79,811
Exercise of stock options	—	254	—	—	254
Tax benefit from stock based compensation	—	801	—	—	801
Stock granted under restricted stock plan, net	—	79	—	—	79
Stock based compensation	—	3,192	—	—	3,192
Shares repurchased and retired	—	(1,212)	—	—	(1,212)
Shares surrendered by employees to pay taxes	—	—	(692)	—	(692)
Cash dividends ($0.76 per share)	—	—	(17,570)	—	(17,570)

Balances at December 31, 2010	$231	$57,475	$468,387	$(4,114)	$521,979

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)

Operating activities
Net income	$78,716	$52,810	$110,316
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	—	(5,784)
Depreciation and amortization	27,728	24,905	24,638
Gain on disposal of discontinued operations, net of income taxes	—	—	(44,127)
Provision for doubtful accounts	40	516	72
Deferred income taxes	2,662	573	(5,714)
Excess tax benefits from stock based compensation	(759)	(225)	(375)
Loss on disposal or impairment of assets	1,449	156	1,599
Foreign currency transaction loss (gain), net	96	192	(257)
Stock compensation expense	3,812	2,571	2,052
Changes in operating assets and liabilities:
Trade accounts and other receivables	(29,857)	8,119	(15,515)
Inventories	(10,818)	(14,639)	(13,162)
Prepaid expenses and other current assets	(174)	(606)	(596)
Long-term prepaid expenses	(14)	236	(1,464)
Accounts payable	13,439	(7,971)	234
Accrued expenses	8,160	(529)	1,905
Accrued income taxes, net	(2,695)	(44,058)	22,247

Net cash provided by operating activities of continuing operations	91,785	22,050	76,069

Investing activities
Capital expenditures	(96,566)	(46,127)	(23,343)
Acquisition of BBL Falcon Industries, Ltd.	193	(23,000)	—
Investment in cost-method investee	—	—	(1,000)
Net proceeds from sale of discontinued operations	—	—	142,278
Purchase of short-term investment	(4,989)	—	—
Proceeds from maturity of short-term investment	4,989	—	—

Net cash (used in) provided by investing activities of continuing operations	(96,373)	(69,127)	117,935
Financing activities
Proceeds from bank borrowings	—	—	6,500
Repayments on bank borrowings	—	—	(6,500)
Net proceeds from stock based compensation	254	896	2,557
Dividends paid	(17,570)	(16,287)	(15,234)
Purchase of common stock	(1,904)	(22,755)	(42,509)
Excess tax benefits from stock based compensation	759	225	375

Net cash used in financing activities of continuing operations	(18,461)	(37,921)	(54,811)
Effect of exchange rate changes on cash	148	(262)	(371)
Net cash provided by discontinued operations	—	—	3,699

Net (decrease) increase in cash and cash equivalents	(22,901)	(85,260)	142,521
Cash and cash equivalents at beginning of year	69,557	154,817	12,296

Cash and cash equivalents at end of year	$46,656	$69,557	$154,817

Supplemental cash flow information
Interest paid	$2	$1	$44

Income taxes paid	$40,667	$70,463	$15,305

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. During 2010, the Company began production of resin coated ceramic and resin coated sand proppants. The Company has six production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides the industry’s most popular fracture simulation software, as well as fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.

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

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2010 and 2009 was $1,711 and $2,169, respectively. Other receivables were $1,946 and $2,061 as of December 31, 2010 and 2009, respectively, which related mainly to miscellaneous receivables in China and value added tax receivables in Russia.

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

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are generally determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2010, 2009 and 2008, the Company recognized losses of $1,449, $156 and $1,599, respectively, on disposal or impairment of various assets from continuing operations. The loss on disposal or impairment of assets in 2010 consisted of an impairment of goodwill related to the Company’s geotechnical monitoring business and equipment disposals mainly related to its United States operations while 2009 disposals mainly related to equipment disposals in its China and Russia operations. Disposals in 2008 related to the write-off of a prepayment for the purchase of ceramic proppant from a Chinese proppant manufacturer.

Capitalized Software

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Realization of goodwill is assessed at least annually by management based on the fair value of the respective reporting unit. As a result of changes in business conditions in the geotechnical monitoring business during 2010, the Company recorded an impairment charge of $470 on goodwill associated with that reporting unit. The latest impairment review indicated goodwill related to other reporting units was not impaired.

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2010 related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2008 related to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility idled earlier during 2008. Start-up costs include organizational and administrative costs associated with the facilities as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in selling, general and administrative expenses. The amounts incurred in 2010, 2009 and 2008 were $5,279, $2,902 and $3,130, respectively.

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

New Accounting Pronouncements

Effective January 1, 2010, the Company adopted Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Others-General Intangibles Other than Goodwill”. This ASC topic discusses determination of the useful life of intangible assets and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset. The adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

On August 28, 2008, the Company entered into a definitive agreement to sell a substantial portion of the assets of its wholly-owned subsidiary, Pinnacle Technologies, Inc. (“Pinnacle”). The sale, which included all of the fracture and reservoir diagnostic business, the Pinnacle name and related trademarks, was completed on October 10, 2008 for $142,278 in cash, net of working capital adjustments. The Company recorded a gain of $44,127, net of goodwill of $18,340 allocated to the business sold and income taxes of $24,394. The group of assets sold meets the definition of a component of an entity as defined in ASC Topic 205-20, “Discontinued Operations”. The Company has no continuing involvement in these operations. In accordance with ASC Topic 205, operations associated with these assets have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the accompanying consolidated statements of cash flows. The Company retained the hydraulic fracturing simulation software FracPro®, the hydraulic fracturing design, engineering and consulting business and Applied Geomechanics, Inc., a provider of tiltmeter technology for geotechnical applications. Previously, the Pinnacle assets and operations were presented in the Fracture and Reservoir Diagnostics segment, one of the Company’s two reportable segments. Segment information is no longer presented because the remaining operations do not meet the quantitative thresholds for a reportable segment. Subsequent to the sale, the subsidiary name Pinnacle Technologies, Inc. was changed to StrataGen, Inc.

Revenues and income before income taxes, excluding the gain on disposed assets, from discontinued operations for the year ended December 31, 2008 are as follows:

Revenues	$44,087

Income before income taxes	$9,330

Cash flows from discontinued operations for the year ended December 31, 2008 are as follows:
Operating activities:
Net income	$49,911
Gain on disposal, net of income taxes	(44,127)
Depreciation, amortization and other	3,932
Changes in operating assets and liabilities, net	235

Net cash provided by operating activities	9,951
Investing activities: Capital expenditures and other, net	(6,664)
Financing activities: Excess tax benefits from stock based compensation	412

Net cash provided by discontinued operations	$3,699

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisition of Business

On October 2, 2009 a wholly-owned subsidiary of the Company purchased substantially all of the assets of BBL Falcon Industries, Ltd. (“Falcon”), a supplier of spill prevention and containment systems for the oil and gas industry. The acquisition was made for the purpose of expanding the Company’s product and service offerings to its existing client base. Falcon uses proprietary technology to provide products that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials. The acquisition was accounted for using the purchase method of accounting under ASC Topic 805, “Business Combinations”. The aggregate purchase price of the acquisition was $22,807 in cash. Acquisition costs incurred during 2009 of $608 are reported in Selling, General and Administrative Expenses. The operating results of the acquired company have been included in the consolidated financial statements from the date of acquisition. Goodwill of $8,664 arising in the transaction is deductible for income tax purposes.

Unaudited pro forma revenue, earnings and earnings per share were not materially different from reported results and as such are not presented herein.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,704
Property, plant and equipment	5,892
Intangible assets	6,453
Goodwill arising in the transaction	8,664

24,713
Current liabilities	(1,906)

Net assets acquired	$22,807

4.	Intangible and Other Assets

Following is a summary of intangible and other assets as of December 31:

		2010		2009
	Weighted	Gross	Accumulated	Gross	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Intangibles:
Patents and licenses, software and hardware designs	6 years	$3,562	$1,144	$2,836	$1,294
Developed technology	10 years	2,782	348	2,782	70
Customer relationships and non-compete	9 years	2,838	420	2,838	84
Trademark	Indefinite	833	—	833	—
Other assets		2,277	—	2,263	—

		$12,292	$1,912	$11,552	$1,448

Amortization expense for 2010, 2009 and 2008 was $1,043, $560 and $462, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2015 is $1,067, $1,071, $1,003, $992 and $887, respectively.

Other assets totaling $2,277 and $2,263 at December 31, 2010 and 2009, respectively, mainly consisted of a 6% interest in a Texas-based electronic equipment manufacturing company that was acquired in March 2008 and is

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported under the cost method of accounting and a prepayment for ore reserves and mineral rights to land in Saline County, Arkansas.

5.	Bank Borrowings

The Company replaced its prior credit facility, which expired on December 31, 2009, with a new unsecured revolving credit agreement with a bank. Under the terms of the agreement, dated January 29, 2010, the Company can borrow up to $10,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit. Commitment fees for 2010 were $47. Under the terms of the expired agreement, commitment fees payable quarterly at the annual rate of 0.375% of the unused line of credit were $38 and $37 in 2009 and 2008, respectively.

6.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2010 are as follows:

2011	$7,330
2012	6,187
2013	4,904
2014	3,741
2015	2,807
Thereafter	5,871

Total	$30,840

Leases of railroad equipment generally provide for renewal options for periods from one to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $9,054 in 2010, $7,693 in 2009, and $7,493 in 2008.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009

Deferred tax assets:
Employee benefits	$1,590	$1,265
Inventories	3,834	2,949
Goodwill	2,805	3,295
Other	2,652	2,618

Total deferred tax assets	10,881	10,127

Deferred tax liabilities:
Depreciation	28,274	26,630
Foreign earnings	1,509	337

Total deferred tax liabilities	29,783	26,967

Net deferred tax liabilities	$18,902	$16,840

Foreign earnings in the table above are presented net of foreign tax credits of $2,494 and $2,942 as of December 31, 2010 and 2009, respectively, which are expected to be utilized upon repatriation of the foreign earnings.

Significant components of the provision for income taxes from continuing operations for the years ended December 31 are as follows:

	2010	2009	2008

Current:
Federal	$34,061	$23,712	$30,626
State	3,303	2,080	2,072
Foreign	607	619	960

Total current	37,971	26,411	33,658
Deferred	2,662	573	(5,714)

	$40,633	$26,984	$27,944

In China, the Company benefited from a full income tax holiday from the inception of that business through 2004 and a partial tax holiday from 2005 through 2008. However, provision has been made for deferred U.S. income taxes on all foreign earnings based on the Company’s intent to repatriate foreign earnings. The reconciliation of

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

U.S. statutory rate	$41,772	35.0%	$27,928	35.0%	$30,922	35.0%
State income taxes, net of federal tax benefit	2,148	1.8	1,351	1.7	1,100	1.2
Mining depletion	(1,227)	(1.0)	(898)	(1.1)	(1,865)	(2.1)
Section 199 Manufacturing Benefit, ETI Exclusion and other	(2,060)	(1.8)	(1,397)	(1.8)	(2,213)	(2.5)

	$40,633	34.0%	$26,984	33.8%	$27,944	31.6%

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

The Company had a recorded reserve of $227 associated with uncertain tax positions as of December 31, 2010 and there were no significant changes to the recorded reserve during 2010. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. The 2005 through 2009 tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

Income tax expense included in discontinued operations for the year ended December 31, 2008 is as follows:

Income from discontinued operations	$3,546
Gain on disposal of discontinued operations	24,394

Total	$27,940

8.	Shareholders’ Equity

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

On January 18, 2011, the Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on February 15, 2011 to shareholders of record on February 1, 2011.

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

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of December 31, 2010, 670,621 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.

The Company also had a Director Deferred Fee Plan (the “Plan”), which terminated on January 19, 2010, that permitted non-employee directors of the Company to defer receipt of cash compensation for service as a director and to receive those fees in the form of the Company’s Common Stock on a specified later date that was on or after the director’s retirement from the Board of Directors. As of December 31, 2010, a total of 4,059 shares were reserved for future issuance in payment of $171 of deferred fees under the Plan by electing directors. These shares were issued in January 2011.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity and related information for the year ended December 31, 2010 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2010	13,425	$28.59
Granted	—	—
Exercised	(7,525)	$33.72
Forfeited	—	—

Outstanding at December 31, 2010	5,900	$22.04	$481

Exercisable at December 31, 2010	5,900	$22.04	$481

As of December 31, 2010, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at December 31, 2010 was 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $250, $944, and $3,622, respectively.

A summary of restricted stock activity and related information for the year ended December 31, 2010 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	139,391	$38.88
Granted	54,950	$68.80
Vested	(56,682)	$37.77
Forfeited	(3,383)	$54.15

Nonvested at December 31, 2010	134,276	$51.20

As of December 31, 2010, there was $3,701 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2009 and 2008 was $38.91 and $37.33, respectively. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $2,141, $1,978 and $3,012, respectively.

During October 2008, in connection with the sale of Pinnacle assets, restricted stock vesting was accelerated for certain Pinnacle employees transferring employment to Halliburton. Vesting of 26,000 restricted shares accelerated on October 10, 2008, resulting in accelerated compensation cost of $588, which is included in the gain on sale of discontinued operations.

The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to SARs or

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phantom shares. As of December 31, 2010, there were 18,895 units of phantom shares granted under the plans, of which 7,796 have vested and 790 have been forfeited, with a total value of $1,067, the vested portion of which is recorded as a liability within Accrued Payroll and Benefits.

10.	Earnings Per Share

ASC Topic 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s outstanding non-vested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2010	2009	2008

Numerator for basic and diluted earnings per share:
Income from continuing operations	$78,716	$52,810	$60,405
Effect of reallocating undistributed earnings of participating securities	(485)	(304)	(289)
Income from discontinued operations, net of tax	—	—	5,784
Gain on disposal of discontinued operations, net of tax	—	—	44,127

Net income available to common shares	$78,231	$52,506	$110,027

Denominator:
Denominator for basic earnings per share — weighted-average shares	22,969,360	23,097,105	24,373,007
Effect of dilutive securities:
Employee stock options (See Note 9)	3,802	8,723	39,995
Deferred stock awards (See Note 9)	4,034	5,864	4,585

Dilutive potential common shares	7,836	14,587	44,580

Denominator for diluted earnings per share — adjusted weighted-average shares	22,977,196	23,111,692	24,417,587

Basic earnings per share:
Income from continuing operations	$3.41	$2.27	$2.47
Income from discontinued operations, net of tax	—	—	0.24
Gain on disposal of discontinued operations, net of tax	—	—	1.81

Basic earnings per share	$3.41	$2.27	$4.52

Diluted earnings per share:
Income from continuing operations	$3.40	$2.27	$2.46
Income from discontinued operations, net of tax	—	—	0.24
Gain on disposal of discontinued operations, net of tax	—	—	1.81

Diluted earnings per share	$3.40	$2.27	$4.51

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Operating Results — (Unaudited)

Quarterly results for the years ended December 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2010
Revenues	$123,449	$111,532	$118,517	$119,584
Gross profit	42,565	41,241	44,499	46,366
Income from continuing operations	18,992	18,734	20,175	20,815
Earnings per basic share:
Income from continuing operations	$0.82	$0.81	$0.87	$0.90
Earnings per diluted share:
Income from continuing operations	$0.82	$0.81	$0.87	$0.90
2009
Revenues	$90,642	$69,322	$91,783	$90,125
Gross profit	35,984	23,192	32,271	29,056
Income from continuing operations	16,428	9,387	14,402	12,593
Earnings per basic share:
Income from continuing operations	$0.70	$0.41	$0.62	$0.55
Earnings per diluted share:
Income from continuing operations	$0.70	$0.41	$0.62	$0.55

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

12.	Sales to Customers

The following schedule presents customers from whom the Company derived 10% or more of total revenues for the years ended December 31:

	Major Customers
	A	B	C

2010	15.0%	37.5%	*
2009	27.5%	34.3%	11.1%
2008	30.9%	25.3%	15.3%

*	Less than 10 percent.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2010	2009	2008

Long-lived assets:
United States	$294,368	$222,572	$192,305
International (primarily China and Russia)	46,391	50,413	55,097

Total	$340,759	$272,985	$247,402

Revenues outside the United States accounted for 23%, 24% and 29% of the Company’s revenues for 2010, 2009 and 2008, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2010	2009	2008

Revenues:
United States	$365,346	$258,453	$273,805
Canada	28,926	22,062	42,233
Other international	78,810	61,357	71,790

Total	$473,082	$341,872	$387,828

14.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2010	2009	2008

Contributions:
Profit sharing	$1,606	$1,031	$1,289
Savings	847	732	1,020

	$2,453	$1,763	$2,309

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

15.	Commitments

In 2003, the Company entered into a new agreement with an existing supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was seven years commencing January 1, 2004 and required the Company to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula, Alabama, plant at specified contract prices. For the years ended December 31, 2010, 2009, and 2008, the Company purchased from the supplier $3,603, $3,646 and $3,891, respectively, of kaolin under the agreement. This agreement expired December 31, 2010. Effective January 1, 2011, the Company entered into a new agreement with another one of the Company’s existing suppliers. The term of the agreement is three years, with options to extend for an additional six years, and requires the Company to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula plant at specified contract prices.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement, which commenced on January 1, 2003, and remains in effect until such time as all Company-owned minerals have been depleted, requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. For the years ended December 31, 2010, 2009 and 2008, the Company purchased $1,687, $182 and $810, respectively, of kaolin under the agreement.

In October 2008, the Company entered into a ten-year agreement, with options to extend for an additional ten years, to purchase a minimum of 40,000 tons of uncalcined bauxite each year during the first three years of the agreement. Thereafter, the minimum required purchase increases to 70,000 tons annually. The bauxite is purchased at specified contract prices. For the years ended December 31, 2010, 2009 and 2008, the Company purchased $1,400, $842 and $663, respectively, of bauxite under the agreement.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement, which was automatically renewed for an additional three years, expired in 2010. The ten-year agreement requires the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2010, 2009 and 2008, the Company purchased $2,834, $2,527 and $1,007, respectively, of material under these agreements.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. This 2008 agreement supersedes and replaces the prior lease agreement dated November 1, 2003. Pursuant to the 2008 agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentives. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $236,603 at December 31, 2010) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2010, the Company had natural gas contracts totaling $25,157, $19,962, $11,625, $750 and $750 for years ended 2011, 2012, 2013, 2014 and 2015, respectively.

16.	Employment Agreements

The Company has an employment agreement through December 31, 2011 with its President and Chief Executive Officer. The agreement, as amended on October 31, 2008, provides for an annual base salary and incentive bonus. If the President and Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the amended agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Foreign Currencies

As of December 31, 2010, the Company’s net investment that is subject to foreign currency fluctuations totaled $81,043 and the Company has recorded a cumulative foreign currency translation loss of $4,114, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

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

In January 2011, the Company awarded 53,740 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $5,560, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the three-year vesting period.

In January 2011, the Company awarded 2,670 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $276.

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19,1996)
3.2		Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to exhibit 3.1 of the registrant’s Form 8-K Current Report filed March 20, 2009)
4.1		Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to exhibit 4.1 of the registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)
4.2		Rights Agreement dated as of February 13, 2002 (incorporated by reference to exhibit 1 of the registrant’s Form 8-A12B filed on February 25, 2002)
4.3		Certificate of Designations of Series A Preferred Stock (incorporated by reference to exhibit 2 of the registrant’s Form 8-A Registration Statement No. 001-15903 filed February 25, 2002)
10.1		Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)
10.2		Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining and Land Co. (incorporated by reference to exhibit 10.8 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2002)
10.3		Addendum to Mining Agreement dated as of November 10, 2009 between CARBO Ceramics Inc. and Arcilla Mining and Land Co.
*10	.4	CARBO Ceramics Inc. Incentive Compensation Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.5	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 99.2 of the registrant’s Form 8-K Current Report filed January 24, 2005)
*10	.6	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.7	CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 99.1 of the registrant’s Form 8-K Current Report filed December 19, 2005)
*10	.8	Amendment No. 1 to CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the period ended September 30, 2008)
*10	.9	Amendment No. 2 to CARBO Ceramics Inc. Director Deferred Fee Plan (incorporated by reference to exhibit 10.11 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2009)
*10	.10	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed April 24, 2006)
*10	.11	Form of Officer Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report filed for the period ending June 30, 2009)
*10	.12	Amended and Restated Employment Agreement dated as of October 31, 2008 between CARBO Ceramics Inc. and Gary Kolstad (incorporated by reference to exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)
*10	.13	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of March 19, 2010, by and between Gary A. Kolstad and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2010)
*10	.14	Corporate and Proppant Incentive Compensation Plan for Key Employees (effective January 1, 2009) (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 26, 2009)
10.15		Acquisition Agreement dated as of August 28, 2008 between Pinnacle Technologies, Inc., CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed on September 4, 2008)
10.16		Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to exhibit 10.3 of the registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)

10.17		Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed December 30, 2008)
10.18		Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.2 of the registrant’s Form 8-K Current Report filed December 30, 2008)
*10	.19	CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.20	Form of Officer Restricted Stock Award Agreement for Omnibus Incentive Plan
*10	.21	Form of Non-Employee Director Restricted Stock Award Agreement for Omnibus Incentive Plan
*10	.22	Form of Performance-Based Cash Award Agreement for Omnibus Incentive Plan (incorporated by reference to exhibit 10.4 of the registrant’s Form 8-K Current Report filed May 21, 2009)
*10	.23	Description of Annual Non-Employee Director Stock Grants (incorporated by reference to exhibit 10.1 of the registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010)
*10	.24	Form of Relocation Policy (incorporated by reference to exhibit 10.2 of the registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2009)
*10	.25	CARBO Ceramics Inc. Omnibus Incentive Plan Annual Incentive Arrangement (incorporated by reference to exhibit 10.1 of the registrant’s Form 8-K Current Report filed January 21, 2010)
10.26		Consulting Agreement dated as of February 27, 2009 between CARBO Ceramics Inc. and Paul Vitek (incorporated by reference to exhibit 10.26 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2009)
10.27		Office Lease dated as of January 20, 2009 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.27 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2009)
10.28		Amendment Number #1 to Office Lease dated as of January 15, 2010 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to exhibit 10.28 of the registrant’s Form10-K Annual Report for the year ended December 31, 2009)
10.29		Credit Agreement, dated as of January 29, 2010, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K Current Report filed February 4, 2010).
21		Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2		Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Mine Safety Disclosure

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.