Form 10-Q
period 2011-03-31
CARBO CERAMICS INC
filed 2011-05-05
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of April 25, 2011, 23,162,193 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.
Index to Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARBO CERAMICS INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$54,359	$46,656
Trade accounts and other receivables, net	107,752	89,531
Inventories:
Finished goods, net	46,834	47,872
Raw materials and supplies	44,910	43,183

Total inventories	91,744	91,055
Prepaid expenses and other current assets	3,732	2,970
Deferred income taxes	7,601	7,443

Total current assets	265,188	237,655
Property, plant and equipment:
Land and land improvements	14,079	14,074
Land-use and mineral rights	8,573	8,041
Buildings	57,965	56,442
Machinery and equipment	372,795	362,286
Construction in progress	78,141	67,551

Total	531,553	508,394
Less accumulated depreciation and amortization	177,601	169,911

Net property, plant and equipment	353,952	338,483
Goodwill	12,164	13,053
Intangible and other assets, net	9,195	10,380

Total assets	$640,499	$599,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,797	$22,161
Accrued income taxes	12,752	113
Dividends payable	4,632	—
Other accrued expenses	25,205	28,973

Total current liabilities	64,386	51,247
Deferred income taxes	27,994	26,345
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,162,193 and 23,108,082 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	231	231
Additional paid-in capital	59,895	57,475
Retained earnings	488,511	468,387
Accumulated other comprehensive loss	(518)	(4,114)

Total shareholders’ equity	548,119	521,979

Total liabilities and shareholders’ equity	$640,499	$599,571

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF INCOME
($ in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues	$150,830	$123,449
Cost of sales	88,774	80,884

Gross profit	62,056	42,565
Selling, general and administrative expenses	14,287	13,635
Start-up costs	—	135
Loss on disposal or impairment of assets	1,679	3

Operating profit	46,090	28,792

Other income (expense):
Interest income, net	44	33
Foreign currency exchange (loss) gain, net	(188)	36
Other, net	(77)	(123)

	(221)	(54)

Income before income taxes	45,869	28,738
Income taxes	15,705	9,746

Net income	$30,164	$18,992

Earnings per share:
Basic	$1.30	$0.82

Diluted	$1.30	$0.82

Other information:
Dividends declared per common share (see Note 4)	$0.40	$0.36

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating activities
Net income	$30,164	$18,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,180	6,734
Deferred income taxes	1,272	208
Excess tax benefits from stock based compensation	(1,228)	(567)
Loss on disposal or impairment of assets	1,679	3
Foreign currency transaction loss (gain), net	188	(36)
Stock compensation expense	1,359	925
Changes in operating assets and liabilities:
Trade accounts and other receivables	(17,907)	(13,629)
Inventories	118	4,495
Prepaid expenses and other current assets	(722)	618
Long-term prepaid expenses	433	(13)
Accounts payable	(377)	4,801
Accrued expenses	(4,108)	13
Accrued income taxes, net	13,880	6,530

Net cash provided by operating activities	32,931	29,074

Investing activities
Capital expenditures	(21,568)	(14,862)
Acquisition of BBL Falcon Industries, Ltd.	—	193

Net cash used in investing activities	(21,568)	(14,669)

Financing activities
Net proceeds from stock based compensation	76	—
Dividends paid	(4,632)	(4,163)
Purchase of common stock	(776)	(563)
Excess tax benefits from stock based compensation	1,228	567

Net cash used in financing activities	(4,104)	(4,159)

Effect of exchange rate changes on cash	444	172

Net increase in cash and cash equivalents	7,703	10,418
Cash and cash equivalents at beginning of period	46,656	69,557

Cash and cash equivalents at end of period	$54,359	$79,975

Supplemental cash flow information

Interest paid	$—	$—

Income taxes paid	$553	$3,008

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2010.
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
Loss on Disposal or Impairment of Assets
     Loss on disposal or impairment of assets of $1,679 during the quarter ended March 31, 2011 consists primarily of a $890 impairment of goodwill related to the Company’s geotechnical monitoring business and a $760 write-down of a 6% interest in an investment accounted for under the cost method, as a result of the sale of the business by majority shareholders.
2. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended
	March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$30,164	$18,992
Effect of reallocating undistributed earnings of participating securities	(176)	(121)

Net income available under the two-class method	$29,988	$18,871

Denominator:
Denominator for basic earnings per share— weighted-average shares	23,014,530	22,967,485
Effect of dilutive securities:
Employee stock options (See Note 6)	1,302	5,701
Deferred stock awards (See Note 6)	—	4,017

Dilutive potential common shares	1,302	9,718

Denominator for diluted earnings per share— adjusted weighted-average shares	23,015,832	22,977,203

Basic earnings per share	$1.30	$0.82

Diluted earnings per share	$1.30	$0.82

3. Common Stock Repurchase Program
     On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this plan during the first quarter of 2011. As of March 31, 2011, the Company has repurchased and retired 1,762,576 shares at an aggregate price of $65,925.
4. Dividends Paid
     On January 18, 2011, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on February 1, 2011. The dividend was paid on February 15, 2011. On March 22, 2011, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on May 2, 2011. The dividend is payable on May 16, 2011 and is presented in Current Liabilities at March 31, 2011.
5. Comprehensive Income
     The following table sets forth the components of comprehensive income:

	Three months ended
	March 31,
	2011	2010
Net income	$30,164	$18,992
Foreign currency translation adjustment	3,596	1,288

Comprehensive income	$33,760	$20,280

     The foreign currency translation adjustment for the three months ended March 31, 2011 and 2010 is net of deferred income tax expense of $219 and none, respectively.
6. Stock Based Compensation
     The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of March 31, 2011, 615,684 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.
     The Company also had a Director Deferred Fee Plan (the “Plan”), which terminated on January 19, 2010, that permitted non-employee directors of the Company to defer receipt of cash compensation for service as a director and to receive those fees in the form of the Company’s Common Stock on a specified later date that was on or after the director’s retirement from the Board of Directors. In January 2011, a total of 4,058 shares were issued in full payment of $171 of deferred fees remaining under the Plan to electing directors.
     A summary of stock option activity and related information for the three months ended March 31, 2011 is presented below:

		Weighted-	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at January 1, 2011	5,900	$22.04
Granted	—	—
Exercised	(3,475)	$21.83
Forfeited	—	—

Outstanding at March 31, 2011	2,425	$22.35	$288

Exercisable at March 31, 2011	2,425	$22.35	$288

     As of March 31, 2011, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at March 31, 2011 was 1.5 years. The total intrinsic value of options exercised during the three months ended March 31, 2011 was $346.
     A summary of restricted stock activity and related information for the three months ended March 31, 2011 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2011	134,276	$51.20
Granted	54,740	$104.07
Vested	(52,153)	$46.83
Forfeited	(899)	$68.74

Nonvested at March 31, 2011	135,964	$74.05

     As of March 31, 2011, there was $7,724 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three months ended March 31, 2011 was $2,442.
     The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to outstanding SARs or phantom shares. As of March 31, 2011, there were 21,565 units of phantom shares granted under the plans, of which 11,026 have vested and 790 have been forfeited, with a total value of $1,376, the vested portion of which is recorded as a liability within Other Accrued Expenses.
7. Bank Borrowings
     The Company has an unsecured revolving credit agreement with a bank. Under the terms of the agreement, dated January 29, 2010, the Company can borrow up to $10,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit.

8. Foreign Currencies
     As of March 31, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $85,057 and the Company has recorded a cumulative foreign currency translation loss of $518, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.
9. New Accounting Pronouncements
     The Company continually assesses any new accounting pronouncements to determine their applicability. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
     In December 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.
     In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Business
The Company generates revenue primarily through the sale of products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company recently commenced the sale of resin-coated sand, which is an alternative to both ceramic proppant and raw frac sand, in order to broaden its proppant suite of products. The Company also provides the industry’s most popular fracture simulation software FracPro®, as well as fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.
Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2010). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2010, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2010. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2010.
Results of Operations
Three Months Ended March 31, 2011
Revenues. Revenues of $150.8 million for the first quarter of 2011 increased 22% compared to $123.4 million for the same period in 2010. The increase is mainly attributed to an 8% increase in proppant sales volume, an increase in the average proppant selling price as a result of price increases and an increase in revenues of Falcon Technologies. Worldwide proppant sales volume totaled 399 million pounds in the first three months of 2011 compared to 370 million pounds for the same period in 2010. North American (defined as Canada and the U.S.) sales volume increased 11% due primarily to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. North American proppant volumes were also favorably impacted by the availability of additional product from the Company’s recently completed third manufacturing line in Toomsboro, Georgia and increases in sales of CARBOBond® resin-coated sand and ceramic proppant that meets standards published by the American Petroleum Institute (“API”) and the International Organization for Standardization (“ISO”) manufactured on an outsourced basis. International (excluding Canada) sales volume decreased 8% primarily due to decreases in Mexico, Africa, and the Middle East partially offset by increases in China and Russia. The average selling price per pound of all proppant was $0.351 during the first quarter of 2011 compared to $0.313 for the same period in 2010.
Gross Profit. Gross profit for the first quarter of 2011 was $62.1 million, or 41% of revenues, compared to $42.6 million, or 34% of revenues, for the first quarter of 2010. The increase in gross profit was primarily the result of an increase in the average proppant selling price, higher proppant sales volume, and the contribution of Falcon Technologies. Gross profit as a percentage of revenues increased primarily as a result of an increase in the average proppant selling price, a change in the mix of products sold towards lightweight products, and lower natural gas costs in the Company’s U.S. manufacturing facilities, partially offset by higher freight costs.
Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $14.3 million for the first quarter of 2011 compared to $13.6 million for the first quarter of 2010. As a percentage of revenues, SG&A expenses decreased to 9.5% in 2011 compared to 11.0% for the first quarter of 2010. The increase in SG&A expenses primarily resulted from higher marketing, research and development spending. Loss on disposal or impairment of assets of $1.7 million in 2011 is attributed to a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders.

Other Income (Expense). Other expense for the first quarter of 2011 increased $0.2 million compared to the same period in 2010. This increase is mainly attributed to losses resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.
Income Tax Expense. Income tax expense was $15.7 million, or 34.2% of pretax income, for the first quarter of 2011 compared to $9.7 million, or 33.9% of pretax income, for the same period last year. The $6.0 million increase is primarily due to higher pre-tax income.
Liquidity and Capital Resources
At March 31, 2011, the Company had cash and cash equivalents of $54.4 million compared to cash and cash equivalents of $46.7 million at December 31, 2010. During the first quarter of 2011, the Company generated $32.9 million of cash from operating activities, retained $1.2 million from excess tax benefits relating to stock based compensation, received $0.1 million proceeds from exercised stock options and retained $0.4 million from the effect of exchange rate changes on cash. Uses of cash included $21.5 million for capital expenditures, $4.6 million for the payment of cash dividends and $0.8 million for repurchases of the Company’s common stock made in connection with the payment of payroll-related taxes upon the vesting of restricted stock awards.
The Company believes its operating results for the remainder of 2011 will continue to be influenced by the level of oil and natural gas drilling in North America. While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays will likely keep industry activity at high levels for the remainder of 2011. This, in turn, should provide the Company with continued opportunity with respect to the demand for its proppant. The Company expects to support this demand by pursuing capacity increases in both ceramic and resin-coated sand proppant. During periods of high demand, and at the request of its customers, the Company may also continue to engage in the sale of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis.
Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 22, 2011, the Board of Directors declared a cash dividend of $0.20 per common share, or $4.6 million in the aggregate, to shareholders of record on May 2, 2011. That dividend is payable on May 16, 2011. The Company estimates its total capital expenditures for the remainder of 2011 will be between $85 million and $95 million. Capital expenditures for the remainder of 2011 are expected to include costs associated with completion of the previously announced construction of the Company’s fourth production line at its Toomsboro, Georgia facility and a second resin coating line at the Company’s New Iberia facility. The Company anticipates that both projects will be completed by the end of 2011.
The Company maintains an unsecured line of credit of $10.0 million with Wells Fargo Bank, N.A. As of March 31, 2011, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 31, 2011.
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
Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our annual report on Form 10-K for the fiscal year ended December 31, 2010 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $85.1 million and the Company has recorded a cumulative foreign currency translation loss of $0.5 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2011.
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
As of March 31, 2011, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
				Number of
			Total Number of	Shares that May
	Total Number	Average	Shares Purchased	Yet be Purchased
	of Shares	Price Paid	as Part of Publicly	Under the
Period	Purchased	per Share	Announced Plan	Plan(1)

01/01/11 to 01/31/11	7,488 (2)	$103.67	—	237,424
02/01/11 to 02/28/11	—	$—	—	237,424
03/01/11 to 03/31/11	—	$—	—	237,424

Total	7,488		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURE
Our U.S. manufacturing facilities process mined minerals, and therefore are viewed as mine operations subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following exhibits are filed as part of the Quarterly Report on Form 10-Q:
10.1	Amendment No. 1 to the Proppant Supply Agreement, dated February 28, 2011, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission).

10.2	Description of modification to Annual Non-Employee Director Stock Grants

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.
/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: May 5, 2011

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 1 to the Proppant Supply Agreement, dated February 28, 2011, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission).

10.2	Description of modification to Annual Non-Employee Director Stock Grants

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.