Form 10-Q
period 2011-06-30
CARBO CERAMICS INC
filed 2011-08-01
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 25, 2011, 23,162,332 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,250	$46,656
Trade accounts and other receivables, net	104,326	89,531
Inventories:
Finished goods, net	59,193	47,872
Raw materials and supplies	46,250	43,183

Total inventories	105,443	91,055
Prepaid expenses and other current assets	5,265	2,970
Prepaid income taxes	2,746	—
Deferred income taxes	7,925	7,443

Total current assets	278,955	237,655
Property, plant and equipment:
Land and land improvements	14,080	14,074
Land-use and mineral rights	8,592	8,041
Buildings	58,258	56,442
Machinery and equipment	374,524	362,286
Construction in progress	92,439	67,551

Total	547,893	508,394
Less accumulated depreciation and amortization	185,614	169,911

Net property, plant and equipment	362,279	338,483
Goodwill	12,164	13,053
Intangible and other assets, net	9,180	10,380

Total assets	$662,578	$599,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,635	$22,161
Accrued income taxes	—	113
Other accrued expenses	32,292	28,973

Total current liabilities	51,927	51,247
Deferred income taxes	30,543	26,345
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,162,332 and 23,108,082 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	232	231
Additional paid-in capital	61,133	57,475
Retained earnings	518,416	468,387
Accumulated other comprehensive income (loss)	327	(4,114)

Total shareholders’ equity	580,108	521,979

Total liabilities and shareholders’ equity	$662,578	$599,571

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$149,669	$111,532	$300,499	$234,981
Cost of sales	87,551	70,291	176,325	151,175

Gross profit	62,118	41,241	124,174	83,806
Selling, general and administrative expenses	15,845	12,050	30,132	25,685
Start-up costs	—	384	—	519
(Gain) loss on disposal or impairment of assets	(30)	8	1,649	11

Operating profit	46,303	28,799	92,393	57,591

Other income (expense):
Interest income, net	56	41	100	74
Foreign currency exchange (loss) gain, net	(126)	(23)	(314)	13
Other, net	(53)	(93)	(130)	(216)

	(123)	(75)	(344)	(129)

Income before income taxes	46,180	28,724	92,049	57,462
Income taxes	16,236	9,990	31,941	19,736

Net income	$29,944	$18,734	$60,108	$37,726

Earnings per share:
Basic	$1.29	$0.81	$2.60	$1.63

Diluted	$1.29	$0.81	$2.60	$1.63

Other information:
Dividends declared per common share (See Note 4)	$—	$—	$0.40	$0.36

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities
Net income	$60,108	$37,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,487	13,330
Deferred income taxes	2,905	761
Excess tax benefits from stock based compensation	(1,270)	(639)
Loss on disposal or impairment of assets	1,649	11
Foreign currency transaction loss (gain), net	314	(13)
Stock compensation expense	2,795	1,896
Changes in operating assets and liabilities:
Trade accounts and other receivables	(14,291)	(7,755)
Inventories	(13,293)	2,426
Prepaid expenses and other current assets	(2,242)	(1,153)
Long-term prepaid expenses	447	(14)
Accounts payable	(2,583)	9,834
Accrued expenses	2,689	309
Accrued income taxes, net	(1,576)	(2,863)

Net cash provided by operating activities	52,139	53,856

Investing activities
Capital expenditures	(37,468)	(36,294)
Acquisition of BBL Falcon Industries, Ltd.	—	193
Purchase of short-term investment	—	(4,989)

Net cash used in investing activities	(37,468)	(41,090)

Financing activities
Net proceeds from stock based compensation	76	194
Dividends paid	(9,264)	(8,326)
Purchase of common stock	(814)	(1,858)
Excess tax benefits from stock based compensation	1,270	639

Net cash used in financing activities	(8,732)	(9,351)

Effect of exchange rate changes on cash	655	(326)

Net increase in cash and cash equivalents	6,594	3,089
Cash and cash equivalents at beginning of period	46,656	69,557

Cash and cash equivalents at end of period	$53,250	$72,646

Supplemental cash flow information

Interest paid	$—	$—

Income taxes paid	$30,611	$21,839

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

Disposal or Impairment of Assets

During the three month period ended March 31, 2011, the Company recorded a $890 impairment of goodwill related to the Company’s geotechnical monitoring business and a $760 write-down of a 6% interest in an investment accounted for under the cost method, as a result of the sale of the business by majority shareholders.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Numerator for basic and diluted earnings per share:
Net income	$29,944	$18,734	$60,108	$37,726
Effect of reallocating undistributed earnings of participating securities	(174)	(117)	(350)	(238)

Net income available under the two-class method	$29,770	$18,617	$59,758	$37,488

Denominator:
Denominator for basic earnings per share— weighted-average shares	23,027,104	22,971,383	23,020,851	22,969,445
Effect of dilutive securities:
Employee stock options (See Note 6)	1,346	3,527	1,324	4,614
Deferred stock awards (See Note 6)	—	4,028	—	4,023

Dilutive potential common shares	1,346	7,555	1,324	8,637

Denominator for diluted earnings per share— adjusted weighted-average shares	23,028,450	22,978,938	23,022,175	22,978,082

Basic earnings per share	$1.29	$0.81	$2.60	$1.63

Diluted earnings per share	$1.29	$0.81	$2.60	$1.63

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the six months ended June 30, 2011, the Company did not repurchase any shares under this plan. As of June 30, 2011, the Company has repurchased and retired 1,762,576 shares at an aggregate price of $65,925.

4. Dividends Paid

On March 22, 2011, the Board of Directors declared a cash dividend of $0.20 per common share payable to shareholders of record on May 2, 2011. The dividend was paid on May 16, 2011. On July 19, 2011, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on August 1, 2011. This dividend is payable on August 15, 2011.

5. Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Net income	$29,944	$18,734	$60,108	$37,726
Foreign currency translation adjustment	845	(3,051)	4,441	(1,763)

Comprehensive income	$30,789	$15,683	$64,549	$35,963

The foreign currency translation adjustment for the three months ended June 30, 2011 and 2010 is net of deferred income tax expense of $591 and none, respectively. For the six months ended June 30, 2011 and 2010, the foreign currency translation adjustment is net of deferred income tax expense of $810 and none, respectively.

6. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of June 30, 2011, 615,186 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.

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

A summary of stock option activity and related information for the six months ended June 30, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,900	$22.04
Granted	—	—
Exercised	(3,475)	$21.83
Forfeited	—	—

Outstanding at June 30, 2011	2,425	$22.35	$341

Exercisable at June 30, 2011	2,425	$22.35	$341

As of June 30, 2011, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at June 30, 2011 was 1.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2011 was $346.

A summary of restricted stock activity and related information for the six months ended June 30, 2011 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1, 2011	134,276	$ 51.20
Granted	54,740	$104.07
Vested	(53,321)	$ 47.01
Forfeited	(2,006)	$ 75.91

Nonvested at June 30, 2011	133,689	$ 74.15

As of June 30, 2011, there was $6,684 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the six months ended June 30, 2011 was $2,507.

The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to outstanding SARs or phantom shares. As of June 30, 2011, there were 21,565 units of phantom shares granted under the plans, of which 12,153 have vested and 790 have been forfeited, with a total value of $1,405, the vested portion of which is recorded as a liability within Other Accrued Expenses.

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

8. Foreign Currencies

As of June 30, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $88,497 and the Company has recorded cumulative foreign currency translation income of $327, net of deferred income tax expense. This cumulative translation income is included in Accumulated Other Comprehensive Income (Loss).

9. New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

Results of Operations

Three Months Ended June 30, 2011

Revenues. Revenues of $149.7 million for the quarter ended June 30, 2011 increased 34% compared to $111.5 million in revenues for the same period in 2010. The increase is mainly attributed to a 23% increase in proppant sales volume and an increase in the average proppant selling price as a result of price increases. Worldwide proppant sales volume totaled 387 million pounds for the second quarter of 2011 compared to 314 million pounds for the second quarter of 2010. North American (defined as Canada and the U.S.) sales volume increased 26% largely driven by an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. North American proppant volumes were also favorably impacted by the availability of additional product from the Company’s recently completed third manufacturing line in Toomsboro, Georgia and increases in sales of other proppants, including CARBOBond® resin-coated sand and ceramic proppant that meets standards published by the American Petroleum Institute (“API”) and the International Organization for Standardization (“ISO”) manufactured on an outsourced basis. International (excluding Canada) sales volume increased 10% primarily due to increased sales volumes in China. The average selling price per pound of ceramic proppant was $0.356 during the second quarter of 2011 compared to $0.322 for the same period in 2010.

Gross Profit. Gross profit for the second quarter of 2011 was $62.1 million, or 42% of revenues, compared to $41.2 million, or 37% of revenues, for the second quarter of 2010. The increase in gross profit, as well as gross profit as a percentage of revenues, were primarily the result of higher proppant sales volumes, an increase in the average proppant selling price, a change in product mix and greater contribution from the Company’s other business units, partially offset by an increase in freight costs.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $15.8 million for the second quarter of 2011 compared to $12.1 million for the same period in 2010. As a percentage of revenues, SG&A expenses decreased to 10.6% compared to 10.8% for the second quarter of 2010. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending needed to support revenue growth. Start-up costs of $0.4 million in 2010 related to start-up of a resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility.

Income Tax Expense. Income tax expense was $16.2 million, or 35.2% of pretax income, for the second quarter of 2011 compared to $10.0 million, or 34.8% of pretax income, for the same period last year. The $6.2 million increase is primarily due to higher pre-tax income.

Six Months Ended June 30, 2011

Revenues. Revenues of $300.5 million for the six months ended June 30, 2011 increased 28% compared to $235.0 million in revenues for the same period in 2010. Revenues increased primarily due to a 15% increase in proppant sales volume, an increase in the average proppant selling price as a result of price increases and an increase in revenues of Falcon Technologies. Worldwide proppant sales volume totaled 785 million pounds in the first six months of 2011 compared to 684 million pounds for the same period in 2010. North American (defined as Canada and the U.S.) sales volume increased 18% due primarily to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. North American proppant volumes were also favorably impacted by the availability of additional product from the Company’s recently completed third manufacturing line in Toomsboro, Georgia and increases in sales of other proppants, including CARBOBond® resin-coated sand and ceramic proppant that meets API and ISO standards and is manufactured on an outsourced basis. International (excluding Canada) sales volumes remained relatively flat as increases in China were offset by decreases in other areas. The average selling price per pound of ceramic proppant was $0.353 during the six months ended June 30, 2011 compared to $0.317 for the same period in 2010.

Gross Profit. Gross profit for the six months ended June 30, 2011 was $124.2 million, or 41% of revenues, compared to $83.8 million, or 36% of revenues, for the same period in 2010. The increase in gross profit, as well as gross profit as a percentage of revenues, were primarily the result of higher proppant sales volume, an increase in the average proppant selling price, a change in product mix and greater contribution from Falcon Technologies, partially offset by an increase in freight costs.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $30.1 million for the six months ended June 30, 2011 compared to $25.7 million for the same period in 2010. As a percentage of revenues, SG&A expenses decreased to 10.0% compared to 10.9% for the same six-month period in 2010. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending associated with supporting revenue growth. Start-up costs of $0.5 million in 2010 related to the start-up of the resin-coating plant within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility. Loss on disposal or impairment of assets of $1.6 million in 2011 consists primarily of a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders.

Other Income (Expense). Other expense for the six months ended June 30, 2011 increased $0.2 million compared to the same period in 2010. This increase is mainly attributed to losses resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Income Tax Expense. Income tax expense was $31.9 million, or 34.7% of pretax income, for the six months ended June 30, 2011 compared to $19.7 million, or 34.3% of pretax income for the same period last year. The $12.2 million increase is primarily due to higher pre-tax income.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash and cash equivalents of $53.3 million compared to cash and cash equivalents of $46.7 million at December 31, 2010. For the six months ended June 30, 2011, the Company generated $52.1 million of cash from operating activities, $1.3 million from excess tax benefits relating to stock based compensation, received $0.1 million proceeds from exercises of stock options and retained $0.7 million from the effect of exchange rate changes on cash. Uses of cash included $37.5 million of capital spending, $9.3 million of cash dividends, and $0.8 million for the repurchase of the Company’s common stock made in connection with the payment of payroll-related taxes upon the vesting of restricted stock awards.

The Company believes its operating results for the remainder of 2011 will continue to be influenced by the level of oil and natural gas drilling in North America. While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays will likely keep industry activity at high levels for the remainder of 2011. Accordingly, the Company believes proppant sales volumes will closely match productive capacity for the third quarter. The Company expects to support demand increases by pursuing capacity additions in both ceramic and resin-coated sand proppant. During periods of high demand, and at the request of its customers, the Company may also continue to engage in the sale of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 19, 2011, the Board of Directors declared a cash dividend of $0.24 per common share, or $5.5 million in the aggregate, to shareholders of record on August 1, 2011. That dividend is payable on August 15, 2011. The Company estimates its total capital expenditures for the remainder of 2011 will be between $80 million and $90 million. Capital expenditures for the remainder of 2011 are expected to include costs associated with completion of the previously announced construction of the Company’s fourth production line at its Toomsboro, Georgia facility, a second resin coating line at the Company’s New Iberia facility and further resin coating expansion at the Company’s recently acquired Marshfield, Wisconsin location. The Company anticipates that the Toomsboro project will be completed near the beginning of the fourth quarter of 2011 and the New Iberia project will be completed before the end of 2011, while the Marshfield expansion will be completed by the end of 2012.

The Company maintains an unsecured line of credit of $10.0 million with Wells Fargo Bank, N.A. As of June 30, 2011, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $88.5 million and the Company has recorded cumulative foreign currency translation income of $0.3 million, net of deferred income tax expense. This cumulative translation income is included in Accumulated Other Comprehensive Income (Loss). From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2011.

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

As of June 30, 2011, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

04/01/11 to 04/30/11	—	$—	—	237,424
05/01/11 to 05/31/11	—	$—	—	237,424
06/01/11 to 06/30/11	254(2)	$149.84	—	237,424

Total	254		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

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

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: August 1, 2011

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements.