Form 10-Q
period 2011-09-30
CARBO CERAMICS INC
filed 2011-11-01
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(281) 921-6400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 25, 2011, 23,106,918 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,677	$46,656
Trade accounts and other receivables, net	113,424	89,531
Inventories:
Finished goods, net	76,435	47,872
Raw materials and supplies	49,798	43,183

Total inventories	126,233	91,055
Prepaid expenses and other current assets	4,735	2,970
Prepaid income taxes	4,827	—
Deferred income taxes	8,226	7,443

Total current assets	297,122	237,655
Property, plant and equipment:
Land and land improvements	14,205	14,074
Land-use and mineral rights	8,603	8,041
Buildings	65,787	56,442
Machinery and equipment	445,050	362,286
Construction in progress	34,322	67,551

Total	567,967	508,394
Less accumulated depreciation and amortization	192,226	169,911

Net property, plant and equipment	375,741	338,483
Goodwill	12,164	13,053
Intangible and other assets, net	9,290	10,380

Total assets	$694,317	$599,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,743	$22,161
Accrued income taxes	—	113
Dividends payable	5,546	—
Other accrued expenses	36,028	28,973

Total current liabilities	66,317	51,247
Deferred income taxes	31,972	26,345
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,107,332 and 23,108,082 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	231	231
Additional paid-in capital	55,449	57,475
Retained earnings	544,223	468,387
Accumulated other comprehensive loss	(3,875)	(4,114)

Total shareholders’ equity	596,028	521,979

Total liabilities and shareholders’ equity	$694,317	$599,571

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$167,083	$118,517	$467,582	$353,498
Cost of sales	94,390	74,018	270,715	225,193

Gross profit	72,693	44,499	196,867	128,305
Selling, general and administrative expenses	16,622	13,047	46,754	38,732
Start-up costs	127	102	127	621
(Gain) loss on disposal or impairment of assets	(112)	193	1,537	204

Operating profit	56,056	31,157	148,449	88,748

Other income (expense):
Interest income, net	60	57	160	131
Foreign currency exchange gain (loss), net	86	(63)	(228)	(50)
Other, net	11	(92)	(119)	(308)

	157	(98)	(187)	(227)

Income before income taxes	56,213	31,059	148,262	88,521
Income taxes	19,302	10,884	51,243	30,620

Net income	$36,911	$20,175	$97,019	$57,901

Earnings per share:
Basic	$1.59	$0.87	$4.19	$2.51

Diluted	$1.59	$0.87	$4.19	$2.50

Other information:
Dividends declared per common share (See Note 4)	$0.48	$0.40	$0.88	$0.76

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities
Net income	$97,019	$57,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,661	20,308
Provision for doubtful accounts	240	—
Deferred income taxes	6,063	3,063
Excess tax benefits from stock based compensation	(1,270)	(668)
Loss on disposal or impairment of assets	1,537	204
Foreign currency transaction loss, net	228	50
Stock compensation expense	3,742	2,819
Changes in operating assets and liabilities:
Trade accounts and other receivables	(24,498)	(26,809)
Inventories	(35,725)	(6,144)
Prepaid expenses and other current assets	(1,868)	(557)
Long-term prepaid expenses	243	(13)
Accounts payable	2,568	18,377
Accrued expenses	6,898	4,966
Accrued income taxes, net	(3,656)	(2,900)

Net cash provided by operating activities	77,182	70,597

Investing activities
Capital expenditures	(63,148)	(68,706)
Acquisition of BBL Falcon Industries, Ltd.	—	193
Purchase of short-term investment	—	(4,989)

Net cash used in investing activities	(63,148)	(73,502)

Financing activities
Net proceeds from stock based compensation	76	254
Dividends paid	(14,823)	(12,948)
Purchase of common stock	(7,464)	(1,860)
Excess tax benefits from stock based compensation	1,270	668

Net cash used in financing activities	(20,941)	(13,886)

Effect of exchange rate changes on cash	(72)	34

Net decrease in cash and cash equivalents	(6,979)	(16,757)
Cash and cash equivalents at beginning of period	46,656	69,557

Cash and cash equivalents at end of period	$39,677	$52,800

Supplemental cash flow information

Interest paid	$1	$—

Income taxes paid	$48,836	$30,457

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2010.

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

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$36,911	$20,175	$97,019	$57,901
Effect of reallocating undistributed earnings of participating securities	(212)	(123)	(562)	(361)

Net income available under the two-class method	$36,699	$20,052	$96,457	$57,540

Denominator:
Denominator for basic earnings per share— weighted-average shares	23,026,741	22,966,617	23,022,836	22,968,492
Effect of dilutive securities:
Employee stock options (See Note 6)	1,351	2,936	1,333	4,055
Deferred stock awards (See Note 6)	—	4,039	—	4,028

Dilutive potential common shares	1,351	6,975	1,333	8,083

Denominator for diluted earnings per share— adjusted weighted-average shares	23,028,092	22,973,592	23,024,169	22,976,575

Basic earnings per share	$1.59	$0.87	$4.19	$2.51

Diluted earnings per share	$1.59	$0.87	$4.19	$2.50

3.	Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended September 30, 2011, the Company repurchased and retired 55,000 shares at an aggregate price of $6,649. As of September 30, 2011, the Company has repurchased and retired 1,817,576 shares at an aggregate price of $72,574.

4.	Dividends Paid

On July 19, 2011, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on August 1, 2011. The dividend was paid on August 15, 2011. On September 20, 2011, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on November 1, 2011. This dividend is payable on November 15, 2011 and is presented in Current Liabilities at September 30, 2011.

5.	Comprehensive Income

The following table sets forth the components of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$36,911	$20,175	$97,019	$57,901
Foreign currency translation adjustment	(4,202)	2,014	239	251

Comprehensive income	$32,709	$22,189	$97,258	$58,152

The foreign currency translation adjustment for the three months ended September 30, 2011 and 2010 is net of deferred income tax benefit of $2,029 and none, respectively. For the nine months ended September 30, 2011 and 2010, the foreign currency translation adjustment is net of deferred income tax benefit of $1,219 and none, respectively.

6.	Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of September 30, 2011, 615,186 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.

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

A summary of stock option activity and related information for the nine months ended September 30, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	5,900	$22.04
Granted	—	—
Exercised	(3,475)	$21.83
Forfeited	—	—

Outstanding at September 30, 2011	2,425	$22.35	$194

Exercisable at September 30, 2011	2,425	$22.35	$194

As of September 30, 2011, all compensation cost related to stock options granted under the expired stock option plans has been recognized. The weighted-average remaining contractual term of options outstanding at September 30, 2011 was 1 year. The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $346.

A summary of restricted stock activity and related information for the nine months ended September 30, 2011 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	134,276	$51.20
Granted	54,740	$104.07
Vested	(53,321)	$47.01
Forfeited	(2,006)	$75.91

Nonvested at September 30, 2011	133,689	$74.15

As of September 30, 2011, there was $5,720 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2011 was $2,507.

The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to outstanding SARs or phantom shares. As of September 30, 2011, there were 21,565 units of phantom shares granted under the plans, of which 12,487 have vested and 790 have been forfeited, with a total value of $850, the vested portion of which is recorded as a liability within Other Accrued Expenses.

7.	Bank Borrowings

The Company has an unsecured revolving credit agreement with Wells Fargo N.A. Under the terms of the agreement, dated January 29, 2010, the Company can borrow up to $10,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit.

8.	Foreign Currencies

As of September 30, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $85,424 and the Company has recorded cumulative foreign currency translation loss of $3,875, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

9.	New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (ASC Topic 350),” (“ASU 2011-08”). This accounting update allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment test performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

On August 4, 2011, CARBO Ceramics Inc. was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division. C-E has alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, is invalid under federal antitrust law and applicable state law. The covenant generally prohibits C-E from engaging in the manufacture or sale of ceramic proppant, and prohibits the Company from engaging in the business of selling calcined clay through the end of 2013 (three years after the termination date of the agreement). C-E is seeking a declaratory judgment that the covenant is invalid, along with a preliminary and permanent injunction that would prevent the enforcement of the covenant. C-E is also seeking to recover its attorney’s fees from the Company. C-E subsequently amended its complaint on September 15, 2011 to further allege that the Company has certain monopoly power and has asked for declaratory and injunctive relief that would prevent the Company from enforcing certain damages provisions in its sales contracts. The Company believes that C-E’s allegations are without merit and is vigorously defending the lawsuit. In addition, the Company has filed a counter-claim against C-E seeking injunctive relief and damages in connection with sales of ceramic proppant by C-E and its affiliates.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2010). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2010, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2010. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2010.

Results of Operations

Three Months Ended September 30, 2011

Revenues. Revenues of $167.1 million for the quarter ended September 30, 2011 increased 41% compared to $118.5 million in revenues for the same period in 2010. The increase is mainly attributed to a 30% increase in proppant sales volume and an increase in the average proppant selling price as a result of price increases. Worldwide proppant sales volume totaled 432 million pounds for the third quarter of 2011 compared to 332 million pounds for the third quarter of 2010. North American (defined as Canada and the U.S.) sales volume increased by 31% while International (excluding Canada) sales volume increased 29%. North American demand was driven by an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. Additional production capacity from the completion of the third and fourth production lines at the Company’s Toomsboro, Georgia production facility enabled the Company to increase sales volumes. The third production line was completed during the fourth quarter of 2010 and the fourth production line was completed in the latter part of the third quarter of 2011. Production of CARBOBond® resin-coated sand and purchases of ceramic proppant that meets standards published by the American Petroleum Institute (“API”) and the International Organization for Standardization (“ISO”) and is manufactured on an outsourced basis (collectively, “Other Proppants”), also contributed toward improved ability to meet customer demand. Other Proppants represented 34 million pounds of the Company’s worldwide sales volumes in the third quarter of 2011, as compared to 26 million pounds in the third quarter of 2010. The average selling price per pound of all proppant, including both Company-produced proppant and Other Proppant, was $0.358 during the third quarter of 2011 compared to $0.327 for the same period in 2010.

Gross Profit. Gross profit for the third quarter of 2011 was $72.7 million, or 44% of revenues, compared to $44.5 million, or 38% of revenues, for the third quarter of 2010. The increase in gross profit, as well as gross profit as a percentage of revenues, were primarily the result of higher proppant sales volumes, an increase in the average proppant selling price, a change in product mix, and greater contribution from the Company’s other business units.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $16.6 million for the third quarter of 2011 compared to $13.0 million for the same period in 2010. As a percentage of revenues, SG&A expenses decreased to 9.9% compared to 11.0% for the third quarter of 2010. The increase in

SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending associated with supporting revenue growth. Other operating expenses include start-up costs, which in 2010 and 2011 related to the start-up of the third and fourth production lines, respectively, at the Company’s Toomsboro, Georgia facility, and gains and losses associated with disposals or impairment of assets.

Income Tax Expense. Income tax expense was $19.3 million, or 34.3% of pretax income, for the third quarter of 2011 compared to $10.9 million, or 35.0% of pretax income, for the same period last year. The $8.4 million increase is primarily due to higher pre-tax income, partially offset by a lower effective tax rate primarily associated with the final preparation and filing of the Company’s prior year tax returns.

Nine Months Ended September 30, 2011

Revenues. Revenues of $467.6 million for the nine months ended September 30, 2011 increased 32% compared to $353.5 million in revenues for the same period in 2010. Revenues increased primarily due to a 20% increase in proppant sales volume, an increase in the average proppant selling price as a result of price increases and an increase in revenues of Falcon Technologies. Worldwide proppant sales volume totaled 1.218 billion pounds in the first nine months of 2011 compared to 1.015 billion pounds for the same period in 2010. North American (defined as Canada and the U.S.) sales volume increased 22% and International (excluding Canada) sales volume increased 8%. North American demand was driven primarily by an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. Additional production capacity from the completion of the third and fourth production lines at the Company’s Toomsboro, Georgia production facility in 2010 and 2011, respectively, enabled the Company to increase sales volumes. Completion of the resin coating line at the Company’s New Iberia, Louisiana production facility during the second quarter of 2010 and the purchase of ceramic proppant that meets API and ISO standards and is manufactured on an outsourced basis also contributed toward improved ability to meet customer demand. Other Proppants represented 80 million pounds of the Company’s worldwide sales volumes for the nine months ended September 30, 2011, as compared to 51 million pounds in the same period in 2010. The average selling price per pound of all proppant, including both Company-produced proppant and Other Proppant, was $0.355 during the nine months ended September 30, 2011 compared to $0.320 for the same period in 2010.

Gross Profit. Gross profit for the nine months ended September 30, 2011 was $196.9 million, or 42% of revenues, compared to $128.3 million, or 36% of revenues, for the same period in 2010. The increase in gross profit, as well as gross profit as a percentage of revenues, were primarily the result of higher proppant sales volume, an increase in the average proppant selling price, a change in product mix, and greater contribution from the Company’s other business units.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $46.8 million for the nine months ended September 30, 2011 compared to $38.7 million for the same period in 2010. As a percentage of revenues, SG&A expenses decreased to 10.0% compared to 11.0% for the same nine-month period in 2010. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending associated with supporting revenue growth. Other operating expenses consist of start-up costs and loss on disposals or impairment of assets. Start-up costs in 2011 related to costs associated with the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility. Start-up costs in 2010 related to the start-up of the resin-coating plant at the New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Loss on disposal or impairment of assets of $1.5 million in 2011 consists primarily of a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders.

Income Tax Expense. Income tax expense was $51.2 million, or 34.6% of pretax income, for the nine months ended September 30, 2011 compared to $30.6 million, or 34.6% of pretax income for the same period last year. The $20.6 million increase is primarily due to higher pre-tax income.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of $39.7 million compared to cash and cash equivalents of $46.7 million at December 31, 2010. For the nine months ended September 30, 2011, the Company generated $77.2 million of cash from operating activities, $1.3 million from excess tax benefits relating to stock based compensation and received $0.1 million proceeds from exercises of stock options. Uses of cash included $63.2 million of capital spending, $14.8 million of cash dividends, $7.5 million for the repurchase of the Company’s common stock and $0.1 million for the effect of exchange rate changes on cash.

The Company believes its operating results for the remainder of the year will continue to be influenced by the level of oil and natural gas drilling in North America. While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays will likely keep industry activity at high levels for the remainder of the year. Accordingly, the Company believes near-term proppant sales volumes will remain healthy, tempered by typical fourth quarter seasonality. The Company expects to support demand increases with additions to its production capacity. The recently completed fourth production line at its Toomsboro, Georgia facility increases ceramic proppant production capacity by 250 million pounds annually and brings the Company’s total ceramic proppant capacity to 1.75 billion pounds per year. With respect to resin coating capacity expansion, the second production line in New Iberia, Louisiana remains on schedule for the completion near the end of the fourth quarter of 2011. Once completed, this line will increase the Company’s annual resin coating capacity to 350 million pounds. A 600 million pound per year resin coating facility under construction in Marshfield, Wisconsin is on schedule for completion before the end of 2012. Additionally, the Company has completed the due diligence process for a new ceramic proppant manufacturing site and has moved forward with the purchase of a site in Georgia. This plant is targeted with initial production capacity of up to 500 million pounds annually and could commence production before the end of 2013. During periods of high demand, and at the request of its customers, the Company may also continue to engage in the sale of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis, and during the nine months ended September 30, 2011 the majority of the increase in finished goods inventory is attributable to this type of proppant.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On September 20, 2011, the Board of Directors declared a cash dividend of $0.24 per common share, or $5.5 million in the aggregate, to shareholders of record on November 1, 2011. That dividend is payable on November 15, 2011. The Company estimates its total capital expenditures for the remainder of 2011 will be between $40 million and $50 million. Capital expenditures for the remainder of 2011 are expected to include costs associated with completion of the second resin coating line at the Company’s New Iberia facility and further resin coating expansion at the Company’s recently acquired Marshfield, Wisconsin location.

The Company maintains an unsecured line of credit of $10.0 million with Wells Fargo Bank, N.A. As of September 30, 2011, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2011.

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

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $85.4 million and the Company has recorded cumulative foreign currency translation loss of $3.9 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2011, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 4, 2011, CARBO Ceramics Inc. was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division. C-E has alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, is invalid under federal antitrust law and applicable state law. The covenant generally prohibits C-E from engaging in the manufacture or sale of ceramic proppant, and prohibits the Company from engaging in the business of selling calcined clay through the end of 2013 (three years after the termination date of the agreement). C-E is seeking a declaratory judgment that the covenant is invalid, along with a preliminary and permanent injunction that would prevent the enforcement of the covenant. C-E is also seeking to recover its attorney’s fees from the Company. C-E subsequently amended its complaint on September 15, 2011 to further allege that the Company has certain monopoly power and has asked for declaratory and injunctive relief that would prevent the Company from enforcing certain damages provisions in its sales contracts. The Company believes that C-E’s allegations are without merit and is vigorously defending the lawsuit. In addition, the Company has filed a counter-claim against C-E seeking injunctive relief and damages in connection with sales of ceramic proppant by C-E and its affiliates.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
07/01/11 to 07/31/11	—	$—	—	237,424
08/01/11 to 08/31/11	—	$—	—	237,424
09/01/11 to 09/30/11	55,000	$120.89	55,000	182,424

Total	55,000		55,000

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.
(2)	Selected repurchases were made with an agent under a Written Plan for the Repurchase of Securities that complies with the requirements of Rule 10b5-1 of the Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our common stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURE

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

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Side letter to the Proppant Supply Agreement, dated August 26, 2011, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: October 31, 2011

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Side letter to the Proppant Supply Agreement, dated August 26, 2011, by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Consolidated Financial Statements.