Form 10-K
period 2011-12-31
CARBO CERAMICS INC
filed 2012-02-29
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2011, as reported on the New York Stock Exchange, was approximately $2,828,273,613. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2012, the Registrant had 23,084,660 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 22, 2012, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest supplier of ceramic proppant and, during 2010, commenced the sale of resin-coated sand in order to broaden its proppant suite of products. The Company is the provider of the industry’s most popular fracture simulation software, and a provider of fracture design and consulting services, and a broad range of technologies for spill prevention, containment and countermeasures and geotechnical monitoring. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware. As used herein, “Company”, “we”, “our” and “us” may refer to the Company and/or its consolidated subsidiaries.

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

During 2010, the Company began production of resin-coated ceramic (CARBOBOND® LITE®) and resin-coated sand (CARBOBOND® RCS) proppants. The introduction of CARBOBOND® LITE® addresses a niche market in which oil and natural gas wells are subject to the risk of proppant flow-back. In the case of CARBOBOND® RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative proppant, in addition to its ceramic proppant products thereby broadening its proppant suite of products.

During the year ended December 31, 2011, the Company generated approximately 79% of its revenues in the United States and 21% in international markets.

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

Competition

As the demand for resin-coated and ceramic proppant continues to be amplified by the large resource plays, the Company expects more entrants into the market for its products. One of the Company’s largest worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China and Venezuela. Mineracao Curimbaba (“Curimbaba”), based in Brazil, is also a large competitor and manufactures ceramic proppants that it markets in competition with some of the Company’s products.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. Although the Company has limited information about Borovichi and FORES, the Company believes that Borovichi primarily manufactures intermediate strength ceramic proppants and markets its products principally within Russia, and that FORES manufactures intermediate strength and lightweight ceramic proppant lines and markets its products both inside and outside of Russia. The Company further believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. Most of these companies produce intermediate strength ceramic proppants that are marketed both inside and outside of China. Chinese proppant imports into the United States increased in 2011 as domestic demand also increased.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and various producers located in China. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® products compete primarily with ceramic proppant produced by Saint-Gobain and Curimbaba and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., U.S. Silica Company, Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Momentive Specialty Chemicals (formerly known as Hexion) and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is good. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Over the past five years, the Company has more than doubled its manufacturing capacity and plans to continue its strategy of adding capacity, as needed, to meet anticipated future increases in sales demand.

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

Customers and Marketing

The Company’s largest customers are participants in the petroleum pressure pumping industry. Specifically, Halliburton Energy Services, Inc. and Schlumberger Limited each accounted for more than 10% of the Company’s 2011 and 2010 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells and service companies.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company has a broad technical sales force to advise end users on the benefits of using ceramic proppant, resin-coated sand and performing fracture simulation and consultation services.

Although the Company’s initial products were originally intended for use in deep wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower wells that do not necessarily require a high-strength proppant. The Company believes that its new product introductions and education-based technical marketing efforts have allowed it to capture sales in recent years and will continue to do so in the future.

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

The Company’s international marketing efforts are conducted primarily through its sales offices in Dubai, United Arab Emirates; Aberdeen, Scotland; Beijing, China; and Moscow, Russia, and through commissioned sales agents located in South America and China. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 21%, 23% and 24% of the Company’s sales for 2011, 2010 and 2009, respectively. The decrease in the proportion of international sales is primarily attributable to increased demand in the U.S. as well as expanded production capacities in the U.S. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the years ended December 31,
	2011	2010	2009
	($ in millions)
Location
United States	$495.8	$365.4	$258.5
International	129.9	107.7	83.4

Total	$625.7	$473.1	$341.9

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant.

In early 2006, the Company completed construction of a manufacturing facility in Toomsboro, Georgia. A second production line at this facility was completed in the fourth quarter of 2007 and commenced operations in January 2008. During the fourth quarter of 2010, the third production line at this facility commenced operations. During the third quarter of 2011, a fourth production line was completed and commenced operations, bringing the stated annual production capacity at this facility to 1.0 billion pounds per year.

During 2009, the Company idled ceramic proppant production at its New Iberia facility originally constructed in 1978. The facility continues to function as a distribution center and the Company has built a resin-coating plant within the existing manufacturing infrastructure of the facility. The resin-coating plant, which began production in 2010, is utilized to coat both ceramic proppant manufactured at other Company locations and raw frac sand. A second resin-coating production line at the facility was completed during the first quarter of 2012.

The following table sets forth the current stated capacity of each of the Company’s existing manufacturing and resin-coating facilities:

Location	Annual Capacity
	(millions of pounds)
Eufaula, Alabama	260
McIntyre, Georgia	275
Toomsboro, Georgia	1,000
Luoyang, China	100
Kopeysk, Russia	100

Total manufacturing capacity	1,735
New Iberia, Louisiana – resin-coating	400	*

Total current capacity	2,135

*	Processing activities at the New Iberia facility involve resin-coating of previously manufactured ceramic proppant substrate and raw frac sand.

In 2011, the Company completed the acquisition of real estate and has submitted environmental permit applications to construct a ceramic proppant plant in the Millen, Georgia area. The Company believes this site could support an initial manufacturing capacity of up to 500 million pounds of ceramic proppant annually. Subject to obtaining permits and other approvals in a timely manner, a manufacturing line that represents a portion of this initial capacity could commence production before the end of 2013. Additionally, a 600 million pound per year resin-coating plant is under construction in Marshfield, Wisconsin. Raw sand processing facilities at this location are expected to be completed during the first half of 2012, and resin-coating facilities are expected to be completed near the end of 2012. The construction of additional manufacturing capacity beyond these new facilities will be dependent on the expected future demand for the Company’s products and the ability to obtain necessary environmental permits.

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill, intangibles, and other long-term assets as of December 31 in the United States and other countries are as follows:

	2011	2010	2009
	($ in millions)
Long-lived assets:
United States	$397.5	$315.5	$244.1
International (primarily China and Russia)	40.8	46.4	50.4

Total	$438.3	$361.9	$294.5

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities, as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases approximately 2,000 rail cars for use in the distribution of its products and has contracted for the delivery of an additional 650 railcars by the end of 2012. The price of the Company’s products sold for delivery in the lower 48 United States and Canada includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant. The Company expands its distribution network as needed to support production capacity additions at the Company’s manufacturing facilities. During 2011, the Company expanded its distribution network. The expansion, which continues into 2012, includes rail car additions as well as increasing finished goods storage capacity at stocking locations in the key unconventional plays the Company serves.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and has historically purchased its annual requirements at the seller’s current prices. The Company maintains a multi-year agreement with a domestic supplier for a portion of its annual bauxite requirement and the Company believes that this agreement, its ability to purchase bauxite on the open market and current bauxite inventories will sufficiently provide for its bauxite needs in the United States during 2012.

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

The Company continues to explore options for the purchase of high quality raw materials for its resin-coated sand business. In 2011, the Company secured a five-year contract with a supplier and consummated the purchase of two parcels of property containing sand reserves, and continues to evaluate additional sources of sand to supply both the Company’s production lines in Marshfield, Wisconsin, which is currently under construction, and New Iberia, Louisiana.

Ceramic Production Process

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

Patent Protection and Intellectual Property

The Company makes ceramic proppant and ceramic media used in foundry and scouring processes (the latter two items comprising a minimal volume of overall sales) by processes and techniques that involve a high degree of proprietary technology, some of which is protected by patents.

The Company owns multiple patents in the United States and various foreign countries that relate to different types of ceramic proppant and production methods used for ceramic proppant and media; however, production of products pursuant to these patents does not currently constitute a material portion of the Company’s output. The Company also owns a U.S. patent that relates to methods for the detection of subterranean fractures.

The Company owns multiple U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions). Each of the U.S. patent applications cover ceramic proppant, processes for making ceramic proppant, and detection of subterranean fractures. The applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

The Company believes that its patents have historically been important in enabling the Company to compete in the market to supply proppant to the natural gas and oil industry, although important patents expired in 2006 and 2009. The Company intends to enforce, and has in the past vigorously enforced, its patents. The Company may from time to time in the future be involved in litigation to determine the enforceability, scope and validity of its patent rights. In addition to patent rights, and perhaps more notably, the Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. None of this “know-how” and technology is licensed from third parties.

Falcon Technologies owns two U.S. patents, which expire in 2026 and 2027 and relate to construction of secondary containment areas, and multiple U.S patent applications (together with a number of counterpart applications pending in foreign jurisdictions), each of which relates to tank bases, load bearing products, anchoring systems, and methods of constructing secondary containment areas.

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations. In December 2009, the Company obtained Prevention of Significant Deterioration permits from the State of Georgia Environmental Protection Division (“EPD”) regarding appropriate permitting for emissions of substances from its Toomsboro and McIntyre facilities to accommodate expansion at both facilities.

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

EPA general permit issued to groups of facilities. A number of federal and state agencies, including but not limited to, the EPA, the Texas Commission of Environmental Quality, the Louisiana Department of Natural Resources, the Alabama Department of Environmental Management, the Wisconsin Department of Natural Energy, and the EPD, in states in which we do business, have environmental regulations applicable to our operations. Historically we have been able to obtain permits, where necessary, to build new facilities and modify existing facilities that allow us to continue compliant operations and obtaining these permits in a timely manner will continue to be an important factor in the Company’s ability to do so in the future.

Employees

As of December 31, 2011, the Company had 961 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Executive Officers of the Registrant

Gary A. Kolstad (age 53) was elected in June 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services – U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 40) joined the Company as a Vice President and Chief Financial Officer in January 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Mark L. Edmunds (age 56) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions, including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

David G. Gallagher (age 53) was appointed Vice President, Marketing and Sales in April 2007. Mr. Gallagher previously held a variety of both domestic and international managerial positions in engineering, marketing and sales, and technology development over a 26 year period with Schlumberger, Ltd., where from 1999 until 2002 he served as the Director of Marketing for U.S. Land and from 2002 until 2007, he served as Director of Marketing for Venezuela, Trinidad and the Caribbean.

R. Sean Elliott (age 37) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008 and as a Vice President of the Company in May 2011. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

The Company’s results of operations could be adversely affected if its business assumptions do not prove to be accurate or if adverse changes occur in the Company’s business environment, including but not limited to:

•	a potential decline in the demand for oil and natural gas;

•	potential declines or increased volatility in oil and natural gas prices that would adversely affect our customers, the energy industry or our production costs;

•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that would reduce demand for our products and services;

•	an increase in competition in the proppant market;

•	logistical and distribution challenges relating to certain resource plays that do not have the type of infrastructure systems that are needed to efficiently support oilfield services activities;

•	the development of alternative stimulation techniques, such as extraction of oil or gas without fracturing;

•	increased governmental regulation of hydraulic fracturing;

•	increased regulation of emissions from our manufacturing facilities;

•	the development of alternative proppants for use in hydraulic fracturing;

•	general global economic and business conditions;

•	an increase in raw materials costs;

•	fluctuations in foreign currency exchange rates; and

•	the potential expropriation of assets by foreign governments.

The Company’s results of operations could also be adversely affected as a result of worldwide economic, political and military events, including, but not limited to, war, terrorist activity or initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”). For further information, see “Item 1A. Risk Factors.”

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas prices experienced a significant decline during 2011, and some companies have announced their intention to reduce drilling activity for natural gas. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.

Our business and financial performance could suffer if the levels of hydraulic fracturing decrease or cease as a result of the development of new processes, increased regulation or a decrease in horizontal drilling activity.

Substantially all of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. In addition, demand for our proppants is substantially higher in the case of horizontally drilled wells, which allow for multiple hydraulic fractures within the same well bore but are more expensive to develop than vertically drilled wells. A reduction in horizontal drilling or the development of new processes for the completion of natural gas and oil wells leading to a reduction in, or discontinuation of the use of, hydraulic fracturing could cause a decline in demand for our products. Additionally, increased regulation or environmental restrictions on hydraulic fracturing or the materials used in this process could negatively affect our business by increasing the costs of compliance or resulting in operational delays, which could cause operators to abandon the process due to commercial impracticability. Moreover, it is possible that future federal, state or foreign laws or regulations could otherwise limit or ban hydraulic fracturing. Any of these events could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by decreased demand for our proppant or the development by our competitors of effective alternative proppants.

Ceramic proppant is a premium product capable of withstanding higher pressure and providing more highly conductive fractures than mined sand, which is the most commonly used proppant type. Although we believe that the use of ceramic proppant or resin-coated sand generates higher production rates and more favorable production economics than mined sand, a significant shift in demand from ceramic proppant or resin-coated sand to mined sand could have a material adverse effect on our results of operations and financial condition. The development and use of effective alternative proppant could also cause a decline in demand for our products, and could have a material adverse effect on our results of operations and financial condition.

We rely upon, and receive a significant percentage of our revenues from, a limited number of key customers.

During 2011, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, two customers accounted collectively for approximately 48% of our 2011 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

We face underdeveloped transportation systems in key resource plays we serve

As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas of the country, that do not have well-developed transportation and distribution infrastructure systems. Therefore, serving our clients on a just in time basis presents operational challenges that could affect our sales. Failure to find solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers and could negatively impact our financials.

The operations of our customers are subject to a number of operational risks and interruptions and seasonal variations, including inclement weather.

As hydraulic fracturing jobs have increased in size and intensity, common issues such as weather, equipment delays or changes in the location and types of oil and natural gas plays can result in increased variability in proppant sales volumes. Our business operations and those of our customers involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. Our customers perform work that is subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties. We have not historically considered seasonality to be a significant risk, but with the increase in resource plays in the northern and eastern United States as well as our operations in Marshfield, Wisconsin, our results of operations are exposed to seasonal variations and inclement weather. Operations in these regions involve more seasonal risk in the winter months, and work is hindered during other inclement weather events. The ability of our customers to complete work, as well as our ability to mine sand from cold climate areas, could be affected during the winter months. Our revenue and profitability could decrease during these periods and in other severe weather conditions because work is either prevented or more costly to complete. If a substantial amount of production is interrupted, our cash flow and, in turn, our results of operations could be materially and adversely affected.

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

We compete with other principal suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The proppant market is highly competitive and no one supplier is dominant. The expiration of key patents owned by the Company in 2006 and 2009 has resulted in additional competition in the market for ceramic proppant. This entry of additional competitors into the market to supply ceramic proppant could have a material adverse effect on our results of operations and financial condition.

Significant increases in fuel prices for any extended periods of time will increase our operating expenses.

The price and supply of natural gas are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside of our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and gas producers, regional production patterns and environmental concerns. Natural gas is a significant component of our direct manufacturing costs and price escalations will likely increase our operating expenses and can have a negative impact on income from operations and cash flows. We operate in a competitive marketplace and may not be able to pass through all of the increased costs that could result from an increase in the cost of natural gas.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. The technical requirements of complying with these environmental laws and regulations are becoming increasingly expensive and complex, and may affect the Company’s ability to expand its operations. Our ability to continue the expansion of our manufacturing capacity to meet market demand is contingent upon obtaining required environmental permits and compliance with their terms, which continue to be more restrictive and require longer lead times to obtain in anticipation of any efforts to expand and increase capacity. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations.

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

International revenues accounted for approximately 21%, 23% and 24% of our total revenues in 2011, 2010 and 2009, respectively. We may not succeed in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

Resin-coated sand is an alternative to the Company’s traditional ceramic proppant and involves a different manufacturing process that utilizes a different raw material. The expansion of our resin-coated sand operations involves capital expenditures and new operational requirements. If we are unable to secure adequate, cost effective supply commitments for the raw materials associated with resin-coated sand or if we are unable to successfully and efficiently construct the needed additional manufacturing capacity and infrastructure to produce resin-coated sand, our ability to sell this product to the marketplace at profitable margins may be adversely impacted. A lack of sales of resin-coated sand or the inability to control the costs associated with manufacturing this product could have a material adverse effect on our results from operations and financial condition.

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

Some of the statements included or incorporated by reference in this Form 10-K are forward-looking statements. These forward-looking statements include statements relating to trends in the natural gas and oil industries, the demand for ceramic proppant and our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of this Form 10-K. In addition, we have made and may continue to make forward-looking statements in other filings with the SEC, and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company or its officers. Our actual results could differ materially from those anticipated in these forward-looking statements. (See “Business–Forward-Looking Information.”)

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains its corporate headquarters in leased office space in Houston and also leases space for its technology center in Houston. The Company owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, Eufaula, Alabama, and Kopeysk, Russia and leases its McIntyre and Toomsboro, Georgia, facilities. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China.

The facilities in McIntyre and Toomsboro, Georgia, include real property, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The original lease was executed in 1997 and was last amended in 2008. The term of the current lease, which covers both locations, terminates on

November 1, 2013, subject to the Company’s ability to renew the lease through November 2021. Under the terms of the lease, the Company is responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. At the termination of the lease, title to all of the real property, plant and equipment is to be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

The Marshfield, Wisconsin resin-coating facility and sand processing plant currently under construction are located on land owned by the Company. In 2011, the Company purchased land in the Millen, Georgia area for prospective use as a new ceramic proppant manufacturing facility.

The Company owns or otherwise utilizes distribution facilities in multiple locations around the world. See “Item 1. Business – Distribution.”

The Company owns approximately 4,000 acres of land and leasehold interests near its plants in Georgia and Alabama. The land contains raw material for use in the production of the Company’s lightweight ceramic proppants. The Company also holds approximately 490 acres of land and leasehold interests in Wisconsin near its resin-coating facility under construction in Marshfield, Wisconsin.

Falcon Technologies owns its service facility located in Decatur, Texas, and leases other regional service facilities within the United States.

Item 3.	Legal Proceedings

On August 4, 2011, the Company was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division (the “Court”). C-E has alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, is invalid under federal antitrust law and applicable state law. The covenant generally prohibits C-E from engaging in the manufacture or sale of ceramic proppant, and prohibits the Company from engaging in the business of selling calcined clay through the end of 2013 (three years after the termination date of the agreement). C-E is seeking a declaratory judgment that the covenant is invalid, along with a preliminary and permanent injunction that would prevent the enforcement of the covenant. C-E is also seeking to recover its attorney’s fees from the Company. C-E subsequently amended its complaint on September 15, 2011 to further allege that the Company has certain monopoly power and has asked for declaratory and injunctive relief that would prevent the Company from enforcing certain damages provisions in its sales contracts. The Company believes that C-E’s allegations are without merit and is vigorously defending the lawsuit. In addition, the Company has filed a counter-claim against C-E seeking injunctive relief and damages in connection with sales of ceramic proppant by C-E and its affiliates. C-E has filed a motion for a preliminary injunction that would prohibit the enforcement of the non-competition provision. The Court held a hearing on this motion on February 15, 2012 and a decision is pending.

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleged violations of the Federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made between October 27, 2011 and January 26, 2012, and requests unspecified damages and costs. While the lawsuit is in its preliminary stages, the Company does not believe it has merit, and plans to vigorously contest and defend against it.

Additionally, from time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.

Item 4.	Mine Safety Disclosure

Several of our U.S. manufacturing facilities process mined minerals, and therefore are viewed as mine operations subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this annual report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 1, 2012 was approximately 37,195.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2011			2010
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
Quarter Ended	High	Low	Declared (1)	High	Low	Declared (2)
March 31	$141.12	$98.80	$0.40	$72.08	$59.27	$0.36
June 30	162.95	127.54	—	77.86	62.09	—
September 30	180.25	102.53	0.48	83.81	72.10	0.40
December 31	155.94	94.18	—	103.81	77.98	—

(1)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2011 ($0.20), May 2011 ($0.20), August 2011 ($0.24) and November 2011 ($0.24).
(2)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2010 ($0.18), May 2010 ($0.18), August 2010 ($0.20) and November 2010 ($0.20).

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this repurchase plan during the fourth quarter of 2011. As of December 31, 2011, the Company has repurchased and retired 1,817,576 shares at an aggregate price of $72.6 million.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2011, all of which represent shares surrendered to the Company for tax withholding obligations upon the vesting of restricted stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)
10/01/11 to 10/31/11	414	(3)	$115.36	—	182,424
11/01/11 to 11/30/11	—		$—	—	182,424
12/01/11 to 12/31/11	268	(3)	$144.01	—	182,424
Total	682	(3)		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of February 20, 2012, a maximum of 122,424 shares may be repurchased under the previously announced authorization.
(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The following graph compares the cumulative shareholder return on the Company’s common stock versus the total cumulative return on the S&P 500 Stock Index and the S&P Small Cap 600, Oil & Gas Equipment & Services Sub-Industry Group. The comparison assumes $100 was invested as of December 31, 2006 and all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CARBO Ceramics, Inc., the S&P 500 Index,

and S&P SmallCap 600 - Oil & Gas Equipment & Services Index

*$100	invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share data)
Statement of Income Data:
Revenues	$625,705	$473,082	$341,872	$387,828	$299,996
Cost of sales	363,990	298,411	221,369	260,394	198,070

Gross profit	261,715	174,671	120,503	127,434	101,926
Selling, general and administrative expenses (1)	64,113	55,061	41,053	40,351	30,467

Operating profit	197,602	119,610	79,450	87,083	71,459
Other (expense) income, net	(152)	(261)	344	1,266	3,120

Income before income taxes	197,450	119,349	79,794	88,349	74,579
Income taxes	67,314	40,633	26,984	27,944	24,938

Income from continuing operations	130,136	78,716	52,810	60,405	49,641
Discontinued operations (2):
Income from discontinued operations, net of taxes	—	—	—	5,784	4,229
Gain on disposal of discontinued operations, net of tax	—	—	—	44,127	—

Net income	$130,136	$78,716	$52,810	$110,316	$53,870

Earnings per basic share:
Income from continuing operations	$5.62	$3.41	$2.27	$2.47	$2.03
Income from discontinued operations	—	—	—	0.24	0.17
Gain on disposal of discontinued operations	—	—	—	1.81	—

Basic earnings per share	$5.62	$3.41	$2.27	$4.52	$2.20

Earnings per diluted share:
Income from continuing operations	$5.62	$3.40	$2.27	$2.46	$2.02
Income from discontinued operations	—	—	—	0.24	0.17
Gain on disposal of discontinued operations	—	—	—	1.81	—

Diluted earnings per share	$5.62	$3.40	$2.27	$4.51	$2.19

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share data)
Balance Sheet Data:
Current assets	$302,565	$237,655	$218,870	$293,310	$190,924
Current liabilities	79,066	51,247	32,458	83,848	33,264
Property, plant and equipment, net	392,659	338,483	270,722	244,902	253,261
Total assets	740,865	599,571	513,412	546,877	451,523
Total shareholders’ equity	630,158	521,979	457,316	442,534	389,439
Cash dividends per share	$0.88	$0.76	$0.70	$0.62	$0.52
Discontinued operations (included above) (2):
Assets held for sale	$—	$—	$—	$—	$66,191
Liabilities held for sale	—	—	—	—	4,024

(1)	Selling, general and administrative (SG&A) expenses for 2011, 2010, 2009, 2008 and 2007 include costs of start-up activities of $184, $977, none, $1,108, and $1,215, respectively. Start-up costs for 2011 relate primarily to the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2010 relate to the start-up of the first resin-coating line within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2008 relate to the start-up of the second production line at the Company’s Toomsboro, Georgia facility and the reopening of the New Iberia, Louisiana manufacturing facility previously idled earlier during 2008. Start-up costs for 2007 are related primarily to the new production facility in Kopeysk, Russia. SG&A expenses in 2011, 2010, 2009, 2008 and 2007 also include losses of $1,548, $1,449, $156, $1,599, and $268, respectively, associated with the write-off of a prepayment for the purchase of ceramic proppant from a China proppant manufacturer in 2008 and disposal of certain equipment, impairment of goodwill and certain software, and a write-down of a cost-method investment in other years.
(2)	On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business, the Pinnacle name and related trademarks. Consequently, these operations are presented as discontinued operations and the related assets and liabilities are presented as held for sale. At December 31, 2007, assets and liabilities held for sale are presented as current assets and current liabilities, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant and resin-coated sand for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company also provides the industry’s most popular hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design, consulting and geotechnical monitoring services.

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

During 2010, the Company began production of resin-coated ceramic (CARBOBOND® LITE®) and resin-coated sand (CARBOBOND® RCS) proppants. The introduction of CARBOBOND® LITE® addresses a market in which oil and natural gas wells are subject to a high risk of proppant flow-back. The adhesive property of the resin allows the ceramic proppant pack to adhere in place and therefore reduce the risk of proppant flow-back. In the case of CARBOBOND® RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative to its ceramic proppants thereby broadening its proppant suite of products. Management of the Company believes that this is a natural extension of our core business and enhances our highly conductive proppant offering.

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

The Company believes international sales will continue to represent an important role in its business. International revenues represented 21%, 23% and 24% of total revenues in 2011, 2010 and 2009, respectively.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant, resin-coated ceramic proppant and resin-coated sand. In regards to expansion, the Company has recently completed the construction of a fourth production line at its Toomsboro facility which increases ceramic proppant production capacity by 250 million pounds annually and brings the Company’s total ceramic proppant stated capacity to 1.7 billion pounds per year. With respect to resin-coating capacity expansion, the second production line in New Iberia, Louisiana was completed during the first quarter of 2012 and a 600 million pound per year resin-coating facility is under construction in Marshfield, Wisconsin. Raw sand processing facilities at this location are expected to be completed during the first half of 2012, and resin-coating facilities are expected to be completed near the end of 2012. Additionally, the Company has purchased a site and submitted environment permit applications for a new plant in the Millen, Georgia area. This plant is targeted with initial production capacity of up to 500 million pounds of ceramic proppant annually and a manufacturing line that represents a portion of this initial capacity could commence production before the end of 2013. Although the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity, as well as the addition of resin-coating capacity, could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products. In addition, the ability to construct new capacity will be contingent upon the receipt of all needed environmental emission permits. See “Item 1—Business” and “Item 1A—Risk Factors”

Operating profit margin for the Company’s ceramic proppant business is principally impacted by manufacturing costs, sales price and the Company’s production levels as a percentage of its capacity. Although most direct production expenses have been relatively stable or predictable over time, the Company has experienced volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has been a significant component of total monthly domestic direct production expense over the last four years. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this item, gross margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue.

With regard to resin-coating and sand operations, the Company recently completed a second resin-coating line at its New Iberia, Louisiana facility and is adding additional resin-coating capacity as well as raw sand processing facilities in Marshfield, Wisconsin. The Company also continues to work towards purchasing and developing its own northern white sand reserves. The production of resin-coated sand is a different process than the manufacture of ceramic proppant, and profit margins associated with resin-coated sand are not anticipated to be as high as those historically received for the Company’s manufactured ceramic proppant.

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

The Company expects that these activities will generate increased revenue. Selling, general and administrative expenses, however, may continue to increase in 2012 from 2011 levels as the Company continues to expand its operations.

General Business Conditions

The Company’s proppant business is impacted by the number of natural gas and oil wells drilled in North America, and the need to hydraulically fracture these wells. In markets outside North America, sales of the Company’s products are also influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the decision to use ceramic proppant is based on comparing the higher initial costs to the future value derived from increased production and recovery rates, the Company’s business is influenced by the current and expected prices of natural gas and oil.

Worldwide oil and natural gas prices and related drilling activity levels remained very strong from 2004 until the second half of 2008. During the second half of 2008, oil and natural gas prices as well as active drilling rigs in North America declined significantly in connection with declines in many of the world’s economies. During the second half of 2009, the North American drilling rig count improved and stabilized during 2010. Late in 2011, a severe decline in natural gas prices led certain customers to reduce drilling activities and capital spending in natural gas basins and increase these items in liquids-rich basins. As a result, the Company experienced a reduction in sales volumes in natural gas fields, including certain shale plays. However, this reduction was offset in part by increased sales volumes in liquids-rich areas. The Company remains cautious with respect to the near-term outlook for natural gas, given the current situation. While natural gas fundamentals recently weakened, the continued strength in oilfield activity by the Company’s clients in oily, liquids-rich plays is encouraging and the Company expects demand for ceramic proppant to remain strong during 2012. Since many of these liquids-rich plays are located in areas of the country that do not have well-developed infrastructure systems, the Company and others in the industry experienced distribution challenges late in 2011. While the Company believes these distribution issues will improve during the first half of 2012, they may continue to be a factor in future operations. Overall, the Company believes its operating results for 2012 will continue to be influenced by the level of oil and natural gas drilling in North America, but expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities, especially in oily, liquids-rich plays.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to two major customers, both of which are in the petroleum pressure pumping industry. As of December 31, 2011, approximately 46% of the balance in trade accounts receivable was attributable to those two customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2011, the allowance for doubtful accounts totaled $1.9 million.

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

Results of Operations

Net Income

($ in thousands)	2011	Percent Change	2010	Percent Change	2009
Net Income	$130,136	65%	$78,716	49%	$52,810

For the year ended December 31, 2011, the Company reported net income of $130.1 million, an increase of 65% compared to the $78.7 million reported in the previous year. During 2011, operations continued to be favorably impacted by continued acceptance of the Company’s products and service offerings. Further, additional production capacity from the completion of the third and fourth production lines at the Company’s Toomsboro, Georgia production facility in 2010 and 2011, respectively, enabled the Company to increase sales volumes. Net income in 2011 increased primarily as a result of a 19% increase in proppant sales volume, a 12% increase in the average proppant selling price, and an increase in the gross profit margin as a percentage of sales, partially offset by higher selling, general and administrative expenses. Income tax expense in 2011 increased due to higher pretax income.

For the year ended December 31, 2010, the Company reported net income of $78.7 million, an increase of 49% compared to the $52.8 million reported in the previous year. During 2010, operations were favorably impacted by improving fundamentals in the oil and gas industry and continued acceptance of the Company’s products and service offerings. Net income in 2010 increased primarily as a result of a 29% increase in proppant sales volume and an increase in the gross profit margin as a percentage of sales, partially offset by higher selling, general and administrative expenses and other operating expenses. Income tax expense in 2010 increased due to higher pretax income.

Individual components of financial results are discussed below.

Revenues

($ in thousands)	2011	Percent Change	2010	Percent Change	2009
Consolidated revenues	$625,705	32%	$473,082	38%	$341,872

Revenues of $625.7 million for the year ended December 31, 2011 increased 32% compared to $473.1 million in 2010. Revenues increased primarily due to a 19% increase in proppant sales volume, a 12% increase in the average proppant selling price as a result of price increases and an increase in the revenues of Falcon Technologies. The Company’s worldwide proppant sales volume totaled 1.605 billion pounds during 2011 compared to 1.348 billion pounds in 2010. North American (defined as Canada and the United States) sales volume increased 21% and International (excluding Canada) sales volume increased 12%. North American demand was driven primarily by an increase in the drilling rig count in the United States and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. Additional production capacity from the completion of the third and fourth production lines at the Company’s Toomsboro, Georgia production facility in 2010 and 2011, respectively, enabled the Company to increase sales volumes. Completion of the first resin-coating line at the Company’s New Iberia, Louisiana production facility during the second quarter of 2010, as well as the purchase of ceramic proppant that meets API and ISO standards and is manufactured on an outsourced basis (collectively, “Other Proppants”), also contributed toward improved ability to meet customer demand. Other Proppants represented 129 million pounds of the Company’s worldwide sales volume in 2011, as compared to 66 million pounds in 2010. International sales volume increased primarily due to increases in Russia, Europe and the Asia-Pacific region (including China), partially offset by decreases in Africa and the Middle East. The average selling price per pound of all proppant, including both Company-produced proppant and Other Proppant, was $0.360 per pound in 2011 compared to $0.322 per pound in 2010.

Revenues of $473.1 million for the year ended December 31, 2010 increased 38% compared to $341.9 million in 2009. Revenues increased primarily due to a 29% increase in proppant sales volume, a 2% increase in the average proppant selling price and a full year of operations of Falcon Technologies. The Company’s worldwide proppant sales volume totaled 1.348 billion pounds for the year ended December 31, 2010 compared to 1.043 billion pounds for the same period in 2009. North American (defined as Canada and the U.S.) sales volume increased 29% primarily due to an increase in the drilling rig count in the U.S. and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. International (excluding Canada) sales volume increased 31% primarily due to increases in China, Russia, Africa, Latin America and the Middle East, partially offset by a decrease in Mexico. The average selling price per pound of all proppant was $0.322 per pound in 2010 compared to $0.315 per pound in 2009.

Gross Profit

($ in thousands)	2011	Percent Change	2010	Percent Change	2009
Consolidated gross profit	$261,715	50%	$174,671	45%	$120,503
As a % of revenues	42%		37%		35%

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

Gross profit for the year ended December 31, 2011 was $261.7 million, or 42% of revenues, compared to $174.7 million, or 37% of revenues, for 2010. The increase in gross profit, as well as gross profit as a percentage of revenues, were primarily the result of higher proppant sales volume, an increase in the average proppant selling price, a change in product mix, and greater contribution from some of the Company’s other business units.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

($ in thousands)	2011	Percent Change	2010	Percent Change	2009
Consolidated SG&A and other	$64,113	16%	$55,061	34%	$41,053
As a % of revenues	10%		12%		12%

Operating expenses consisted of $62.4 million of SG&A expenses and $1.7 million of other operating expenses for the year ended December 31, 2011 compared to $52.6 million and $2.4 million, respectively, for 2010. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending associated with supporting revenue growth. Other operating expenses in 2011 consisted of start-up costs of $0.2 million primarily related to the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility, an impairment of goodwill of $0.9 million related to the Company’s geotechnical monitoring business and a write-down of $0.8 million related to a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders. Other operating expenses in 2010 consisted of start-up costs of $1.0 million related to the start-up of the first resin-coating line within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the third production line at the Company’s Toomsboro, Georgia facility, an impairment of goodwill of $0.4 million related to the Company’s geotechnical monitoring business and a $1.0 million loss on equipment disposals mainly related to the Company’s U.S. manufacturing facilities. As a percentage of revenues, SG&A and other operating expenses in 2011 decreased to 10% compared to 12% for the same period in 2010.

Operating expenses consisted of $52.6 million of SG&A expenses and $2.4 million of other operating expenses for the year ended December 31, 2010 compared to $40.9 million and $0.1 million, respectively, for 2009. The increase in SG&A expenses primarily resulted from a full year of operations of Falcon Technologies in 2010 and higher marketing, research and development spending. Other operating expenses in 2010 consisted of start-up costs of $1.0 million related to the start-up of the first resin-coating line within the Company’s existing manufacturing infrastructure at the New Iberia, Louisiana facility and the third production line at the Company’s Toomsboro, Georgia facility, an impairment of goodwill of $0.4 million related to the Company’s geotechnical monitoring business and a $1.0 million loss on equipment disposals mainly related to the Company’s U.S. manufacturing facilities. As a percentage of revenues, SG&A and other operating expenses for 2010 were essentially flat compared to 2009.

Income Tax Expense

($ in thousands)	2011	Percent Change	2010	Percent Change	2009
Income Tax Expense	$67,314	66%	$40,633	51%	$26,984
Effective Income Tax Rate	34.1%		34.0%		33.8%

Consolidated income tax expense was $67.3 million, or 34.1% of pretax income, for the year ended December 31, 2011 compared to $40.6 million, or 34.0% of pretax income for 2010. The $26.7 million increase is primarily due to higher pretax income.

Consolidated income tax expense was $40.6 million, or 34.0% of pretax income, for the year ended December 31, 2010 compared to $27.0 million, or 33.8% of pretax income for 2009. The $13.6 million increase is primarily due to higher pretax income.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents of $41.3 million compared to cash and cash equivalents of $46.7 million at December 31, 2010. During 2011, the Company generated $111.4 million of cash from operating activities, retained $1.4 million from excess tax benefits relating to stock based compensation, received $0.1 million proceeds from exercised stock options and retained $0.1 million from the effect of exchange rate changes on cash. Uses of cash included $90.4 million for capital expenditures, $20.4 million for the payment of cash dividends and $7.6 million for repurchases of the Company’s common stock. Major capital spending in 2011 included construction costs, engineering and procurement on a fourth production line at the Toomsboro facility, construction costs, engineering and procurement on a second resin-coating production line at the New Iberia, Louisiana facility, equipment costs related to a resin-coating facility in Marshfield, Wisconsin, construction and engineering costs related to a sand processing facility in Marshfield, Wisconsin, and replacement of various equipment associated with the McIntyre and Eufaula facilities.

The Company believes its operating results for 2012 will continue to be influenced by the level of oil and natural gas drilling in North America. A severe decline in natural gas prices in the U.S. in late 2011 led businesses engaged in the exploration and production of oil and natural gas to reduce drilling activity and capital spending in natural gas basins, including shale plays, and to increase capital spending towards oily, liquids-rich basins. From the Company’s perspective, the industry’s response to the reallocation of proppant supply and demand and adjustments to the increased supply and decreased prices for natural gas will take some time to work out, and the exact timing of this response is not certain. See “General Business Conditions” above.

While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays is encouraging, and the Company believes that demand for high-conductivity ceramic proppant will continue to increase. The Company expects to support demand increases with additions to its production capacity. The recently completed fourth production line at its Toomsboro, Georgia facility increases ceramic proppant production capacity by 250 million pounds annually and brings the Company’s total ceramic proppant capacity to 1.7 billion pounds per year. With respect to resin-coating capacity expansion, the second production line in New Iberia, Louisiana was completed during the first quarter of 2012 and increased the Company’s annual resin-coating capacity to 400 million pounds. A 600 million pound per year resin-coating facility is under construction in Marshfield, Wisconsin. Raw sand processing facilities at this location are expected to be completed during the first half of 2012, and resin-coating facilities are expected to be completed near the end of 2012. Additionally, the Company has completed the due diligence process for a new ceramic proppant manufacturing site and has moved forward with the purchase of a site in Georgia. This plant is targeted with initial production capacity of up to 500 million pounds annually and a manufacturing line that represents a portion of this initial capacity could commence production before the end of 2013. Additionally, during periods of high demand and typically at the request of its customers, the Company may also continue to engage in the sale of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis. During the twelve months ended December 31, 2011, the majority of the increase in finished goods inventory is attributable to this type of proppant. The Company has currently suspended further purchases of this outsourced material.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 17, 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.24 per share to shareholders of the Company’s common stock on February 1, 2012. The dividend is payable on February 15, 2012. The Company estimates its total capital expenditures in 2012 will be between $120.0 million and $140.0 million, which include costs associated with expansion of the Company’s distribution infrastructure, the construction of the resin-coating and sand processing facilities in Marshfield, Wisconsin, and the construction of the new manufacturing facility in the Millen, Georgia area.

The Company has historically maintained an unsecured line of credit of $10.0 million. In January 2010, the Company obtained a new $10.0 million unsecured line of credit with Wells Fargo Bank, N.A., replacing an expired line of credit with another bank. As of December 31, 2011, there was no outstanding debt under the new credit agreement. Subsequent to December 31, 2011, the Company did borrow funds under the line of credit and as of February 29, 2012 the balance outstanding on the Company’s line of credit was $10.0 million. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011:

	Payments due in period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
—Primarily railroad equipment	116,715	17,010	32,563	27,466	39,676
Purchase obligations:
—Natural gas contracts	91,563	26,003	41,351	24,209	—
—Raw materials contracts	29,655	4,709	11,612	6,667	6,667
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$237,933	$47,722	$85,526	$58,342	$46,343

See Note 5 and Note 14 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2011, the last such contract was due to expire in December 2016.

The Company has entered into contracts to supply raw materials, primarily kaolin and bauxite, to each of its manufacturing plants. Each of the contracts is described in Note 14 to the Notes to the Consolidated Financial Statements. Three of the contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 70% to 80% of the respective plants’ requirements for the specified raw materials. Two outstanding contracts require the Company to purchase a minimum annual quantity of material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $87.2 million, and the Company has recorded a cumulative foreign currency translation loss of $3.9 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2011.

The Company has a $10.0 million revolving credit agreement with a bank. Under the terms of the agreement, the Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. There were no borrowings outstanding under the agreement at December 31, 2011. The Company does not believe that it has any material exposure to market risk associated with interest rates.

The Company is subject to the risk of market price fluctuations of certain commodities, such as natural gas, and utilizes forward purchase contracts to manage or reduce market risks relating to these costs. The Company does not enter into these transactions for speculative or trading purposes. The Company expects to take delivery of the underlying natural gas and, as such, does not currently believe the market risk exposure on these instruments to be material. As of December 31, 2011, $91.6 million of natural gas forward contracts were outstanding for delivery of gas through 2016.

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

As of December 31, 2011, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, those controls.

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

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-22 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for each of the three years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010 and 2009

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

Dated: February 29, 2012

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

Signature	Title	Date

/s/ William C. Morris	Chairman of the Board	February 29, 2012
William C. Morris

/s/ Gary A. Kolstad	President, Chief Executive Officer and	February 29, 2012
Gary A. Kolstad	Director (Principal Executive Officer)

/s/ Ernesto Bautista III	Vice President and	February 29, 2012
Ernesto Bautista III	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Sigmund L. Cornelius	Director	February 29, 2012
Sigmund L. Cornelius

/s/ James B. Jennings	Director	February 29, 2012
James B. Jennings

/s/ H.E. Lentz, Jr.	Director	February 29, 2012
H.E. Lentz, Jr.

/s/ Randy L. Limbacher	Director	February 29, 2012
Randy L. Limbacher

/s/ Robert S. Rubin	Director	February 29, 2012
Robert S. Rubin

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2011, and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

February 29, 2012

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$41,270	$46,656
Trade accounts and other receivables, net	112,014	89,531
Inventories:
Finished goods, net	105,233	47,872
Raw materials and supplies	26,783	43,183

Total inventories	132,016	91,055
Prepaid expenses and other current assets	4,023	2,970
Prepaid income taxes	3,279	—
Deferred income taxes	9,963	7,443

Total current assets	302,565	237,655
Property, plant and equipment:
Land and land improvements	14,512	14,074
Land-use and mineral rights	8,610	8,041
Buildings	67,120	56,442
Machinery and equipment	455,563	362,286
Construction in progress	48,778	67,551

Total	594,583	508,394
Less accumulated depreciation and amortization	201,924	169,911

Net property, plant and equipment	392,659	338,483
Goodwill	12,164	13,053
Intangible and other assets, net	33,477	10,380

Total assets	$740,865	$599,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,192	$22,161
Accrued payroll and benefits	17,237	12,755
Accrued freight	10,911	5,186
Accrued utilities	3,704	3,523
Accrued income taxes	—	113
Other accrued expenses	9,022	7,509

Total current liabilities	79,066	51,247
Deferred income taxes	31,641	26,345
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized; 23,106,358 and 23,108,082 shares issued and outstanding at December 31, 2011 and 2010, respectively	231	231
Additional paid-in capital	56,539	57,475
Retained earnings	577,253	468,387
Accumulated other comprehensive loss	(3,865)	(4,114)

Total shareholders’ equity	630,158	521,979

Total liabilities and shareholders’ equity	$740,865	$599,571

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues	$625,705	$473,082	$341,872
Cost of sales	363,990	298,411	221,369

Gross profit	261,715	174,671	120,503
Selling, general and administrative expenses	62,381	52,635	40,897
Start-up costs	184	977	—
Loss on disposal or impairment of assets	1,548	1,449	156

Operating profit	197,602	119,610	79,450
Other income (expense):
Interest income, net	197	178	451
Foreign currency exchange loss, net	(135)	(96)	(192)
Other, net	(214)	(343)	85

	(152)	(261)	344

Income before income taxes	197,450	119,349	79,794
Income taxes	67,314	40,633	26,984

Net income	$130,136	$78,716	$52,810

Earnings per share:
Basic	$5.62	$3.41	$2.27

Diluted	$5.62	$3.40	$2.27

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$236	$73,460	$371,602	$(2,764)	$442,534
Net income	—	—	52,810	—	52,810
Foreign currency translation adjustment, net of tax of $1,454	—	—	—	(2,445)	(2,445)

Comprehensive income					50,365
Exercise of stock options	1	895	—	—	896
Tax benefit from stock based compensation	—	261	—	—	261
Stock granted under restricted stock plan, net	1	(1)	—	—	—
Stock based compensation	—	2,302	—	—	2,302
Shares repurchased and retired	(7)	(22,556)	—	—	(22,563)
Shares surrendered by employees to pay taxes	—	—	(192)	—	(192)
Cash dividends ($0.70 per share)	—	—	(16,287)	—	(16,287)

Balances at December 31, 2009	231	54,361	407,933	(5,209)	457,316
Net income	—	—	78,716	—	78,716
Foreign currency translation adjustment, net of tax benefit of ($599)	—	—	—	1,095	1,095

Comprehensive income					79,811
Exercise of stock options	—	254	—	—	254
Tax benefit from stock based compensation	—	801	—	—	801
Stock granted under restricted stock plan, net	—	79	—	—	79
Stock based compensation	—	3,192	—	—	3,192
Shares repurchased and retired	—	(1,212)	—	—	(1,212)
Shares surrendered by employees to pay taxes	—	—	(692)	—	(692)
Cash dividends ($0.76 per share)	—	—	(17,570)	—	(17,570)

Balances at December 31, 2010	231	57,475	468,387	(4,114)	521,979
Net income	—	—	130,136	—	130,136
Foreign currency translation adjustment, net of tax benefit of ($1,447)	—	—	—	249	249

Comprehensive income					130,385
Exercise of stock options	—	76	—	—	76
Tax benefit from stock based compensation	—	1,412	—	—	1,412
Stock granted under restricted stock plan, net	—	223	—	—	223
Stock based compensation	—	4,002	—	—	4,002
Shares repurchased and retired	—	(6,649)	—	—	(6,649)
Shares surrendered by employees to pay taxes	—	—	(901)	—	(901)
Cash dividends ($0.88 per share)	—	—	(20,369)	—	(20,369)

Balances at December 31, 2011	$231	$56,539	$577,253	$(3,865)	$630,158

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities
Net income	$130,136	$78,716	$52,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,015	27,728	24,905
Provision for doubtful accounts	229	40	516
Deferred income taxes	4,223	2,662	573
Excess tax benefits from stock based compensation	(1,399)	(759)	(225)
Loss on disposal or impairment of assets	1,548	1,449	156
Foreign currency transaction loss, net	135	96	192
Stock compensation expense	4,719	3,812	2,571
Changes in operating assets and liabilities:
Trade accounts and other receivables	(23,101)	(29,857)	8,119
Inventories	(41,704)	(10,818)	(14,639)
Prepaid expenses and other current assets	(1,142)	(174)	(606)
Long-term prepaid expenses	(24,083)	(14)	236
Accounts payable	15,971	13,439	(7,971)
Accrued expenses	11,846	8,160	(529)
Accrued income taxes, net	(1,980)	(2,695)	(44,058)

Net cash provided by operating activities	111,413	91,785	22,050
Investing activities
Capital expenditures	(90,395)	(96,566)	(46,127)
Acquisition of BBL Falcon Industries, Ltd.	—	193	(23,000)
Purchase of short-term investment	—	(4,989)	—
Proceeds from maturity of short-term investment	—	4,989	—

Net cash used in investing activities	(90,395)	(96,373)	(69,127)
Financing activities
Net proceeds from stock based compensation	76	254	896
Dividends paid	(20,369)	(17,570)	(16,287)
Purchase of common stock	(7,550)	(1,904)	(22,755)
Excess tax benefits from stock based compensation	1,399	759	225

Net cash used in financing activities	(26,444)	(18,461)	(37,921)
Effect of exchange rate changes on cash	40	148	(262)

Net decrease in cash and cash equivalents	(5,386)	(22,901)	(85,260)
Cash and cash equivalents at beginning of year	46,656	69,557	154,817

Cash and cash equivalents at end of year	$41,270	$46,656	$69,557

Supplemental cash flow information
Interest paid	$1	$2	$1

Income taxes paid	$65,071	$40,667	$70,463

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. During 2010, the Company began production of resin-coated ceramic and resin-coated sand proppants. The Company has six production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides the industry’s most popular fracture simulation software FracPro®, as well as fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2011 and 2010 was $1,933 and $1,711, respectively. Other receivables were $1,968 and $1,946 as of December 31, 2011 and 2010, respectively, of which 2011 related mainly to miscellaneous receivables in the United States and China and value added tax receivables in Russia and China. Other receivables for 2010 related mainly to miscellaneous receivables in China and value added tax receivables in Russia.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements	15 to 30 years
Machinery and equipment	3 to 30 years
Land-use rights	30 years

The Company holds approximately 4,000 acres of land and leasehold interests containing kaolin reserves near its plants in Georgia and Alabama. The Company also holds approximately 490 acres of land and leasehold interests near its resin-coating facility currently under construction in Marshfield, Wisconsin containing sand reserves for use as raw material in the production of its resin-coated sand products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of these reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are generally determined based on discounted expected future cash flows or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition. During 2011, 2010 and 2009, the Company recognized losses of $1,548, $1,449 and $156, respectively, on disposal or impairment of various assets. The loss in 2011 consisted of an impairment of goodwill related to the Company’s geotechnical monitoring business, a write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders and certain equipment disposals. The loss in 2010 consisted of an impairment of goodwill related to the Company’s geotechnical monitoring business and equipment disposals, while the loss in 2009 is mainly related to equipment disposals.

Capitalized Software

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Realization of goodwill is assessed at least annually by management based on the fair value

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

of the respective reporting unit. As a result of changes in business conditions in the geotechnical monitoring business during 2011 and 2010, the Company recorded an impairment charge of $889 and $470, respectively, on goodwill associated with that reporting unit. The latest impairment review indicated goodwill related to other reporting units was not impaired.

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2011 primarily related to the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2010 related to the start-up of the first resin-coating line within the Company’s New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Start-up costs include organizational and administrative costs associated with the facilities as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in Selling, General and Administrative expenses. The amounts incurred in 2011, 2010 and 2009 were $7,335, $5,279 and $2,902, respectively.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

New Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (ASC Topic 350),” (“ASU 2011-08”). This accounting update allows entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment test performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

2.	Acquisition of Business

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

3.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

		2011		2010
	Weighted Average Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles:
Patents and licenses, software and hardware designs	6 years	$4,225	$1,661	$3,562	$1,144
Developed technology	10 years	2,782	626	2,782	348
Customer relationships and non-compete	9 years	2,838	756	2,838	420
Trademark	Indefinite	833	—	833	—

		$10,678	$3,043	$10,015	$1,912

Amortization expense for 2011, 2010 and 2009 was $1,131, $1,043 and $560, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2016 is $1,203, $1,136, $1,124, $1,019 and $820, respectively.

Following is a summary of other assets as of December 31:

	2011	2010
Other assets:
Bauxite raw materials:
Inventories	$23,842	$—
Prepayments	1,174	1,163
Other assets	826	1,114

	$25,842	$2,277

Bauxite raw materials are used in the production of heavyweight ceramic products. As of December 31, 2011 and 2010, the Company has classified as long-term assets those bauxite raw materials inventories and prepayments in the United States that are not expected to be consumed in production during the upcoming twelve month period.

4.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. Under the terms of the agreement, dated January 29, 2010, the Company can borrow up to $10,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit. Commitment fees for 2011 and 2010 were $51 and $47, respectively. Under the terms of the expired agreement, commitment fees payable quarterly at the annual rate of 0.375% of the unused line of credit were $38 in 2009.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

5.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2011 are as follows:

2012	$17,010
2013	17,134
2014	15,429
2015	14,350
2016	13,116
Thereafter	39,676

Total	$116,715

Leases of railroad equipment generally provide for renewal options at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $11,590 in 2011, $9,054 in 2010, and $7,693 in 2009.

6.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
Deferred tax assets:
Employee benefits	$1,501	$1,590
Inventories	5,797	3,834
Goodwill	2,323	2,805
Other	4,747	2,652

Total deferred tax assets	14,368	10,881

Deferred tax liabilities:
Depreciation	35,402	28,274
Foreign earnings	644	1,509

Total deferred tax liabilities	36,046	29,783

Net deferred tax liabilities	$21,678	$18,902

Foreign earnings in the table above are presented net of foreign tax credits of $3,868 and $2,494 as of December 31, 2011 and 2010, respectively, which are expected to be utilized upon repatriation of the foreign earnings.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
Current:
Federal	$57,429	$34,061	$23,712
State	4,288	3,303	2,080
Foreign	1,374	607	619

Total current	63,091	37,971	26,411
Deferred	4,223	2,662	573

	$67,314	$40,633	$26,984

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

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory rate	$69,107	35.0%	$41,772	35.0%	$27,928	35.0%
State income taxes, net of federal tax benefit	3,103	1.6	2,148	1.8	1,351	1.7
Mining depletion	(1,162)	(0.6)	(1,227)	(1.0)	(898)	(1.1)
Section 199 Manufacturing Benefit, ETI Exclusion and other	(3,734)	(1.9)	(2,060)	(1.8)	(1,397)	(1.8)

	$67,314	34.1%	$40,633	34.0%	$26,984	33.8%

The Company had a recorded reserve of $227 associated with uncertain tax positions as of December 31, 2011 and there were no significant changes to the recorded reserve during 2011. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. The 2005 through 2010 tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

7.	Shareholders’ Equity

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights. Subject to preferences of any Preferred Stock, the holders of Common

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

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

On January 17, 2012, the Board of Directors declared a cash dividend of $0.24 per share. The dividend is payable on February 15, 2012 to shareholders of record on February 1, 2012.

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

Shareholder Rights Plan

On February 13, 2002, the Company adopted a shareholder rights plan and declared a dividend of one right for each outstanding share of Common Stock to shareholders of record on February 25, 2002. With certain exceptions, the rights become exercisable if a tender offer for the Company is announced or any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock. If exercisable, each right entitles the holder to purchase one fifteen-thousandth of a share of Series A Preferred Stock at an exercise price of $133 and, if any person or group acquires beneficial ownership of at least 15 percent of the Company’s Common Stock, to acquire a number of shares of Common Stock having a market value of two times the $133 exercise price. The Company may redeem the rights for $0.01 per right at any time before any person or group acquires beneficial ownership of at least 15 percent of the Common Stock. The rights expired on February 13, 2012.

8.	Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which replaced the previously expired restricted stock and stock option plans, provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of December 31, 2011, 616,647 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous restricted stock and stock option plans have expired, outstanding options and unvested shares granted under these plans remain outstanding in accordance with their terms.

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

As of December 31, 2011, all compensation cost related to stock options granted under the expired stock option plans has been recognized. During 2011, a total of 3,475 options, with a weighted-average exercise price of $21.83 per share, were exercised. The weighted-average remaining contractual term of the 2,425 options outstanding at December 31, 2011 was less than 12 months. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $346, $250, and $944, respectively.

A summary of restricted stock activity and related information for the year ended December 31, 2011 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2011	134,276	$51.20
Granted	54,740	$104.07
Vested	(57,636)	$47.05
Forfeited	(2,298)	$77.95

Nonvested at December 31, 2011	129,082	$75.00

As of December 31, 2011, there was $4,760 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the restricted stock plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2010 and 2009 was $68.80 and $38.91, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $2,712, $2,141 and $1,978, respectively.

The Company also had an International Long-Term Incentive Plan that provided for granting units of stock appreciation rights (“SARs”) or phantom shares to key international employees. This plan was replaced by the Omnibus Incentive Plan. One-third of the units subject to an award vests and ceases to be forfeitable on each of the first three anniversaries of the grant date. Participants awarded units of SARs have the right to receive an amount, in cash, equal to the excess of the fair market value of a share of Common Stock as of the vesting date, or in some cases on a later exercise date chosen by the participant, over the exercise price. Participants awarded

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued under either plan with regard to SARs or phantom shares. As of December 31, 2011, there were 21,565 units of phantom shares granted under the plans, of which 12,487 have vested and 2,844 have been forfeited, with a total value of $769, the unvested portion of which is recorded as a liability within Accrued Payroll and Benefits.

9.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2011	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$130,136	$78,716	$52,810
Effect of reallocating undistributed earnings of participating securities	(749)	(485)	(304)

Net income available under the two-class method	$129,387	$78,231	$52,506

Denominator:
Denominator for basic earnings per share—weighted-average shares	23,011,087	22,969,360	23,097,105
Effect of dilutive securities:
Employee stock options (See Note 8)	1,332	3,802	8,723
Deferred stock awards (See Note 8)	—	4,034	5,864

Dilutive potential common shares	1,332	7,836	14,587

Denominator for diluted earnings per share—adjusted weighted-average shares	23,012,419	22,977,196	23,111,692

Basic earnings per share	$5.62	$3.41	$2.27

Diluted earnings per share	$5.62	$3.40	$2.27

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

10.	Quarterly Operating Results––(Unaudited)

Quarterly results for the years ended December 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenues	$150,830	$149,669	$167,083	$158,123
Gross profit	62,056	62,118	72,693	64,848
Net income	30,164	29,944	36,911	33,117
Earnings per share:
Basic	$1.30	$1.29	$1.59	$1.43
Diluted	$1.30	$1.29	$1.59	$1.43
2010
Revenues	$123,449	$111,532	$118,517	$119,584
Gross profit	42,565	41,241	44,499	46,366
Net income	18,992	18,734	20,175	20,815
Earnings per share:
Basic	$0.82	$0.81	$0.87	$0.90
Diluted	$0.82	$0.81	$0.87	$0.90

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

11.	Sales to Customers

The following schedule presents customers from whom the Company derived 10% or more of total revenues for the years ended December 31:

	Major Customers
	A	B	C
2011	15.0%	33.3%	*
2010	15.0%	37.5%	*
2009	27.5%	34.3%	11.1%

*	Less than 10 percent.

12.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2011	2010	2009
Long-lived assets:
United States	$377,667	$294,368	$222,572
International (primarily China and Russia)	40,835	46,391	50,413

Total	$418,502	$340,759	$272,985

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Revenues outside the United States accounted for 21%, 23% and 24% of the Company’s revenues for 2011, 2010 and 2009, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2011	2010	2009
Revenues:
United States	$495,777	$365,346	$258,453
Canada	34,001	28,926	22,062
Other international	95,927	78,810	61,357

Total	$625,705	$473,082	$341,872

13.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2011	2010	2009
Contributions:
Profit sharing	$2,690	$1,606	$1,031
Savings	1,081	847	732

	$3,771	$2,453	$1,763

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

14.	Commitments

In 2003, the Company entered into a new agreement with an existing supplier to purchase kaolin for its Eufaula, Alabama, plant at a specified contract price. The term of the agreement was seven years commencing January 1, 2004 and required the Company to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula, Alabama plant at specified contract prices. For the years ended December 31, 2010 and 2009, the Company purchased from the supplier $3,603 and $3,646, respectively, of kaolin under the agreement. This agreement expired December 31, 2010. Effective January 1, 2011, the Company entered into a new agreement with another one of the Company’s existing suppliers. The term of the agreement is three years, with options to extend for an additional six years, and requires the Company to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula plant at specified contract prices. For the year ended December 31, 2011, the Company purchased from the supplier $3,205 of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement, which commenced on January 1, 2003, and remains in effect until such time as all Company-owned minerals have been depleted, requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. For the years ended December 31, 2011, 2010 and 2009, the Company purchased $2,900, $1,687 and $182, respectively, of kaolin under the agreement.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

In October 2008, the Company entered into a ten-year agreement, with options to extend for an additional ten years, to purchase a minimum of 40,000 tons of uncalcined bauxite each year during the first three years of the agreement. Thereafter, the minimum required purchase increases to 70,000 tons annually. The bauxite is purchased at specified contract prices. For the years ended December 31, 2011, 2010 and 2009, the Company purchased $1,400, $1,400 and $842, respectively, of bauxite under the agreement.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement, which was automatically renewed for an additional three years, expired in 2010. The ten-year agreement requires the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2011, 2010 and 2009, the Company purchased $2,918, $2,834 and $2,527, respectively, of material under these agreements.

In July 2011, the Company entered into a new agreement with a supplier to provide hydro sized sand for the Company’s Marshfield, Wisconsin plant at a specified contract price. The term of the agreement was five years commencing on July 30, 2011 and required the Company to purchase a minimum of 40,000 tons and 100,000 tons of hydro sized sand during 2011 and 2012, respectively. Effective January 30, 2012, the agreement was amended and requires the Company to purchase a minimum of 150,000 tons of hydro sized sand annually during years 2012 and 2013 and a minimum of 350,000 tons of hydro sized sand in 2014, all at a stated contract price. For the year ended December 31, 2011, the Company purchased $462 of sand under this agreement.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Development Authority”) in the State of Georgia. This 2008 agreement supersedes and replaces the prior lease agreement dated November 1, 2003. Pursuant to the 2008 agreement, the Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has a security interest in the title held by the Development Authority. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The Company is required to achieve certain employment levels in order to retain its tax incentives. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The property subject to the lease agreement is included in Property, Plant and Equipment (net book value of $258,346 at December 31, 2011) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2011, the Company had natural gas contracts totaling $26,003, $25,087, $16,264, $16,265 and $7,944 for years ended 2012, 2013, 2014, 2015 and 2016, respectively.

15.	Employment Agreements

The Company has an employment agreement through December 31, 2012 with its President and Chief Executive Officer. The agreement provides for an annual base salary and incentive bonus. If the President and

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

16.	Foreign Currencies

As of December 31, 2011, the Company’s net investment that is subject to foreign currency fluctuations totaled $87,239 and the Company has recorded a cumulative foreign currency translation loss of $3,865, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

17.	Legal Proceedings and Regulatory Matters

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On August 4, 2011, CARBO Ceramics Inc. was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division. C-E has alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, is invalid under federal antitrust law and applicable state law. The covenant generally prohibits C-E from engaging in the manufacture or sale of ceramic proppant, and prohibits the Company from engaging in the business of selling calcined clay through the end of 2013 (three years after the termination date of the agreement). C-E is seeking a declaratory judgment that the covenant is invalid, along with a preliminary and permanent injunction that would prevent the enforcement of the covenant. C-E is also seeking to recover its attorney’s fees from the Company. C-E subsequently amended its complaint on September 15, 2011 to further allege that the Company has certain monopoly power and has asked for declaratory and injunctive relief that would prevent the Company from enforcing certain damages provisions in its sales contracts. The Company believes that C-E’s allegations are without merit and is vigorously defending the lawsuit. In addition, the Company has filed a counter-claim against C-E seeking injunctive relief and damages in connection with sales of ceramic proppant by C-E and its affiliates. C-E has filed a motion for a preliminary injunction that would prohibit the enforcement of the non-competition provision. The Court held a hearing on this motion on February 15, 2012 and a decision is pending.

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York. The suit alleged violations of the Federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made between October 27, 2011 and January 26, 2012, and requests unspecified damages and costs. While the lawsuit is in its preliminary stages, the Company does not believe it has merit, and plans to vigorously contest and defend against it.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

18.	Subsequent Events

In January 2012, the Company awarded 54,572 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $6,528, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the three-year vesting period.

In January 2012, the Company awarded 2,755 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $330.

Subsequent to December 31, 2011, the Company drew down $10,000 on its existing revolving credit facility to fund a common share repurchase along with other commitments. As of February 29, 2012, the balance outstanding on the Company’s revolving credit facility was $10,000.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19,1996)

3.2	Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed March 20, 2009)

4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)

4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 of the Registrant’s Form 8-A12B Registration Statement No. 001-15903 filed February 25, 2002)

10.1	Raw Material Requirements Agreement dated as of June 1, 2003, between CARBO Ceramics Inc. and C-E Minerals Inc. (incorporated by reference to exhibit 10.4 of the registrant’s Form 10-K Annual Report for the year ended December 31, 2003)

10.2	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002)

10.3	Addendum to Mining Agreement dated as of November 10, 2009 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.4	2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K Current Report filed January 24, 2005)

*10.5	Amendment No. 1 to the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed March 20, 2006)

*10.6	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed April 24, 2006)

*10.7	Form of Officer Restricted Stock Award Agreement under the 2004 CARBO Ceramics Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report filed for the period ending June 30, 2009)

*10.8	Second Amended and Restated Employment Agreement dated effective as of January 1, 2012, by and between CARBO Ceramics Inc. and Gary A. Kolstad

10.9	Acquisition Agreement dated as of August 28, 2008 between Pinnacle Technologies, Inc., CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed on September 4, 2008)

10.10	Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)

10.11	Amendment No. 1 to Proppant Supply Agreement dated as of February 28, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

10.12	Side Letter to Proppant Supply Agreement dated as of August 26, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2011)

10.13	Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.14	Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

*10.15	CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed May 21, 2009)

*10.16	Form of Officer Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.17	Form of Non-Employee Director Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.18	Form of Performance-Based Cash Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Current Report filed May 21, 2009)

*10.19	Description of Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010)

*10.20	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

*10.21	CARBO Ceramics Inc. Omnibus Incentive Plan Annual Incentive Arrangement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 21, 2010)

10.22	Office Lease dated as of January 20, 2009 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.23	First Amendment to Lease dated as of January 15, 2010 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.24	Credit Agreement, dated as of January 29, 2010, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed February 4, 2010).

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.