Form 10-Q
period 2012-03-31
CARBO CERAMICS INC
filed 2012-05-01
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, 23,085,313 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31, 2012	December 31, 2011

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,033	$41,270
Trade accounts and other receivables, net	112,023	112,014
Inventories:
Finished goods	109,269	105,233
Raw materials and supplies	27,927	26,783

Total inventories	137,196	132,016
Prepaid expenses and other current assets	3,931	4,023
Prepaid income taxes	—	3,279
Deferred income taxes	9,979	9,963

Total current assets	295,162	302,565
Property, plant and equipment:
Land and land improvements	14,518	14,512
Land-use and mineral rights	8,618	8,610
Buildings	70,411	67,120
Machinery and equipment	482,133	455,563
Construction in progress	49,005	48,778

Total	624,685	594,583
Less accumulated depreciation and amortization	213,516	201,924

Net property, plant and equipment	411,169	392,659
Goodwill	12,164	12,164
Intangible and other assets, net	32,889	33,477

Total assets	$751,384	$740,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,986	$38,192
Accrued income taxes	8,167	—
Dividends payable	5,541	—
Other accrued expenses	26,151	40,874

Total current liabilities	67,845	79,066
Deferred income taxes	35,848	31,641
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized,
none outstanding	—	—
Common stock, par value $0.01 per share, 40,000,000 shares authorized;
23,085,313 and 23,106,358 shares issued and outstanding at March 31,
2012 and December 31, 2011, respectively	231	231
Additional paid-in capital	53,665	56,539
Retained earnings	594,520	577,253
Accumulated other comprehensive loss	(725)	(3,865)

Total shareholders’ equity	647,691	630,158

Total liabilities and shareholders’ equity	$751,384	$740,865

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues	$163,166	$150,830
Cost of sales	99,702	88,774

Gross profit	63,464	62,056
Selling, general and administrative expenses	16,652	14,287
Start-up costs	62	—
Loss on disposal or impairment of assets	5	1,679

Operating profit	46,745	46,090
Other income (expense):
Interest (expense) income, net	(44)	44
Foreign currency exchange loss, net	(435)	(188)
Other, net	(259)	(77)

	(738)	(221)

Income before income taxes	46,007	45,869
Income taxes	15,716	15,705

Net income	$30,291	$30,164

Earnings per share:
Basic	$1.31	$1.30

Diluted	$1.31	$1.30

Other information:
Dividends declared per common share (see Note 4)	$0.48	$0.40

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Net income	$30,291	$30,164
Other comprehensive income:
Foreign currency translation adjustment	4,831	3,815
Deferred income tax expense	(1,691)	(219)

Other comprehensive income, net of tax	3,140	3,596

Comprehensive income	$33,431	$33,760

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2012	2011
Operating activities
Net income	$30,291	$30,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,604	8,180
Deferred income taxes	2,501	1,272
Excess tax benefits from stock based compensation	(1,257)	(1,228)
Loss on disposal or impairment of assets	5	1,679
Foreign currency transaction loss, net	435	188
Stock compensation expense	1,682	1,359
Changes in operating assets and liabilities:
Trade accounts and other receivables	311	(17,907)
Inventories	(3,781)	118
Prepaid expenses and other current assets	150	(722)
Long-term prepaid expenses	766	433
Accounts payable	(10,255)	(377)
Accrued expenses	(14,881)	(4,108)
Accrued income taxes, net	12,698	13,880

Net cash provided by operating activities	29,269	32,931

Investing activities
Capital expenditures	(26,978)	(21,568)

Net cash used in investing activities	(26,978)	(21,568)

Financing activities
Proceeds from bank borrowings	10,000	—
Repayments on bank borrowings	(10,000)	—
Net proceeds from stock based compensation	—	76
Dividends paid	(5,555)	(4,632)
Purchase of common stock	(7,655)	(776)
Excess tax benefits from stock based compensation	1,257	1,228

Net cash used in financing activities	(11,953)	(4,104)

Effect of exchange rate changes on cash	425	444

Net (decrease) increase in cash and cash equivalents	(9,237)	7,703
Cash and cash equivalents at beginning of period	41,270	46,656

Cash and cash equivalents at end of period	$32,033	$54,359

Supplemental cash flow information

Interest paid	$7	$—

Income taxes paid	$517	$553

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2011.

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

Loss on Disposal or Impairment of Assets

During the three month period ended March 31, 2011, the Company recorded an $890 impairment of goodwill related to the Company’s geotechnical monitoring business and a $760 write-down of a 6% interest in an investment accounted for under the cost method, as a result of the sale of the business by majority shareholders.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended
	March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$30,291	$30,164
Effect of reallocating undistributed earnings of participating securities	(165)	(176)

Net income available under the two-class method	$30,126	$29,988

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,973,986	23,014,530
Effect of dilutive securities:
Employee stock options (See Note 5)	1,280	1,302

Dilutive potential common shares	1,280	1,302

Denominator for diluted earnings per share— adjusted weighted-average shares	22,975,266	23,015,832

Basic earnings per share	$1.31	$1.30

Diluted earnings per share	$1.31	$1.30

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the quarter ended March 31, 2012, the Company repurchased and retired 60,000 shares at an aggregate price of $5,726. As of March 31, 2012, the Company has repurchased and retired 1,877,576 shares at an aggregate price of $78,301.

4. Dividends Paid

On January 17, 2012, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on February 1, 2012. The dividend was paid on February 15, 2012. On March 20, 2012, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on May 1, 2012. The dividend is payable on May 15, 2012 and is presented in Current Liabilities at March 31, 2012.

5. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) in equal annual installments over a three-year period but subject to certain limitations, awards may specify other vesting periods. As of March 31, 2012, 568,606 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous stock option plan has expired, outstanding options granted under the plan remain outstanding in accordance with their terms.

As of March 31, 2012, all compensation cost related to stock options granted under the expired stock option plan has been recognized. There were no stock options exercised during the three months ended March 31, 2012. The weighted-average remaining contractual term of the 2,425 options outstanding at March 31, 2012 was approximately 6 months.

A summary of restricted stock activity and related information for the three months ended March 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	129,082	$75.00
Granted	55,652	$119.22
Vested	(58,461)	$66.15
Forfeited	(1,061)	$108.28

Nonvested at March 31, 2012	125,212	$98.51

As of March 31, 2012, there was $9,322 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended March 31, 2012 was $3,867.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of March 31, 2012, there were 10,105 units of phantom shares granted under the Omnibus Incentive Plan, of which 3,429 have vested and 1,076 have been forfeited, with a total value of $591, a portion of which is accrued as a liability within Other Accrued Expenses.

6. Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. Under the terms of the agreement, as amended on March 5, 2012, the Company can borrow up to $25,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit. During the three-month period ended March 31, 2012, the Company borrowed and repaid $10,000 under the line of credit.

7. Foreign Currencies

As of March 31, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $91,368 and the Company has recorded a cumulative foreign currency translation loss of $725, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

8. New Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company adopted this guidance as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012. The Company adopted this guidance as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On August 4, 2011, CARBO Ceramics Inc. was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division. C-E alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, was invalid under federal antitrust law and applicable state law. On March 13, 2012, the Court granted a preliminary injunction in favor of C-E. The Company and C-E subsequently entered into a settlement agreement by which both parties agreed not to enforce the covenant against the other, and resolved the claims asserted in the lawsuit. As a result, the lawsuit has been dismissed. There was no material impact to the financial statements as a result of this lawsuit.

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”). On April 19, 2012, a third purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of Texas, which was also brought on behalf of shareholders who purchased the Company’s Common Stock during the Relevant Time Period (the “April SDTX Lawsuit” and collectively with the April SDNY Lawsuit and the February SDNY Lawsuit, the “Federal Securities Lawsuits”). The April SDNY Lawsuit and the April SDTX Lawsuit allege substantially similar claims as the February SDNY Lawsuit and request unspecified damages and costs.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit. The derivative lawsuit requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuits.

While each of the Federal Securities Lawsuits and the Harris Country Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

The Company cannot predict the ultimate outcome or duration of these lawsuits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

The Company generates revenue primarily through the sale of products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant and resin-coated sand for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company also provides the industry’s most popular hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures, along with geotechnical monitoring.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with United States generally accounting principles, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2011). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2011, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2011. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012

Revenues. Revenues of $163.2 million for the first quarter of 2012 increased 8% compared to $150.8 million for the same period in 2011. The increase is mainly attributed to a 6% increase in the average proppant selling price as a result of price increases during 2011, an increase in proppant sales volume and an increase in revenues of some of the Company’s other business units. Worldwide proppant sales volume totaled 404 million pounds in the first three months of 2012 compared to 399 million pounds for the same period in 2011. North American (defined as Canada and the U.S.) sales volume decreased 2% due primarily to the shift in U.S. drilling activity from natural gas basins, including certain shale plays, to oily, liquids-rich basins. International (excluding Canada) sales volume increased 21%. Other Proppants (resin-coated sand and ceramic proppant manufactured on an outsourced basis) represented 42 million pounds of the Company’s worldwide sales volumes in the first quarter of 2012, as compared to 23 million pounds in the first quarter of 2011. The average selling price per pound of all proppant was $0.372 during the first quarter of 2012 compared to $0.351 for the same period in 2011.

Gross Profit. Gross profit for the first quarter of 2012 was $63.5 million, or 39% of revenues, compared to $62.1 million, or 41% of revenues, for the first quarter of 2011. The increase in gross profit was primarily the result of an increase in the average proppant selling price and a greater contribution from some of the Company’s other business units. Gross profit as a percentage of revenues decreased primarily as a result of higher freight and logistics costs and a change in the mix of products sold.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $16.7 million for the first quarter of 2012 compared to $14.3 million for the first quarter of 2011. As a percentage of revenues, SG&A expenses increased to 10.2% in 2012 compared to 9.5% for the first quarter of 2011. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending. Start-up costs of $0.1 million in 2012 related to the start-up of the second resin-coating line at the Company’s New Iberia, Louisiana facility. Loss on disposal or impairment of assets of $1.7 million in 2011 consists of a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method, as a result of the sale of the business by majority shareholders.

Other Income (Expense). Other expense for the first quarter of 2012 increased $0.5 million compared to the same period in 2011. This increase is mainly attributed to losses resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Outlook

The Company believes its operating results for the remainder of 2012 will continue to be influenced by the level of oil and natural gas drilling in North America. A severe decline in natural gas prices in the U.S. in late 2011 led businesses engaged in the exploration and production of oil and natural gas to reduce drilling activity and capital spending in natural gas basins, including shale plays, and to increase capital spending towards oily, liquids-rich basins. From the Company’s perspective, the industry’s response to the reallocation of proppant supply and demand and adjustments to the increased supply and decreased prices for natural gas will take some time to work out, and the exact timing of this response is not certain.

While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays is encouraging, and the Company believes that demand for high-conductivity ceramic proppant will continue to strengthen. However, due to the continued industry relocation of equipment, services and supplies to liquids-rich basins, the Company anticipates pricing pressures will become more evident over the remainder of the year. In addition, the increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs in the first quarter of 2012 for the Company.

The Company expects to support near-term demand with its current ceramic production capacity of 1.7 billion pounds per year, along with existing inventories of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis. With respect to resin-coating capacity expansion, the second production line in New Iberia, Louisiana was completed during the first quarter of 2012 and increased the Company’s annual resin-coating capacity to 400 million pounds. Production output, however, continues to be limited by the availability of third-party supplied northern white sand that meets the Company’s specifications. The Company expects to utilize its own northern white sand reserves in the third quarter of 2012 as it brings on its sand processing facility in Marshfield, Wisconsin. With respect to the resin-coating expansion in Marshfield, the Company has slowed this project by approximately six months and now anticipates this operation may commence by the end of the first half of 2013. Additionally, the Company has been issued an Air Quality Permit for its proposed ceramic proppant manufacturing plant in Millen, Georgia. The Company is moving forward with construction of the first 250 million pound line and anticipates the Millen plant could commence operations near the end of 2013.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash and cash equivalents of $32.0 million compared to cash and cash equivalents of $41.3 million at December 31, 2011. During the first quarter of 2012, the Company generated $29.3 million of cash from operating activities, retained $1.3 million from excess tax benefits relating to stock based compensation and retained $0.4 million from the effect of exchange rate changes on cash. Uses of cash included $27.0 million for capital expenditures, $5.6 million for the payment of cash dividends and $7.7 million for repurchases of the Company’s Common Stock. In addition, during the first quarter of 2012, the Company borrowed and fully-repaid a total of $10.0 million on its credit facility.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 20, 2012, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on May 1, 2012. That dividend is payable on May 15, 2012. The Company estimates its total capital expenditures for the remainder of 2012 will be between $90.0 million and $100.0 million. Capital expenditures for the remainder of 2012 are expected to include costs associated with expansion of the Company’s distribution infrastructure, the construction of the resin-coating and sand processing facilities in Marshfield, Wisconsin, and the construction of the new manufacturing facility in the Millen, Georgia area.

The Company maintains an unsecured line of credit with Wells Fargo Bank, N.A. On March 5, 2012, the Company entered into a first amendment to its credit facility to (i) extend its maturity date from January 29, 2013 to July 29, 2013, (ii) increase the size from $10.0 million to $25.0 million and (iii) make other administrative changes to certain covenants and provisions. As of March 31, 2012, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2012.

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

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our annual report on Form 10-K for the fiscal year ended December 31, 2011 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $91.4 million and the Company has recorded a cumulative foreign currency translation loss of $0.7 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2012.

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

As of March 31, 2012, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 4, 2011, CARBO Ceramics Inc. was named as a defendant in a civil lawsuit filed by C-E Minerals, Inc. (“C-E”) in the United States District Court for the Northern District of Georgia, Atlanta Division. C-E alleged that a mutual non-competition provision contained in a Raw Material Requirements Agreement between C-E and CARBO Ceramics Inc., dated June 1, 2003, is invalid under federal antitrust law and applicable state law. The covenant generally prohibits C-E from engaging in the manufacture or sale of ceramic proppant, and prohibits the Company from engaging in the business of selling calcined clay through the end of 2013 (three years after the termination date of the agreement). C-E sought a declaratory judgment that the covenant is invalid, along with a preliminary and permanent injunction that would prevent the enforcement of the covenant. C-E is also sought to recover its attorney’s fees from the Company. C-E subsequently amended its complaint on September 15, 2011 to further allege that the Company has certain monopoly power and has asked for declaratory and injunctive relief that would prevent the Company from enforcing certain damages provisions in its sales contracts. In addition, the Company filed a counter-claim against C-E seeking injunctive relief and damages in connection with sales of ceramic proppant by C-E and its affiliates. C-E filed a motion for a preliminary injunction to prohibit the enforcement of the non-competition provision. The Court held a hearing on this motion on February 15, 2012 and granted a preliminary injunction in favor of C-E on March 13, 2012. The Company and C-E subsequently entered into a settlement agreement by which both parties agreed not to enforce the covenant against the other, and resolved the claims asserted in the lawsuit. As a result, the lawsuit has been dismissed.

On February 9, 2012, the Company, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of investors who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”). On April 19, 2012, a third purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of Texas, which was also brought on behalf of shareholders who purchased the Company’s Common Stock during the Relevant Time Period (the “April SDTX Lawsuit” and collectively with the April SDNY Lawsuit and the February SDNY Lawsuit, the “Federal Securities Lawsuits”). The April SDNY Lawsuit and the April SDTX Lawsuit allege substantially similar claims as the February SDNY Lawsuit and request unspecified damages and costs.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit. The derivative lawsuit requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuits.

While each of the Federal Securities Lawsuits and the Harris Country Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

Additionally, from time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
01/01/12 to 01/31/12	45,548		$106.25	30,000	152,424
02/01/12 to 02/29/12	30,000		$93.57	30,000	122,424
03/01/12 to 03/31/12	88		$101.70	—	122,424

Total	75,636	(3)		60,000

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.
(2)	Selected repurchases were made with an agent under a Written Plan for the Repurchase of Securities that complies with the requirements of Rule 10b5-1 of the Exchange Act (the “10b5-1 Agreement”). The agent repurchased a number of shares of our common stock determined under the terms of the 10b5-1 Agreement each trading day based on the trading price of the stock on that day. Shares were repurchased by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.
(3)	Includes 15,636 shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURE

Our U.S. manufacturing facilities process mined minerals, and therefore are viewed as mine operations subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 95 to this quarterly report.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

10.1 Form of Change in Control Severance Agreement

10.2 Description of Modification to Annual Non-Employee Director Stock Grants

31.1 Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2 Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: May 1, 2012

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Form of Change in Control Severance Agreement

10.2	Description of Modification to Annual Non-Employee Director Stock Grants

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.