Form 10-Q
period 2012-06-30
CARBO CERAMICS INC
filed 2012-08-01
CIK 1009672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, 23,084,166 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,866	$41,270
Trade accounts and other receivables, net	117,337	112,014
Inventories:
Finished goods	101,173	105,233
Raw materials and supplies	28,965	26,783

Total inventories	130,138	132,016
Prepaid expenses and other current assets	5,488	4,023
Prepaid income taxes	—	3,279
Deferred income taxes	9,909	9,963

Total current assets	297,738	302,565
Property, plant and equipment:
Land and land improvements	14,510	14,512
Land-use and mineral rights	7,618	8,610
Buildings	70,798	67,120
Machinery and equipment	493,378	455,563
Construction in progress	55,119	48,778

Total	641,423	594,583
Less accumulated depreciation and amortization	220,673	201,924

Net property, plant and equipment	420,750	392,659
Goodwill	12,164	12,164
Intangible and other assets, net	32,624	33,477

Total assets	$763,276	$740,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,101	$38,192
Accrued income taxes	1,233	—
Other accrued expenses	28,392	40,874

Total current liabilities	49,726	79,066
Deferred income taxes	36,476	31,641
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 and 40,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 23,084,828 and 23,106,358 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	231	231
Additional paid-in capital	55,032	56,539
Retained earnings	626,437	577,253
Accumulated other comprehensive loss	(4,626)	(3,865)

Total shareholders’ equity	677,074	630,158

Total liabilities and shareholders’ equity	$763,276	$740,865

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$177,614	$149,669	$340,780	$300,499
Cost of sales	113,361	87,551	213,063	176,325

Gross profit	64,253	62,118	127,717	124,174
Selling, general and administrative expenses	17,056	15,845	33,708	30,132
Start-up costs	6	—	68	—
(Gain) loss on disposal or impairment of assets	(59)	(30)	(54)	1,649

Operating profit	47,250	46,303	93,995	92,393

Other income (expense):
Interest income (expense), net	9	56	(35)	100
Foreign currency exchange gain (loss), net	579	(126)	144	(314)
Other, net	47	(53)	(212)	(130)

	635	(123)	(103)	(344)

Income before income taxes	47,885	46,180	93,892	92,049
Income taxes	15,968	16,236	31,684	31,941

Net income	$31,917	$29,944	$62,208	$60,108

Earnings per share:
Basic	$1.38	$1.29	$2.69	$2.60

Diluted	$1.38	$1.29	$2.69	$2.60

Other information:
Dividends declared per common share (See Note 4)	$—	$—	$0.48	$0.40

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$31,917	$29,944	$62,208	$60,108

Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,002)	1,436	(1,171)	5,251
Deferred income tax benefit (expense)	2,101	(591)	410	(810)

Other comprehensive (loss) income, net of tax	(3,901)	845	(761)	4,441

Comprehensive income	$28,016	$30,789	$61,447	$64,549

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net income	$62,208	$60,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,801	16,487
Provision for doubtful accounts	12	—
Deferred income taxes	5,299	2,905
Excess tax benefits from stock based compensation	(1,257)	(1,270)
(Gain)/loss on disposal or impairment of assets	(54)	1,649
Foreign currency transaction (gain) loss, net	(144)	314
Stock compensation expense	3,087	2,795
Changes in operating assets and liabilities:
Trade accounts and other receivables	(5,525)	(14,291)
Inventories	1,938	(13,293)
Prepaid expenses and other current assets	(1,451)	(2,242)
Long-term prepaid expenses	766	447
Accounts payable	(18,142)	(2,583)
Accrued expenses	(12,482)	2,689
Accrued income taxes, net	5,764	(1,576)

Net cash provided by operating activities	61,820	52,139

Investing activities
Capital expenditures	(50,288)	(37,468)

Net cash used in investing activities	(50,288)	(37,468)

Financing activities
Proceeds from bank borrowings	10,000	—
Repayments on bank borrowings	(10,000)	—
Net proceeds from stock based compensation	—	76
Dividends paid	(11,095)	(9,264)
Purchase of common stock	(7,655)	(814)
Excess tax benefits from stock based compensation	1,257	1,270

Net cash used in financing activities	(17,493)	(8,732)

Effect of exchange rate changes on cash	(443)	655

Net (decrease) increase in cash and cash equivalents	(6,404)	6,594
Cash and cash equivalents at beginning of period	41,270	46,656

Cash and cash equivalents at end of period	$34,866	$53,250

Supplemental cash flow information
Interest paid	$72	$—

Income taxes paid	$20,621	$30,611

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$31,917	$29,944	$62,208	$60,108
Effect of reallocating undistributed earnings of participating securities	(171)	(174)	(336)	(350)

Net income available under the two-class method	$31,746	$29,770	$61,872	$59,758

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,961,130	23,027,104	22,967,558	23,020,851
Effect of dilutive securities:
Employee stock options	1,220	1,346	1,250	1,324

Dilutive potential common shares	1,220	1,346	1,250	1,324

Denominator for diluted earnings per share— adjusted weighted-average shares	22,962,350	23,028,450	22,968,808	23,022,175

Basic earnings per share	$1.38	$1.29	$2.69	$2.60

Diluted earnings per share	$1.38	$1.29	$2.69	$2.60

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the six months ended June 30, 2012, the Company repurchased and retired 60,000 shares at an aggregate price of $5,726. As of June 30, 2012, the Company has repurchased and retired 1,877,576 shares at an aggregate price of $78,301.

4. Dividends Paid

On March 20, 2012, the Board of Directors declared a cash dividend of $0.24 per common share payable to shareholders of record on May 1, 2012. The dividend was paid on May 15, 2012. On July 17, 2012, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on August 1, 2012. This dividend is payable on August 15, 2012.

5. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) in equal annual installments over a three-year period but subject to certain limitations, awards may specify other vesting periods. As of June 30, 2012, 569,091 shares were available for issuance under the Omnibus Incentive Plan. Although the Company’s previous stock option plan has expired, outstanding options under the plan remain outstanding in accordance with their terms.

As of June 30, 2012, all compensation cost related to stock options granted under the expired stock option plan has been recognized. There were no stock options exercised during the six months ended June 30, 2012. The weighted-average remaining contractual term of the 2,425 options outstanding at June 30, 2012 was approximately 3 months.

A summary of restricted stock activity and related information for the six months ended June 30, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	129,082	$75.00
Granted	55,652	$119.22
Vested	(58,461)	$66.15
Forfeited	(3,946)	$93.80

Nonvested at June 30, 2012	122,327	$98.75

As of June 30, 2012, there was $7,944 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the six months ended June 30, 2012 was $3,867.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of June 30, 2012, there were 10,105 units of phantom shares granted under the Omnibus Incentive Plan, of which 3,429 have vested and 1,076 have been forfeited, with a total value of $430, a portion of which is accrued as a liability within Other Accrued Expenses.

6. Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On March 5, 2012, the Company entered into a first amendment to this credit agreement to (i) extend its maturity date from January 29, 2013 to July 29, 2013, (ii) increase the size from $10,000 to $25,000, and (iii) make other administrative changes to certain covenants and provisions. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit. During the six-month period ended June 30, 2012, the Company borrowed and repaid $10,000 under the line of credit.

7. Foreign Currencies

As of June 30, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $86,816 and the Company has recorded cumulative foreign currency translation loss of $4,626, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

8. New Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance on application of the goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company adopted this guidance as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”), which alleges substantially similar claims as the February SDNY Lawsuit and requests unspecified damages and costs. In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit.

On April 19, 2012, a third purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of Texas, which was also brought on behalf of shareholders who purchased shares during the Relevant Time Period. This lawsuit alleged substantially similar claims as the February SDNY Lawsuit and requested unspecified damages and costs. In June 2012, this lawsuit was dismissed without prejudice.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “March Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit, and requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a second purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (this lawsuit collectively with the March Harris County Lawsuit, the “Harris County Lawsuits”). This lawsuit alleges substantially similar claims as the March Harris County Lawsuit as well as a breach of duty against certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to this lawsuit have also entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the Harris County Lawsuits are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

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

Results of Operations

Three Months Ended June 30, 2012

Revenues. Revenues of $177.6 million for the quarter ended June 30, 2012 increased 19% compared to $149.7 million in revenues for the same period in 2011. The increase is mainly attributed to a 17% increase in proppant sales volume and an increase in revenues of some of the Company’s other business units. Worldwide proppant sales volume totaled 454 million pounds for the second quarter of 2012 compared to 387 million pounds for the second quarter of 2011. North American (defined as Canada and the U.S.) sales volume increased 17% largely driven by an increase in the oil rig count in the U.S. as well as acceptance of the Company’s products in oily, liquids-rich basins. International (excluding Canada) sales volume increased 20% primarily due to increased sales volumes in Mexico and Russia. Other Proppants (resin-coated sand and ceramic proppant manufactured on an outsourced basis) represented 51 million pounds of the Company’s worldwide sales volumes in the second quarter of 2012, as compared to 23 million pounds in the second quarter of 2011. The average selling price per pound of all proppant remained relatively flat at $0.358 during the second quarter of 2012 compared to $0.356 for the same period in 2011.

Gross Profit. Gross profit for the second quarter of 2012 was $64.3 million, or 36% of revenues, compared to $62.1 million, or 42% of revenues, for the second quarter of 2011. The increase in gross profit was primarily the result of higher proppant sales volumes and a greater contribution from some of the Company’s other business units, partially offset by an increase in freight and logistics costs. Gross profit as a percentage of revenues decreased primarily as a result of higher freight and logistics costs and a change in the mix of products sold.

Selling, General and Administrative (SG&A). SG&A expenses totaled $17.1 million for the second quarter of 2012 compared to $15.8 million for the same period in 2011. As a percentage of revenues, SG&A expenses decreased to 9.6% compared to 10.6% for the second quarter of 2011.

Other Income (Expense). Other income for the second quarter of 2012 increased $0.8 million compared to the same period in 2011. This increase is mainly attributed to gains resulting from changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Income Tax Expense. Income tax expense was $16.0 million, or 33.3% of pretax income, for the second quarter of 2012 compared to $16.2 million, or 35.2% of pretax income, for the same period last year. The lower effective tax rate is primarily due to additional tax benefits relating to mining depletion deductions.

Six Months Ended June 30, 2012

Revenues. Revenues of $340.8 million for the six months ended June 30, 2012 increased 13% compared to $300.5 million in revenues for the same period in 2011. Revenues increased primarily due to a 9% increase in proppant sales volume, a 3% increase in the average proppant selling price and an increase in revenues for some of the Company’s other business units. Worldwide proppant sales volume totaled 857 million pounds in the first six months of 2012 compared to 785 million pounds for the same period in 2011. North American (defined as Canada and the U.S.) sales volume increased 7% due primarily to an increase in the oil rig count in the U.S. as well as acceptance of the Company’s products in oily, liquids-rich basins. International (excluding Canada) sales volume increased 21% primarily due to increased sales volumes in Mexico, Russia and China. Other Proppants (resin-coated sand and ceramic proppant manufactured on an outsourced basis) represented 92 million pounds of the Company’s worldwide sales volumes in the first six months of 2012, as compared to 46 million pounds for the same period in 2011. The average selling price per pound of all proppant was $0.364 during the six months ended June 30, 2012 compared to $0.353 for the same period in 2011.

Gross Profit. Gross profit for the six months ended June 30, 2012 was $127.7 million, or 37% of revenues, compared to $124.2 million, or 41% of revenues, for the same period in 2011. The increase in gross profit was primarily the result of higher proppant sales volumes, an increase in the average proppant selling price and a greater contribution from some of the Company’s other business units, partially offset by an increase in freight and logistics costs. Gross profit as a percentage of revenues decreased primarily as a result of higher freight and logistics costs and a change in the mix of products sold.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $33.7 million for the six months ended June 30, 2012 compared to $30.1 million for the same period in 2011. As a percentage of revenues, SG&A expenses remained relatively flat at 9.9% for the six months ended June 30, 2012 compared to 10.0% for the same period in 2011. The increase in SG&A expenses primarily resulted from higher marketing, research and development, and administrative spending. Start-up costs of $0.1 million in 2012 related to the start-up of the second resin-coating line at the Company’s New Iberia, Louisiana facility. Loss on disposal or impairment of assets of $1.6 million in 2011 consists primarily of a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders.

Other Income (Expense). Other expense for the six months ended June 30, 2012 decreased $0.2 million compared to the same period in 2011 due primarily to changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated.

Income Tax Expense. Income tax expense was $31.7 million, or 33.7% of pretax income, for the six months ended June 30, 2012 compared to $31.9 million, or 34.7% of pretax income for the same period last year. The lower effective tax rate is due primarily to additional tax benefits in 2012 relating to mining depletion deductions.

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

The continuing shift in oilfield activity by the Company’s clients to oily, liquids-rich plays remains encouraging. However, the combination of a low natural gas price, volatility in oil and natural gas liquids markets, and the over-supply of imported Chinese ceramic proppant is causing disruptions within the industry, and the Company believes these disruptions will place pressure on proppant pricing, volumes and margins for the remainder of the year. In addition, the increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs in the first half of 2012 for the Company. The Company expects that a portion of these costs will likely continue for the balance of the year.

The Company expects to support near-term demand with its current ceramic production capacity of 1.7 billion pounds per year, along with existing inventories of ceramic proppant that meets API/ISO standards manufactured on an outsourced basis. With respect to resin-coating capacity expansion, the second production line in New Iberia, Louisiana was completed during the first quarter of 2012 and increased the Company’s annual resin-coating capacity to 400 million pounds. Near the end of the second quarter of 2012, the Company began to utilize its own northern white sand in its sand processing facility in Marshfield, Wisconsin. With respect to the resin-coating expansion in Marshfield, the Company has deferred further construction at this time. The Company will consider resuming construction when warranted by market conditions. Additionally, the Company has been issued an Air Quality Permit for its proposed ceramic proppant manufacturing plant in Millen, Georgia. The Company is moving forward with construction of the first 250 million pound line and anticipates the Millen plant could commence operation before the end of 2013.

Liquidity and Capital Resources

At June 30, 2012, the Company had cash and cash equivalents of $34.9 million compared to cash and cash equivalents of $41.3 million at December 31, 2011. For the six months ended June 30, 2012, the Company generated $61.8 million of cash from operating activities and $1.3 million from excess tax benefits relating to stock based compensation. Uses of cash included $50.3 million of capital spending, $11.1 million of cash dividends, $7.7 million for the repurchases of the Company’s Common Stock and $0.4 million for the effect of exchange rate changes on cash. In addition, during the first six months of 2012, the Company borrowed and fully repaid a total of $10.0 million on its credit facility.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 17, 2012, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on August 1, 2012. This dividend is payable on August 15, 2012. The Company estimates its total capital expenditures for the remainder of 2012 will be between $45.0 million and $55.0 million. Capital expenditures for the remainder of 2012 are expected to include costs associated with expansion of the Company’s distribution infrastructure and the construction of the new manufacturing facility in the Millen, Georgia area.

The Company maintains a $25.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of June 30, 2012, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $86.8 million and the Company has recorded a cumulative foreign currency translation loss of $4.6 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2012.

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

As of June 30, 2012, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 9, 2012, the Company, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the class period and requests unspecified damages and costs. On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of investors who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit,” and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”), which alleges substantially similar claims as the February SDNY Lawsuit and requests unspecified damages and costs. In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit.

On April 19, 2012, a third purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of Texas, which was also brought on behalf of shareholders who purchased shares during the Relevant Time Period. This lawsuit alleged substantially similar claims as the February SDNY Lawsuit and requested unspecified damages and costs. In June 2012, this lawsuit was dismissed without prejudice.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “March Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit, and requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a second purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (this lawsuit collectively with the March Harris County Lawsuit, the “Harris County Lawsuits”). This lawsuit alleges substantially similar claims as the March Harris County Lawsuit as well as a breach of duty against certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the Harris County Lawsuits are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended June 30, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
04/01/12 to 04/30/12	—	$—	—	122,424
05/01/12 to 05/31/12	—	$—	—	122,424
06/01/12 to 06/30/12	—	$—	—	122,424

Total	—		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

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

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: August 1, 2012

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.