Form 10-Q
period 2012-09-30
CARBO CERAMICS INC
filed 2012-10-31
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, 23,093,516 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$52,021	$41,270
Trade accounts and other receivables, net	117,570	112,014
Inventories:
Finished goods	103,718	105,233
Raw materials and supplies	26,992	26,783

Total inventories	130,710	132,016
Prepaid expenses and other current assets	6,801	4,023
Prepaid income taxes	—	3,279
Deferred income taxes	11,026	9,963

Total current assets	318,128	302,565
Property, plant and equipment:
Land and land improvements	14,747	14,512
Land-use and mineral rights	10,355	8,610
Buildings	71,563	67,120
Machinery and equipment	513,228	455,563
Construction in progress	45,246	48,778

Total	655,139	594,583
Less accumulated depreciation and amortization	230,513	201,924

Net property, plant and equipment	424,626	392,659
Goodwill	12,164	12,164
Intangible and other assets, net	31,813	33,477

Total assets	$786,731	$740,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,440	$38,192
Accrued income taxes	4,727	—
Dividends payable	6,231	—
Other accrued expenses	31,191	40,874

Total current liabilities	54,589	79,066
Deferred income taxes	40,755	31,641
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 and 40,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 23,078,445 and 23,106,358 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	231	231
Additional paid-in capital	56,071	56,539
Retained earnings	637,871	577,253
Accumulated other comprehensive loss	(2,786)	(3,865)

Total shareholders’ equity	691,387	630,158

Total liabilities and shareholders’ equity	$786,731	$740,865

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$151,134	$167,083	$491,914	$467,582
Cost of sales	100,984	94,390	314,047	270,715

Gross profit	50,150	72,693	177,867	196,867
Selling, general and administrative expenses	15,093	16,622	48,801	46,754
Start-up costs	—	127	68	127
Loss (gain) on disposal or impairment of assets	42	(112)	(12)	1,537

Operating profit	35,015	56,056	129,010	148,449

Other income (expense):
Interest income (expense), net	17	60	(18)	160
Foreign currency exchange (loss) gain, net	(175)	86	(31)	(228)
Other, net	(2)	11	(214)	(119)

	(160)	157	(263)	(187)

Income before income taxes	34,855	56,213	128,747	148,262
Income taxes	10,957	19,302	42,641	51,243

Net income	$23,898	$36,911	$86,106	$97,019

Earnings per share:
Basic	$1.04	$1.59	$3.73	$4.19

Diluted	$1.04	$1.59	$3.73	$4.19

Other information:
Dividends declared per common share (See Note 4)	$0.54	$0.48	$1.02	$0.88

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$23,898	$36,911	$86,106	$97,019

Other comprehensive income (loss):
Foreign currency translation adjustment	2,832	(6,231)	1,661	(980)
Deferred income tax (expense) benefit	(992)	2,029	(582)	1,219

Other comprehensive income (loss), net of tax	1,840	(4,202)	1,079	239

Comprehensive income	$25,738	$32,709	$87,185	$97,258

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income	$86,106	$97,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,333	25,661
Provision for doubtful accounts	12	240
Deferred income taxes	7,469	6,063
Excess tax benefits from stock based compensation	(1,292)	(1,270)
(Gain) loss on disposal or impairment of assets	(12)	1,537
Foreign currency transaction loss, net	31	228
Stock compensation expense	4,051	3,742
Changes in operating assets and liabilities:
Trade accounts and other receivables	(5,499)	(24,498)
Inventories	2,016	(35,725)
Prepaid expenses and other current assets	(2,679)	(1,868)
Long-term prepaid expenses	1,306	243
Accounts payable	(25,819)	2,568
Accrued expenses	(9,811)	6,898
Accrued income taxes, net	9,302	(3,656)

Net cash provided by operating activities	98,514	77,182

Investing activities
Capital expenditures	(64,124)	(63,148)

Net cash used in investing activities	(64,124)	(63,148)

Financing activities
Proceeds from bank borrowings	10,000	—
Repayments on bank borrowings	(10,000)	—
Net proceeds from stock based compensation	54	76
Dividends paid	(17,328)	(14,823)
Purchase of common stock	(7,655)	(7,464)
Excess tax benefits from stock based compensation	1,292	1,270

Net cash used in financing activities	(23,637)	(20,941)

Effect of exchange rate changes on cash	(2)	(72)

Net increase (decrease) in cash and cash equivalents	10,751	(6,979)
Cash and cash equivalents at beginning of period	41,270	46,656

Cash and cash equivalents at end of period	$52,021	$39,677

Supplemental cash flow information

Interest paid	$76	$1

Income taxes paid	$25,870	$48,836

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$23,898	$36,911	$86,106	$97,019
Effect of reallocating undistributed earnings of participating securities	(122)	(212)	(458)	(562)

Net income available under the two-class method	$23,776	$36,699	$85,648	$96,457

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,963,318	23,026,741	22,966,134	23,022,836
Effect of dilutive securities:
Employee stock options	—	1,351	833	1,333

Dilutive potential common shares	—	1,351	833	1,333

Denominator for diluted earnings per share—adjusted weighted-average shares	22,963,318	23,028,092	22,966,967	23,024,169

Basic earnings per share	$1.04	$1.59	$3.73	$4.19

Diluted earnings per share	$1.04	$1.59	$3.73	$4.19

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the nine months ended September 30, 2012, the Company repurchased and retired 60,000 shares at an aggregate price of $5,726. As of September 30, 2012, the Company has repurchased and retired 1,877,576 shares at an aggregate price of $78,301.

4. Dividends Paid

On July 17, 2012, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on August 1, 2012. The dividend was paid on August 15, 2012. On September 18, 2012, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on November 1, 2012. This dividend is payable on November 15, 2012 and is presented in Current Liabilities at September 30, 2012.

5. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) in equal annual installments over a three-year period but subject to certain limitations, awards may specify other vesting periods. As of September 30, 2012, 578,100 shares were available for issuance under the Omnibus Incentive Plan.

As of September 30, 2012, all compensation cost related to stock options granted under the expired stock option plan has been recognized. There were 2,425 stock options exercised during the nine months ended September 30, 2012 with a total intrinsic value of $118. There are no outstanding options remaining under the Company’s previous stock option plans at September 30, 2012.

A summary of restricted stock activity and related information for the nine months ended September 30, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	129,082	$75.00
Granted	55,652	$119.22
Vested	(58,461)	$66.15
Forfeited	(12,754)	$101.26

Nonvested at September 30, 2012	113,519	$98.29

As of September 30, 2012, there was $6,202 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the nine months ended September 30, 2012 was $3,867.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of September 30, 2012, there were 10,105 units of phantom shares granted under the Omnibus Incentive Plan, of which 3,429 have vested and 1,277 have been forfeited, with a total value of $340, a portion of which is accrued as a liability within Other Accrued Expenses.

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

7. Foreign Currencies

As of September 30, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $89,192 and the Company has recorded cumulative foreign currency translation loss of $2,786, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY

Lawsuit, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit, which is expected to be considered by the court after response and reply briefs are filed by the parties during the fourth quarter of 2012.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “March Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit, and requests unspecified damages and costs. In September 2012, this lawsuit was dismissed without prejudice.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a second purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges substantially similar claims as the March Harris County Lawsuit as well as a breach of duty against certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

The Company cannot predict the ultimate outcome or duration of these lawsuits.

10. Subsequent Events

On October 1, 2012, the Company awarded 18,808 shares of restricted stock to an employee. The fair value of the stock award on the date of grant totaled $1,200, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the vesting periods. Half of the shares will vest over a three-year period and half over a five-year period.

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

Results of Operations

Three Months Ended September 30, 2012

Revenues. Revenues of $151.1 million for the quarter ended September 30, 2012 decreased 10% compared to $167.1 million in revenues for the same period in 2011. The decrease is mainly attributed to a 5% decrease in proppant sales volume and a 9% decrease in the average proppant selling price partially offset by an increase in revenues of the Company’s other business units. Worldwide proppant sales volume totaled 412 million pounds for the third quarter of 2012 compared to 432 million pounds for the third quarter of 2011. North American (defined as Canada and the U.S.) sales volume decreased 11% driven by several factors including a shift in drilling activity from natural gas to oily, liquids-rich basins and increased competition from an over-supply of Chinese ceramic proppant. International (excluding Canada) sales volume increased 33% primarily due to increased sales volumes in Mexico and China. Other Proppants (resin-coated sand and ceramic proppant manufactured on an outsourced basis) represented 27 million pounds of the Company’s worldwide sales volumes in the third quarter of 2012, as compared to 34 million pounds in the third quarter of 2011. The average selling price per pound of all proppant was $0.327 during the third quarter of 2012 compared to $0.358 for the same period in 2011.

Gross Profit. Gross profit for the third quarter of 2012 was $50.2 million, or 33% of revenues, compared to $72.7 million, or 44% of revenues, for the third quarter of 2011. Operations in 2012 continued to be impacted by the shift in drilling activity away from natural gas basins due to the severe decline in natural gas prices in late 2011 and the resulting logistical challenges and competitive pressures created by this shift. The decrease in gross profit and in gross profit as a percentage of revenue was primarily the result of lower proppant sales volumes, a decrease in the average proppant selling price, higher fixed cost absorption and an increase in freight and logistics costs. Greater contribution from the Company’s other business units partially offset the decline in gross profit from proppant sales.

Selling, General and Administrative (SG&A). SG&A expenses totaled $15.1 million for the third quarter of 2012 compared to $16.6 million for the same period in 2011. As a percentage of revenues, SG&A expenses remained relatively flat at 10.0% for the third quarter of 2012 compared to 9.9% for the same period last year. The decrease in SG&A expenses primarily resulted from lower marketing, research and development, and administrative spending.

Income Tax Expense. Income tax expense was $11.0 million, or 31.4% of pretax income, for the third quarter of 2012 compared to $19.3 million, or 34.3% of pretax income, for the same period last year. The $8.3 million decrease is primarily due to lower pre-tax income and a lower effective tax rate primarily associated with the final preparation and filing of the Company’s prior year income tax returns and additional tax benefits relating to mining depletion deductions.

Nine Months Ended September 30, 2012

Revenues. Revenues of $491.9 million for the nine months ended September 30, 2012 increased 5% compared to $467.6 million in revenues for the same period in 2011. Revenues increased primarily due to a 4% increase in proppant sales volume and an increase in revenues of the Company’s other business units. Worldwide proppant sales volume totaled 1.270 billion pounds in the first nine months of 2012 compared to 1.218 billion pounds for the same period in 2011. North American (defined as Canada and the U.S.) sales volume remained relatively flat for the nine months ended September 30, 2012 as compared to the same period in 2011. International (excluding Canada) sales volume increased 25% primarily due to increased sales volumes in Mexico, Russia and China. Other Proppants (resin-coated sand and ceramic proppant manufactured on an outsourced basis) represented 119 million pounds of the Company’s worldwide sales volumes for the nine months ended September 30, 2012, as compared to 80 million pounds in the same period in 2011. The average selling price per pound of all proppant was $0.352 during the nine months ended September 30, 2012 compared to $0.355 for the same period in 2011.

Gross Profit. Gross profit for the nine months ended September 30, 2012 was $177.9 million, or 36% of revenues, compared to $196.9 million, or 42% of revenues, for the same period in 2011. Operations in 2012 were impacted by the shift in drilling activity away from natural gas basins due to the severe decline in natural gas prices in late 2011 and the resulting logistical challenges and competitive pressures created by this shift. Despite similar proppant sales volumes in both nine-month periods, gross profit and gross profit as a percentage of revenues decreased in 2012 primarily as a result of an increase in freight and logistics costs and a shift in the sales mix towards heavyweight and Other Proppant products. Greater contribution from the Company’s other business units partially offset the decrease in gross profit from proppant sales.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $48.8 million for the nine months ended September 30, 2012 compared to $46.8 million for the same period in 2011. As a percentage of revenues, SG&A expenses remained relatively flat at 9.9% for the nine months ended September 30, 2012 compared to 10.0% for the same period in 2011. The increase in SG&A expenses primarily resulted from higher marketing and administrative spending. Start-up costs of $0.1 million in 2012 related to the start-up of the second resin-coating line at the Company’s New Iberia, Louisiana facility. Start-up costs of $0.1 million in 2011 related to costs associated with the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility. Loss on disposal or impairment of assets of $1.5 million in 2011 consists primarily of a $0.9 million impairment of goodwill related to the Company’s geotechnical monitoring business and a $0.8 million write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders.

Income Tax Expense. Income tax expense was $42.6 million, or 33.1% of pretax income, for the nine months ended September 30, 2012 compared to $51.2 million, or 34.6% of pretax income for the same period last year. The $8.6 million decrease is primarily due to lower pre-tax income and a lower effective tax rate primarily associated with the final preparation and filing of the Company’s prior year income tax returns and additional tax benefits relating to mining depletion deductions.

Outlook

The Company believes its operating results for the remainder of 2012 will continue to be influenced by the level of oil and natural gas drilling in North America. A severe decline in natural gas prices in the U.S. in late 2011 led businesses engaged in the exploration and production of oil and natural gas to reduce drilling activity and capital spending in natural gas basins, including shale plays, and to increase capital spending towards oily, liquids-rich basins. In addition, the fourth quarter may be adversely affected by normal seasonality issues, including weather and holidays.

The combination of a low natural gas price, volatility in oil and natural gas liquids markets, and the over-supply of imported Chinese ceramic proppant are causing disruptions within the industry, and the Company believes these disruptions will continue to place pressure on proppant pricing, volumes and margins for the remainder of the year. In addition, the increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs during the first three quarters of 2012 for the Company. The Company expects these costs will continue at current levels for the balance of the year.

The Company expects to support near-term demand with its current ceramic production capacity of 1.7 billion pounds per year, along with existing inventories of ceramic proppant manufactured on an outsourced basis. With respect to resin-coating capacity expansion, the second production line in New Iberia, Louisiana was completed during the first quarter of 2012 and increased the Company’s annual resin-coating capacity to 400 million pounds. Near the end of the second quarter of 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin. With respect to the resin-coating expansion in Marshfield, the Company has deferred further construction at this time. The Company will consider resuming construction when warranted by market conditions. Additionally, the Company has been issued an Air Quality Permit for its proposed ceramic proppant manufacturing plant in Millen, Georgia. The Company is moving forward with construction of the first 250 million pound line and anticipates the Millen plant could commence operation near the end of 2013.

Liquidity and Capital Resources

At September 30, 2012, the Company had cash and cash equivalents of $52.0 million compared to cash and cash equivalents of $41.3 million at December 31, 2011. For the nine months ended September 30, 2012, the Company generated $98.5 million of cash from operating activities and $1.3 million from excess tax benefits relating to stock based compensation. Uses of cash included $64.1 million of capital spending, $17.3 million of cash dividends and $7.7 million for the repurchase of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On September 18, 2012, the Board of Directors declared a cash dividend of $0.27 per common share, or $6.2 million in the aggregate, to shareholders of record on November 1, 2012. That dividend is payable on November 15, 2012. The Company estimates its total capital expenditures for the remainder of 2012 will be between $15 million and $25 million. Capital expenditures for the remainder of 2012 are expected to include costs associated with expansion of the Company’s distribution infrastructure and the construction of the new manufacturing facility in the Millen, Georgia area.

The Company maintains a $25.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of September 30, 2012, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $89.2 million and the Company has recorded cumulative foreign currency translation loss of $2.8 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2012.

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

As of September 30, 2012, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District

Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The suit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit, which is expected to be considered by the court after response and reply briefs are filed by the parties during the fourth quarter of 2012.

On March 1, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “March Harris County Lawsuit”). The suit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit, and requests unspecified damages and costs. In September 2012, this lawsuit was dismissed without prejudice.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a second purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges substantially similar claims as the March Harris County Lawsuit as well as a breach of duty against certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to this lawsuit have entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

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

ITEM 5. OTHER INFORMATION

Not applicable

IT EM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Separation Agreement, made as of August 9, 2012, by and between David G. Gallagher and CARBO Ceramics Inc.

10.2	Summary of Initial Compensation Terms for Don P. Conkle

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad

President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: October 30, 2012

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Separation Agreement, made as of August 9, 2012, by and between David G. Gallagher and CARBO Ceramics Inc.

10.2	Summary of initial compensation terms for Don P. Conkle

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.