Form 10-K
period 2012-12-31
CARBO CERAMICS INC
filed 2013-02-25
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2012, as reported on the New York Stock Exchange, was approximately $1,516,456,041. Shares of Common Stock held by each director and executive officer and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2013, the Registrant had 23,137,201 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 21, 2013, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company”) is the world’s largest supplier of ceramic proppant and, during 2010, commenced the sale of resin-coated sand in order to broaden its proppant suite of products. The Company is the provider of the industry’s most popular fracture simulation software, and a provider of fracture design and consulting services, and a broad range of technologies for spill prevention, containment and countermeasures. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware. As used herein, “Company”, “we”, “our” and “us” may refer to the Company and/or its consolidated subsidiaries.

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

During 2010, the Company began production of resin-coated ceramic (CARBOBOND® LITE®) and resin-coated sand (CARBOBOND®RCS) proppants. The introduction of CARBOBOND®LITE® addresses a niche market in which oil and natural gas wells are subject to the risk of proppant flow-back. In the case of CARBOBOND®RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative proppant, in addition to its ceramic proppant products thereby broadening its proppant suite of products.

In addition, the Company manufactures CARBONRT®, a detectable proppant that utilizes a non-radioactive tracer material to assist operators in determining the locations of fractures in a natural gas or oil well. This tracer is incorporated into proppant granules during the manufacturing process, and can be added to any of the types of ceramic proppant that the Company makes.

During the year ended December 31, 2012, the Company generated approximately 77% of its revenues in the United States and 23% in international markets.

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

The Company also provided a broad range of technologies and products for geotechnical monitoring through its wholly owned subsidiary Applied Geomechanics, Inc. (“AGI”). The AGI business was wound down, and the Company exited this business in late 2012.

Falcon Technologies and Services, Inc. (“Falcon Technologies”), a wholly-owned subsidiary of the Company, provides spill prevention, containment and countermeasure systems for the oil and gas industry. Falcon Technologies uses proprietary technology to provide products that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

Competition

As the demand for resin-coated and ceramic proppant continues to be amplified by the large resource plays, the Company expects more entrants into the market for its products. One of the Company’s worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain is a division of Compagnie de Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with each of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas. Saint-Gobain also manufactures ceramic proppant in China. Mineracao Curimbaba (“Curimbaba”), based in Brazil, is also a competitor and manufactures ceramic proppants that it markets in competition with some of the Company’s products. Imerys, S.A., based in France (“Imeyrs”), has begun to manufacture ceramic proppant in the State of Georgia, and is also a competitor of the Company. In addition, Pyramax, LLC is constructing a ceramic proppant plant in the State of Georgia, and may become a competitor of the Company once the plant is completed.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. Although the Company has limited information about Borovichi and FORES, the Company believes that Borovichi primarily manufactures intermediate strength ceramic proppants and markets its products principally within Russia, and that FORES manufactures intermediate strength and lightweight ceramic proppant lines and markets its products both inside and outside of Russia. The Company further believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The

Company is also aware of an increasing number of manufacturers in China. Most of these companies produce intermediate strength ceramic proppants that are marketed both inside and outside of China. Chinese proppant imports into the United States increased beginning in 2011.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and various producers located in China. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® products compete primarily with ceramic proppant produced by Saint-Gobain, Curimbaba and Imerys and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. The leading suppliers of mined sand are Unimin Corp., U.S. Silica Company, Badger Mining Corp., Fairmount Minerals Limited, Inc., and Ogelbay-Norton Company. The leading suppliers of resin-coated sand are Momentive Specialty Chemicals (formerly known as Hexion) and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that the most significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is good. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Over the past five years, the Company has increased its manufacturing and resin-coating capacity by nearly 60% and plans to continue its strategy of adding capacity, as needed, to meet anticipated future increases in sales demand.

Product Development

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. More specifically, the Company has developed a new ceramic proppant with increased strength and conductivity when compared to its traditional products. This new product is intended for use in ultra-high stress wells. The Company is currently scaling up its research and development pilot plant for commercial production, and plans to introduce this product before the end of 2013. Accordingly, quantities of this new product are expected to be limited during 2013. The Company continues to evaluate ways in which the technology utilized in this new product development may be applicable to its other product offerings. For information regarding the Company’s research and development expenditures see Note 1 to the “Notes to Consolidated Financial Statements.”

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

Customers and Marketing

The Company’s largest customers are participants in the petroleum pressure pumping industry. Specifically, Halliburton Energy Services, Inc. and Schlumberger Limited each accounted for more than 10% of the Company’s 2012 and 2011 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells and service companies.

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

The Company’s international marketing efforts are conducted primarily through its sales offices in Dubai, United Arab Emirates; Aberdeen, Scotland; Beijing, China; and Moscow, Russia, and through commissioned sales agents located in South America. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 23%, 21% and 23% of the Company’s sales for 2012, 2011 and 2010, respectively. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the years ended December 31,
	2012	2011	2010
	($ in millions)
Location
United States	$500.1	$495.8	$365.4
International	145.4	129.9	107.7

Total	$645.5	$625.7	$473.1

Production Capacity

The Company believes that constructing adequate capacity ahead of demand while incorporating new technology to reduce manufacturing costs are important competitive strategies to increase its overall share of the market for proppant.

Between 2006 and 2011, the Company, in successive phases, completed construction of four production lines at its manufacturing facility in Toomsboro, Georgia. The stated annual production capacity at this facility is 1.0 billion pounds per year.

During 2010, the Company began production from a resin-coating plant that was built within the existing manufacturing infrastructure of its New Iberia, Louisiana facility. The resin-coating plant is utilized to coat both ceramic proppant manufactured at other Company locations and raw frac sand. A second resin-coating production line at the facility was completed in 2012. The facility also functions as a distribution center.

During 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin. This facility supplies sand to the resin-coating facility in New Iberia.

The following table sets forth the current stated capacity of each of the Company’s existing manufacturing and resin-coating facilities:

Location	Annual Capacity
	(millions of pounds)
Eufaula, Alabama	275
McIntyre, Georgia	275
Toomsboro, Georgia	1,000
Luoyang, China	100
Kopeysk, Russia	100

Total manufacturing capacity	1,750
New Iberia, Louisiana – resin-coating	400	*

Total current capacity	2,150

*	Processing activities at the New Iberia facility involve resin-coating of previously manufactured ceramic proppant substrate and raw frac sand.

In 2011, the Company completed the acquisition of real estate to construct a ceramic proppant plant in the Millen, Georgia area. The Company is moving forward with initial site preparation and construction of the first 250 million pound line and anticipates the Millen plant could commence operation near the end of the first quarter of 2014. Engineering and procurement activities commenced for a 600 million pound per year resin-coating plant in Marshfield, Wisconsin but the Company has deferred construction at this time. The Company will consider resuming construction activities on this resin-coating plant when warranted by market conditions. Additionally, the Company is currently scaling up its research and development pilot plant for commercial production of the new ceramic proppant product that it plans to introduce before the end of 2013. The construction of additional manufacturing capacity beyond these new facilities will be dependent on the expected future demand for the Company’s products and the ability to obtain necessary environmental permits.

The Company generally supplies its domestic pumping service customers with products on a just-in-time basis and operates without any material backlog.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill, intangibles, and other long-term assets as of December 31 in the United States and other countries are as follows:

	2012	2011	2010
	($ in millions)
Long-lived assets:
United States	$422.3	$397.5	$315.5
International (primarily China and Russia)	36.7	40.8	46.4

Total	$459.0	$438.3	$361.9

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities, as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases approximately 2,100 rail cars for use in the distribution of its products and expects to add approximately 250 more railcars by the end of 2013. The price of the Company’s products sold for delivery in the lower 48 United States and Canada typically includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant. The Company expands its distribution network as needed, including rail car additions as well as increasing finished goods storage capacity at stocking locations. During the fourth quarter of 2012, the Company completed an expansion of its distribution facility in South Texas and is targeting completion of an additional distribution center in the Bakken region in the second half of 2013.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and has historically purchased its annual requirements at the seller’s current prices. The Company believes that its ability to purchase bauxite on the open market and current bauxite inventories will sufficiently provide for its bauxite needs in the United States during 2013.

The Company’s Eufaula, McIntyre and Toomsboro facilities primarily use locally mined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP®. The Millen facility, currently under construction, will also use locally mined kaolin in its productions processes. The Company has entered into bi-lateral contracts that require a supplier to sell to the Company, and the Company to purchase from the supplier, at least fifty percent of the Eufaula facility’s and Millen facility’s annual kaolin requirements. The Eufaula contract runs through 2017, with options to extend this agreement for additional three year terms. The Millen contract will begin upon the date in which the plant commences operations and extend for an initial period of five years, with options to extend the agreement for an additional five years. The Company has obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a fifteen year supply of kaolin for its Georgia facilities at current production rates. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport a majority of the McIntyre facility’s annual kaolin requirement.

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

The Company continues to explore options for the purchase of high quality raw materials for its resin-coated sand business. In 2011, the Company secured a five-year contract with a supplier and consummated the purchase of two parcels of property containing sand reserves. During 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin, which supplies the Company’s resin-coating facility in New Iberia, Louisiana.

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

The Company owns multiple patents in the United States and various foreign countries that relate to different types of ceramic proppant and production methods used for ceramic proppant and media; however, production of products pursuant to these patents does not currently constitute a material portion of the Company’s output. The Company also owns multiple U.S. and foreign patents that relate to methods for the detection of subterranean fractures.

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

Falcon Technologies owns two U.S. patents, which expire in 2026 and 2027 and relate to construction of secondary containment areas, and multiple U.S patent applications (together with a number of counterpart applications pending in foreign jurisdictions), each of which relates to tank bases, anchoring systems, or methods of constructing secondary containment areas.

Environmental and Other Governmental Regulations

The Company believes that its operations are in substantial compliance with applicable domestic and foreign federal, state and local environmental and safety laws and regulations.

Existing federal Environmental requirements such as the Clean Air Act and the Clean Water Act, as amended, impose certain restrictions on air and water pollutants from the Company’s operations via permits and regulations. Those pollutants include volatile organic compounds, nitrogen oxides, sulfur dioxide, particulate matter, storm water and wastewater discharges and other by-products. In addition to meeting environmental requirements for existing operations, the Company must also demonstrate compliance with environmental regulations in order to obtain permits prior to any future expansion. The United States Environmental Protection

Agency (“EPA”) and state programs require covered facilities to obtain individual permits or have coverage under an EPA general permit issued to groups of facilities. A number of federal and state agencies, including but not limited to, the EPA, the Texas Commission of Environmental Quality, the Louisiana Department of Environmental Quality, the Alabama Department of Environmental Management, the Wisconsin Department of Natural Resources, and the Georgia Environmental Protection Division, in states in which we do business, have environmental regulations applicable to our operations. Historically we have been able to obtain permits, where necessary, to build new facilities and modify existing facilities that allow us to continue compliant operations and obtaining these permits in a timely manner will continue to be an important factor in the Company’s ability to do so in the future.

Employees

As of December 31, 2012, the Company had 992 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Executive Officers of the Registrant

Gary A. Kolstad (age 54) was elected in June 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger, Ltd. Mr. Kolstad became a Vice President of Schlumberger, Ltd. in 2001, where he last held the positions of Vice President, Oilfield Services – U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 41) joined the Company as a Vice President and Chief Financial Officer in January 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Mark L. Edmunds (age 57) has been the Vice President, Operations since April 2002. From 2000 until joining the Company, Mr. Edmunds served as Business Unit Manager and Plant Manager for FMC Corporation. Prior to 2000, Mr. Edmunds served Union Carbide Corporation and The Dow Chemical Company in a variety of management positions, including Director of Operations, Director of Internal Consulting and Manufacturing Operations Manager.

Don P. Conkle (age 48) was appointed Vice President, Marketing and Sales in October 2012. Mr. Conkle previously held a variety of domestic and international managerial positions in engineering, marketing and sales, and technology development over a 26 year period with Schlumberger, Ltd. He served in the positions of Vice President of Stimulation Services from 2007 until 2009, as GeoMarket Manager (Qatar & Yemen) from 2009 until 2011 and as Production Group Marketing and Technology Director from 2011 until he joined the Company.

R. Sean Elliott (age 38) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008 and as a Vice President of the Company in May 2011. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic or resin-coated sand proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas prices experienced a significant decline during the second half of 2011 and continued throughout 2012, which resulted in a decline in the United States drilling rig count during 2012. A prolonged reduction in natural gas and oil prices would generally depress the level of natural gas and oil exploration, development, production and well completions activity and result in a corresponding decline in the demand for our products. Such a decline could have a material adverse effect on our results of operations and financial condition.

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

We face distribution and logistical challenges in our business

As oil and natural gas prices fluctuate, our customers may shift their focus back and forth between different resource plays, some of which can be located in geographic areas that do not have well-developed transportation and distribution infrastructure systems. Transportation and logistical operating expenses continue to comprise a significant portion of our total delivered cost of sales. Therefore, serving our clients in these less-developed areas presents distribution and other operational challenges that affect our sales and negatively impact our operating costs. Disruptions in transportation services, including shortages of rail cars or a lack of rail transportation services or developed infrastructure, could affect our ability to timely and cost effectively deliver to our customers and could provide a competitive advantage to competitors located in closer proximity to customers. Additionally, increases in the price of diesel fuel could negatively impact operating costs if we are unable to pass those increased costs along to our customers. While we made several distribution and infrastructure investments during 2012, we continue to work on long-term solutions to the changing distribution environment. Failure to find long-term solutions to these logistical challenges could adversely affect our ability to respond quickly to the needs of our customers or result in additional increased costs, and thus could negatively impact our results of operations and financial condition.

We operate in an increasingly competitive market.

The proppant market is highly competitive and no one supplier is dominant. We compete with other domestic and international suppliers of ceramic proppant, as well as with suppliers of sand and resin-coated sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The expiration of key patents owned by the Company has resulted in additional competition in the market for ceramic proppant. The entry of additional competitors into the market to supply ceramic proppant could have a material adverse effect on our results of operations and financial condition.

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

During 2012, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry. Although the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells, two customers accounted collectively for approximately 49% of our 2012 revenues. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, availability and delivery performance. Although we believe our relations with our customers and the major well operators are satisfactory, a material decline in the level of sales to any one of our major customers due to unsatisfactory product performance, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

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

A significant portion of our ceramic proppant is manufactured at one of our plants. Any adverse developments at that plant could have a material adverse effect on our financial condition and results of operations.

Our Toomsboro, Georgia plant represents approximately 47% of our total annual capacity at our existing manufacturing facilities. Any adverse developments at this plant, including a material disruption in production, an inability to supply the plant with raw materials at a competitive cost, or adverse developments due to catastrophic events, could have a material adverse effect on our financial condition and results of operations.

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

We rely upon intellectual property to protect our proprietary rights. Failure to protect our intellectual property rights may affect our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

The Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. In some cases, we rely on trade secrets, trademarks or contractual restrictions to protect intellectual property rights that are not patented. The steps we take to protect the non-patented intellectual property may not be sufficient to protect it and any loss or diminishment of such intellectual property rights could negatively impact our competitive advantage. Additionally, it is possible our competitors could independently develop the same or similar technologies that are only protected by trade secret and thus do not prevent third parties from competing with us. Furthermore, even protected intellectual property rights can be infringed upon by third parties. Monitoring unauthorized use of Company intellectual property can be difficult and expensive, and adequate remedies may not be available.

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

International revenues accounted for approximately 23%, 21% and 23% of our total revenues in 2012, 2011 and 2010, respectively. We may not succeed in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

Resin-coated sand is an alternative to the Company’s traditional ceramic proppant and involves a different manufacturing process that utilizes a different raw material. The expansion of our resin-coated sand operations is driven by market demand and involves capital expenditures and new operational requirements. If we are unable to secure adequate, cost effective supply commitments for the raw materials associated with resin-coated sand or if we are unable to timely and cost effectively construct additional manufacturing capacity and infrastructure to produce resin-coated sand, our ability to sell this product to the marketplace at profitable margins may be adversely impacted. A lack of sales of resin-coated sand or the inability to control the costs associated with manufacturing this product could have a material adverse effect on our results from operations and financial condition.

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

The facilities in McIntyre and Toomsboro, Georgia, include real property, plant and equipment that are leased by the Company from the Development Authority of Wilkinson County. The original lease was executed in 1997 and was last amended in 2008. The term of the current lease, which covers both locations, terminates on November 1, 2013, subject to the Company’s ability to renew the lease through November 2022. Under the terms of the lease, the Company is responsible for all costs incurred in connection with the premises, including costs of construction of the plant and equipment. At the termination of the lease, title to all of the real property, plant and equipment is to be conveyed to the Company in exchange for nominal consideration. The Company has the right to purchase the property, plant and equipment at any time during the term of the lease for a nominal price.

In 2011, the Company purchased land in Millen, Georgia for development and construction of a new ceramic proppant manufacturing facility. The Company is moving forward with initial site preparation and construction of the first 250 million pound line and anticipates the Millen plant could commence operation near the end of the first quarter of 2014. In November 2012, the Company entered into a lease for the land and improvements associated with the Millen facility. The lease term continues until the tenth anniversary of the completion of the last phase of the facility. Similar to lease terms of the two other Georgia facilities, the Millen lease requires the Company to be responsible for all costs (including construction costs) incurred in connection with the premises. Moreover, title to the real property, plant and equipment of the facility is to be conveyed to the Company at the end of the lease term for nominal consideration, and may be purchased by the Company at any time for a nominal price.

The Marshfield, Wisconsin sand processing plant, which became operational during 2012, and the resin-coating facility for which construction has been currently deferred are located on land owned by the Company.

The Company owns or otherwise utilizes distribution facilities in multiple locations around the world. See “Item 1. Business – Distribution.”

The Company owns approximately 4,150 acres of land and leasehold interests near its plants in Georgia and Alabama. The land contains raw material for use in the production of the Company’s lightweight ceramic proppants. The Company also holds approximately 490 acres of land and leasehold interests in Wisconsin near its resin-coating facility under construction in Marshfield, Wisconsin.

Falcon Technologies owns its service facility located in Decatur, Texas, and leases other regional service facilities within the United States.

Item 3.	Legal Proceedings

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. Response and reply briefs on this motion were filed during the fourth quarter of 2012, and a decision from the Court is pending.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit as well as a breach of duty by certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to the June Harris County Lawsuit have also entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

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

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 1, 2013 was approximately 24,696.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2012			2011
	Sales Price		Cash Dividends Declared (1)	Sales Price		Cash Dividends Declared (2)
Quarter Ended	High	Low		High	Low
March 31	$133.99	$85.94	$0.48	$141.12	$98.80	$0.40
June 30	105.45	72.33	—	162.95	127.54	—
September 30	86.26	62.92	0.54	180.25	102.53	0.48
December 31	81.67	61.00	—	155.94	94.18	—

(1)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2012 ($0.24), May 2012 ($0.24), August 2012 ($0.27) and November 2012 ($0.27).
(2)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2011 ($0.20), May 2011 ($0.20), August 2011 ($0.24) and November 2011 ($0.24).

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company did not repurchase any shares under this repurchase plan during the fourth quarter of 2012. As of December 31, 2012, the Company has repurchased and retired 1,877,576 shares at an aggregate price of $78.3 million.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2012, all of which represent shares surrendered to the Company for tax withholding obligations upon the vesting of restricted stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)
10/01/12 to 10/31/12	3,737	(3)	$63.78	—	122,424
11/01/12 to 11/30/12	431	(3)	$76.44	—	122,424
12/01/12 to 12/31/12	—		$—	—	122,424
Total	4,168	(3)		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

(2)	Represents the maximum number of shares that may be repurchased under the previously announced authorization as of period end. As of February 21, 2013, a maximum of 92,424 shares may be repurchased under the previously announced authorization.
(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The graph below compares the cumulative shareholder return on the Company’s common stock with the cumulative returns of the S&P 500 index and the S&P SmallCap 600 - Oil & Gas Equipment & Services index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CARBO Ceramics, Inc., the S&P 500 Index,

and S&P SmallCap 600 - Oil & Gas Equipment & Services Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share data)
Statement of Income Data:
Revenues .	$645,536	$625,705	$473,082	$341,872	$387,828
Cost of sales .	422,031	363,990	298,411	221,369	260,394

Gross profit	223,505	261,715	174,671	120,503	127,434
Selling, general, & administrative and other operating expenses (1)	64,619	64,113	55,061	41,053	40,351

Operating profit	158,886	197,602	119,610	79,450	87,083
Other (expense) income, net	(296)	(152)	(261)	344	1,266

Income before income taxes	158,590	197,450	119,349	79,794	88,349
Income taxes	52,657	67,314	40,633	26,984	27,944

Income from continuing operations	105,933	130,136	78,716	52,810	60,405
Discontinued operations (2):
Income from discontinued operations, net of taxes	—	—	—	—	5,784
Gain on disposal of discontinued operations, net of tax	—	—	—	—	44,127

Net income	$105,933	$130,136	$78,716	$52,810	$110,316

Earnings per basic share:
Income from continuing operations	$4.59	$5.62	$3.41	$2.27	$2.47
Income from discontinued operations	—	—	—	—	0.24
Gain on disposal of discontinued operations	—	—	—	—	1.81

Basic earnings per share	$4.59	$5.62	$3.41	$2.27	$4.52

Earnings per diluted share:
Income from continuing operations	$4.59	$5.62	$3.40	$2.27	$2.46
Income from discontinued operations	—	—	—	—	0.24
Gain on disposal of discontinued operations	—	—	—	—	1.81

Diluted earnings per share	$4.59	$5.62	$3.40	$2.27	$4.51

	December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share data)
Balance Sheet Data:
Current assets	$349,917	$302,565	$237,655	$218,870	$293,310
Current liabilities	50,830	79,066	51,247	32,458	83,848
Property, plant and equipment, net	426,232	392,659	338,483	270,722	244,902
Total assets	808,878	740,865	599,571	513,412	546,877
Total shareholders’ equity	713,078	630,158	521,979	457,316	442,534
Cash dividends per share	$1.02	$0.88	$0.76	$0.70	$0.62

(1)	Selling, general, & administrative (SG&A) and other operating expenses include costs of start-up activities and losses on disposal or impairment of assets.
(2)	On October 10, 2008, the Company completed the sale of its fracture and reservoir diagnostics business, the Pinnacle name and related trademarks. Consequently, these operations are presented as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

CARBO Ceramics Inc. generates revenue primarily through the sale of products and services to the oil and gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant and resin-coated sand for use primarily in the hydraulic fracturing of oil and natural gas wells. Falcon Technologies, a wholly-owned subsidiary of the Company, uses proprietary technology to provide products that are designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials. The Company also provides the industry’s most popular hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design and consulting.

During 2010, the Company began production of resin-coated ceramic (CARBOBOND® LITE®) and resin-coated sand (CARBOBOND® RCS) proppants. The introduction of CARBOBOND® LITE® addresses a market in which oil and natural gas wells are subject to a high risk of proppant flow-back. The adhesive property of the resin allows the ceramic proppant pack to adhere in place and therefore reduce the risk of proppant flow-back. In the case of CARBOBOND® RCS, the Company made the strategic decision to offer a lower cost, lower conductivity alternative to its ceramic proppants thereby broadening its proppant suite of products. Management of the Company believes that this is a natural extension of its core business and enhances the Company’s highly conductive proppant offering.

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

The Company believes international sales will continue to represent an important role in its business. International revenues represented 23%, 21% and 23% of total revenues in 2012, 2011 and 2010, respectively.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant, resin-coated ceramic proppant and resin-coated sand. In regards to expansion, the Company has been issued an Air Quality Permit for its proposed ceramic proppant manufacturing plant in Millen, Georgia. The Company is moving forward with site work and construction of the first 250 million pound line and anticipates the Millen plant could commence operations near the end of the first quarter of 2014. Upon the completion of the first line, the Company’s total ceramic proppant stated capacity is expected to be 2.0 billion pounds per year. A second resin-coating production line in New Iberia, Louisiana was completed during 2012, bringing the Company’s total resin-coating capacity to 400 million pounds per year. Also during 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin. Construction of a resin-coating facility at this same site in Marshfield has been deferred at this time. The Company will consider resuming construction when warranted by market conditions. Although the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity, as well as the addition of resin-coating capacity, could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products. In addition, the ability to construct new capacity will be contingent upon the receipt of all needed environmental emission permits. See “Item 1—Business” and “Item 1A—Risk Factors”.

Operating profit margin for the Company’s ceramic proppant business is principally impacted by manufacturing and distribution costs, sales price and the Company’s production levels as a percentage of its capacity. Although most direct production expenses have been relatively stable or predictable over time, the Company has experienced volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, and bauxite, which is the primary raw material for production of the Company’s high strength ceramic proppant. The cost of natural gas has been a significant component of total monthly domestic direct production expense over the last four years. In an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this item, gross margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue. Investments continue to be made to enhance the Company’s distribution capabilities. The Company recently completed an expansion of its distribution center in South Texas. The Company is targeting the completion of an additional distribution center in the Bakken region in the second half of 2013.

With regard to resin-coating and sand operations, during 2012 the Company completed a second resin-coating line at its New Iberia, Louisiana facility and began to utilize its Northern White sand in its sand processing facility in Marshfield, Wisconsin. The production of resin-coated sand is a different process than the manufacture of ceramic proppant, and profit margins associated with resin-coated sand are not as high as those historically received for the Company’s manufactured ceramic proppant.

As the Company has expanded its operations in both domestic and international markets, there has been an increase in activities and expenses related to marketing, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased in recent years. In the future, the Company expects to continue to actively pursue new business opportunities by:

•	increasing marketing activities globally; and

•	focusing on new product development.

The Company expects that these activities will generate increased revenue. As such, selling, general and administrative expenses may increase in 2013 from 2012 levels as the Company pursues these opportunities and continues to expand its operations.

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

During the second half of 2009, the North American drilling rig count improved from the lows experienced during the second half of 2008 and stabilized during 2010. Late in 2011, a severe decline in natural gas prices led certain customers to reduce drilling activities and capital spending in natural gas basins and increase these items in liquids-rich basins. Low natural gas prices continued throughout 2012 and operations were impacted by the shift in drilling activity away from natural gas basins. The impact resulting from this shift included higher distribution costs due to the logistical challenges in these infrastructure limited regions and competitive pricing pressures resulting from an over-supply of Chinese ceramic proppant. While natural gas fundamentals remain weak, the continued strength in oilfield activity by the Company’s clients in oily, liquids-rich plays is encouraging.

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

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to two major customers, both of which are in the petroleum pressure pumping industry. As of December 31, 2012, approximately 46% of the balance in trade accounts receivable was attributable to those two customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2012, the allowance for doubtful accounts totaled $1.8 million.

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

Results of Operations

Net Income

($ in thousands)	2012	Percent Change	2011	Percent Change	2010
Net Income	$105,933	(19)%	$130,136	65%	$78,716

For the year ended December 31, 2012, the Company reported net income of $105.9 million, a decrease of 19% compared to the $130.1 million reported in the previous year. Operations in 2012 were impacted by the shift in drilling activity away from natural gas basins due to the severe decline in natural gas prices in late 2011. The impact resulting from this shift included higher distribution costs due to the logistical challenges in infrastructure limited regions and competitive pricing pressures resulting from an over-supply of Chinese ceramic proppant. Net income in 2012 decreased primarily as a result of a 5% decrease in the average proppant selling price and a decrease in the proppant gross profit margin as a percentage of sales, partially offset by a 7% increase in proppant sales volume and a greater contribution from the Company’s other business units. Income tax expense in 2012 decreased primarily due to lower pretax income.

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

Individual components of financial results are discussed below.

Revenues

($ in thousands)	2012	Percent Change	2011	Percent Change	2010
Consolidated revenues	$645,536	3%	$625,705	32%	$473,082

Revenues of $645.5 million for the year ended December 31, 2012 increased 3% compared to $625.7 million in 2011. Revenues increased primarily due to a 7% increase in proppant sales volume and an increase in the revenues of some of the Company’s other business units, partially offset by a 5% decrease in the average proppant selling price resulting from competitive pricing pressures. Worldwide proppant sales volume totaled 1.712 billion pounds during 2012 compared to 1.605 billion pounds in 2011. North American (defined as Canada and the U.S.) sales volume increased 3% primarily attributed to an increase in the oil rig count in the U.S. as well as acceptance of the Company’s products in oily, liquids-rich basins. International (excluding Canada) sales volume increased 25% primarily due to increases in China, Russia and Mexico, partially offset by a decrease in Europe. Other Proppants (defined as resin-coated sand, ceramic proppant manufactured on an outsourced basis, and raw sand sold in the course of producing substrate for the resin-coated sand business) represented 169 million pounds of the Company’s worldwide sales volume in 2012, as compared to 129 million pounds in 2011. The average selling price per pound of all proppant, including Company-produced ceramic proppant and Other Proppant, was $0.343 per pound in 2012 compared to $0.360 per pound in 2011.

Revenues of $625.7 million for the year ended December 31, 2011 increased 32% compared to $473.1 million in 2010. Revenues increased primarily due to a 19% increase in proppant sales volume, a 12% increase in the average proppant selling price as a result of price increases and an increase in the revenues of Falcon Technologies. The Company’s worldwide proppant sales volume totaled 1.605 billion pounds during 2011 compared to 1.348 billion pounds in 2010. North American (defined as Canada and the United States) sales volume increased 21% and International (excluding Canada) sales volume increased 12%. North American demand was driven primarily by an increase in the drilling rig count in the United States and Canada as well as continued acceptance of the Company’s products in unconventional resource plays, including shale formations. Additional production capacity from the completion of the third and fourth production lines at the Company’s Toomsboro, Georgia production facility in 2010 and 2011, respectively, enabled the Company to increase sales volumes. Completion of the first resin-coating line at the Company’s New Iberia, Louisiana production facility during the second quarter of 2010, as well as the purchase of ceramic proppant that meets API and ISO standards and is manufactured on an outsourced basis, also contributed toward improved ability to meet customer demand. Other Proppants represented 129 million pounds of the Company’s worldwide sales volume in 2011, as compared to 66 million pounds in 2010. International sales volume increased primarily due to increases in Russia, Europe and the Asia-Pacific region (including China), partially offset by decreases in Africa and the Middle East. The average selling price per pound of all proppant, including both Company-produced ceramic proppant and Other Proppant, was $0.360 per pound in 2011 compared to $0.322 per pound in 2010.

Gross Profit

($ in thousands)	2012	Percent Change	2011	Percent Change	2010
Consolidated gross profit	$223,505	(15)%	$261,715	50%	$174,671
As a % of revenues	35%		42%		37%

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

Gross profit for the year ended December 31, 2012 was $223.5 million, or 35% of revenues, compared to $261.7 million, or 42% of revenues, for 2011. Operations in 2012 were impacted by the shift in drilling activity away from natural gas basins due to the severe decline in natural gas prices in late 2011 and the resulting logistical challenges and costs and the competitive pricing pressures created by this shift. Despite a 7% increase in proppant sales volume, gross profit and gross profit as a percentage of revenues decreased primarily as a result of a decrease in the average proppant selling price, an increase in freight and logistics costs, higher fixed cost absorption, and a shift in sales mix towards lower-margin heavyweight and Other Proppant products. Greater contribution from the Company’s other business units partially offset the decrease in gross profit from proppant sales.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

($ in thousands)	2012	Percent Change	2011	Percent Change	2010
Consolidated SG&A and other	$64,619	1%	$64,113	16%	$55,061
As a % of revenues	10%		10%		12%

Operating expenses consisted of $64.0 million of SG&A expenses and $0.6 million of other operating expenses for the year ended December 31, 2012 compared to $62.4 million and $1.7 million, respectively, for 2011. The increase in SG&A expenses primarily resulted from higher administrative spending. Other operating expenses in 2012 consisted primarily of a $0.5 million loss on disposal of assets related to the wind down of the geotechnical monitoring business. Other operating expenses in 2011 consisted primarily of an impairment of goodwill of $0.9 million related to the Company’s geotechnical monitoring business and a write-down of $0.8 million related to a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders. As a percentage of revenues, SG&A and other operating expenses for 2012 remained consistent to 2011.

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

Income Tax Expense

($ in thousands)	2012	Percent Change	2011	Percent Change	2010
Income Tax Expense	$52,657	(22)%	$67,314	66%	$40,633
Effective Income Tax Rate	33.2%		34.1%		34.0%

Consolidated income tax expense was $52.7 million, or 33.2% of pretax income, for the year ended December 31, 2012 compared to $67.3 million, or 34.1% of pretax income for 2011. The $14.7 million decrease is due to lower pre-tax income and a lower effective tax rate primarily associated with the final preparation and filing of the Company’s prior year income tax returns and additional tax benefits relating to mining depletion deductions.

Consolidated income tax expense was $67.3 million, or 34.1% of pretax income, for the year ended December 31, 2011 compared to $40.6 million, or 34.0% of pretax income for 2010. The $26.7 million increase is primarily due to higher pretax income.

Outlook

The Company anticipates that industry activity during 2013 will be similar to that in 2012 and that liquids-rich drilling activity in North America will remain high, offset by low natural gas drilling activity. Overall, the Company believes its operating results for 2013 will continue to be influenced by the level of oil and natural gas drilling in North America. The Company is cautiously optimistic that well completion activity will increase as the year unfolds, however, quarterly fluctuations are possible. Accordingly, the Company believes the supply-demand balance in the proppant market should improve during the year and expects its ability to demonstrate the value of ceramic proppant relative to alternatives will allow it to continue to generate new sales opportunities, especially in oily, liquids-rich plays.

The Company expects to support near-term demand with its current ceramic production capacity of 1.75 billion pounds per year, along with existing inventories of ceramic proppant. The Company has been issued an Air Quality Permit for its proposed ceramic proppant manufacturing plant in Millen, Georgia and is moving forward with site preparation and construction of the first 250 million pound line, which it anticipates could commence operation near the end of the first quarter of 2014.

The increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry and resulted in higher distribution costs during 2012. Although the Company expects these costs will continue at current levels for the near-term, it is making capital investments in certain of these challenged regions to facilitate a reduction of these costs and promote further customer service.

Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents of $90.6 million compared to cash and cash equivalents of $41.3 million at December 31, 2011. During 2012, the Company generated $156.4 million of cash from operating activities, retained $1.4 million from excess tax benefits relating to stock based compensation and retained $0.2 million from the effect of exchange rate changes on cash. Uses of cash included $77.2 million for capital expenditures, $23.6 million for the payment of cash dividends and $7.9 million for repurchases of the Company’s common stock. In addition, during 2012, the Company borrowed and fully repaid a total of $10.0 million on its credit facility. Major capital spending in 2012 included engineering, procurement and construction of sand processing and resin-coating facilities in Marshfield, Wisconsin and New Iberia, Louisiana, expansion of the Company’s distribution infrastructure, engineering and procurement activities related to the new manufacturing facility in Millen, Georgia, as well as upgrades and improvements at existing manufacturing facilities.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 22, 2013, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.27 per share to shareholders of the Company’s common stock on February 1, 2013. The dividend is payable on February 15, 2013. The Company estimates its total capital expenditures in 2013 will be between $115.0 million and $135.0 million, which include costs associated with the construction of the new manufacturing facility in the Millen, Georgia area, expansion of the Company’s distribution infrastructure, as well as various other projects and additions.

The Company has historically maintained an unsecured line of credit with a bank. In March 2012, the Company entered into a first amendment to this credit agreement to (i) extend its maturity date from January 29, 2013 to July 29, 2013, (ii) increase the size from $10.0 million to $25.0 million, and (iii) make other administrative changes to certain covenants and provisions. As of December 31, 2012, there was no outstanding debt under the new credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2012:

	Payments due in period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
—Primarily railroad equipment	120,535	15,127	33,763	26,379	45,266
Purchase obligations:
—Natural gas contracts	75,284	25,087	37,358	12,839	—
—Raw materials contracts	4,945	1,676	3,269	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$200,764	$41,890	$74,390	$39,218	$45,266

See Note 4 and Note 13 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2012, the last such contract was due to expire in December 2017.

The Company has entered into contracts to supply raw materials, primarily kaolin, bauxite and hydro sized sand, to each of its manufacturing plants. Each of the contracts is described in Note 13 to the Notes to the Consolidated Financial Statements. Two outstanding contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 50% to 80% of the respective plants’ requirements for the specified raw materials. One outstanding contract requires the Company to purchase a minimum annual quantity of material. The Company also has entered into a supply agreement for its Millen plant that will become effective upon the commencement of operations at the plant and requires the purchase of a minimum annual percentage of 50% of the Millen plant’s requirements of kaolin.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $93.1 million, and the Company has recorded a cumulative foreign currency translation loss of $1.9 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2012.

The Company has a $25.0 million revolving credit agreement with a bank. Under the terms of the agreement, the Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. There were no borrowings outstanding under the agreement at December 31, 2012. The Company does not believe that it has any material exposure to market risk associated with interest rates.

The Company is subject to the risk of market price fluctuations of certain commodities, such as natural gas, and utilizes forward purchase contracts to manage or reduce market risks relating to these costs. The Company does not enter into these transactions for speculative or trading purposes. The Company expects to take delivery of the underlying natural gas and, as such, does not currently believe the market risk exposure on these instruments to be material. As of December 31, 2012, $75.3 million of natural gas forward contracts were outstanding for delivery of gas through 2017.

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

As of December 31, 2012, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, those controls.

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

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-22 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010

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

Dated: February 25, 2013

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

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 25, 2013

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/s/ Ernesto Bautista III Ernesto Bautista III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013

/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	February 25, 2013

/s/ James B. Jennings James B. Jennings	Director	February 25, 2013

/s/ H.E. Lentz, Jr. H.E. Lentz, Jr.	Director	February 25, 2013

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 25, 2013

/s/ Robert S. Rubin Robert S. Rubin	Director	February 25, 2013

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2012, and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 25, 2013

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$90,635	$41,270
Trade accounts and other receivables, net	103,258	112,014
Inventories:
Finished goods	102,625	105,233
Raw materials and supplies	38,061	26,783

Total inventories	140,686	132,016
Prepaid expenses and other current assets	4,293	4,023
Prepaid income taxes	—	3,279
Deferred income taxes	11,045	9,963

Total current assets	349,917	302,565
Property, plant and equipment:
Land and land improvements	19,700	14,512
Land-use and mineral rights	9,559	8,610
Buildings	67,866	67,120
Machinery and equipment	530,129	455,563
Construction in progress	39,564	48,778

Total	666,818	594,583
Less accumulated depreciation and amortization	240,586	201,924

Net property, plant and equipment	426,232	392,659
Goodwill	12,164	12,164
Intangible and other assets, net	20,565	33,477

Total assets	$808,878	$740,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,078	$38,192
Accrued payroll and benefits	13,986	17,237
Accrued freight	4,925	10,911
Accrued utilities	3,707	3,704
Accrued income taxes	727	—
Other accrued expenses	7,407	9,022

Total current liabilities	50,830	79,066
Deferred income taxes	44,970	31,641
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 and 40,000,000 shares authorized at December 31, 2012 and 2011, respectively; 23,092,906 and 23,106,358 shares issued and outstanding at December 31, 2012 and 2011, respectively	231	231
Additional paid-in capital	57,364	56,539
Retained earnings	657,423	577,253
Accumulated other comprehensive loss	(1,940)	(3,865)

Total shareholders’ equity	713,078	630,158

Total liabilities and shareholders’ equity	$808,878	$740,865

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues	$645,536	$625,705	$473,082
Cost of sales	422,031	363,990	298,411

Gross profit	223,505	261,715	174,671
Selling, general and administrative expenses	64,033	62,381	52,635
Start-up costs	68	184	977
Loss on disposal or impairment of assets	518	1,548	1,449

Operating profit	158,886	197,602	119,610
Other income (expense):
Interest income, net	64	197	178
Foreign currency exchange loss, net	(76)	(135)	(96)
Other, net	(284)	(214)	(343)

	(296)	(152)	(261)

Income before income taxes	158,590	197,450	119,349
Income taxes	52,657	67,314	40,633

Net income	$105,933	$130,136	$78,716

Earnings per share:
Basic	$4.59	$5.62	$3.41

Diluted	$4.59	$5.62	$3.40

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$105,933	$130,136	$78,716
Other comprehensive income:
Foreign currency translation adjustment	2,960	(1,198)	496
Deferred income tax (expense) benefit	(1,035)	1,447	599

Other comprehensive income, net of tax	1,925	249	1,095

Comprehensive income	$107,858	$130,385	$79,811

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$231	$54,361	$407,933	$(5,209)	$457,316
Net income	—	—	78,716	—	78,716
Foreign currency translation adjustment, net of tax benefit of ($599)	—	—	—	1,095	1,095

Comprehensive income					79,811
Exercise of stock options	—	254	—	—	254
Tax benefit from stock based compensation	—	801	—	—	801
Stock granted under restricted stock plan, net	—	79	—	—	79
Stock based compensation	—	3,192	—	—	3,192
Shares repurchased and retired	—	(1,212)	—	—	(1,212)
Shares surrendered by employees to pay taxes	—	—	(692)	—	(692)
Cash dividends ($0.76 per share)	—	—	(17,570)	—	(17,570)

Balances at December 31, 2010	231	57,475	468,387	(4,114)	521,979
Net income	—	—	130,136	—	130,136
Foreign currency translation adjustment, net of tax benefit of ($1,447)	—	—	—	249	249

Comprehensive income					130,385
Exercise of stock options	—	76	—	—	76
Tax benefit from stock based compensation	—	1,412	—	—	1,412
Stock granted under restricted stock plan, net	—	223	—	—	223
Stock based compensation	—	4,002	—	—	4,002
Shares repurchased and retired	—	(6,649)	—	—	(6,649)
Shares surrendered by employees to pay taxes	—	—	(901)	—	(901)
Cash dividends ($0.88 per share)	—	—	(20,369)	—	(20,369)

Balances at December 31, 2011	231	56,539	577,253	(3,865)	630,158
Net income	—	—	105,933	—	105,933
Foreign currency translation adjustment, net of tax expense of $1,035	—	—	—	1,925	1,925

Comprehensive income					107,858
Exercise of stock options	—	54	—	—	54
Tax benefit from stock based compensation	—	1,388	—	—	1,388
Stock granted under restricted stock plan, net	1	206	—	—	207
Stock based compensation	—	4,903	—	—	4,903
Shares repurchased and retired	(1)	(5,726)	—	—	(5,727)
Shares surrendered by employees to pay taxes	—	—	(2,200)	—	(2,200)
Cash dividends ($1.02 per share)	—	—	(23,563)	—	(23,563)

Balances at December 31, 2012	$231	$57,364	$657,423	$(1,940)	$713,078

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities
Net income	$105,933	$130,136	$78,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,893	36,015	27,728
Provision for doubtful accounts	19	229	40
Deferred income taxes	11,212	4,223	2,662
Excess tax benefits from stock based compensation	(1,384)	(1,399)	(759)
Loss on disposal or impairment of assets	518	1,548	1,449
Foreign currency transaction loss, net	76	135	96
Stock compensation expense	5,335	4,719	3,812
Changes in operating assets and liabilities:
Trade accounts and other receivables	8,945	(23,101)	(29,857)
Inventories	(7,589)	(41,704)	(10,818)
Prepaid expenses and other current assets	(150)	(1,142)	(174)
Long-term prepaid expenses	12,005	(24,083)	(14)
Accounts payable	(18,201)	15,971	13,439
Accrued expenses	(10,628)	11,846	8,160
Accrued income taxes, net	5,397	(1,980)	(2,695)

Net cash provided by operating activities	156,381	111,413	91,785
Investing activities
Capital expenditures	(77,189)	(90,395)	(96,566)
Acquisition of BBL Falcon Industries, Ltd.	—	—	193
Purchase of short-term investment	—	—	(4,989)
Proceeds from maturity of short-term investment	—	—	4,989

Net cash used in investing activities	(77,189)	(90,395)	(96,373)
Financing activities
Proceeds from bank borrowings	10,000	—	—
Repayments on bank borrowings	(10,000)	—	—
Net proceeds from stock based compensation	54	76	254
Dividends paid	(23,563)	(20,369)	(17,570)
Purchase of common stock	(7,927)	(7,550)	(1,904)
Excess tax benefits from stock based compensation	1,384	1,399	759

Net cash used in financing activities	(30,052)	(26,444)	(18,461)
Effect of exchange rate changes on cash	225	40	148

Net increase (decrease) in cash and cash equivalents	49,365	(5,386)	(22,901)
Cash and cash equivalents at beginning of year	41,270	46,656	69,557

Cash and cash equivalents at end of year	$90,635	$41,270	$46,656

Supplemental cash flow information
Interest paid	$78	$1	$2

Income taxes paid	$36,036	$65,071	$40,667

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants. During 2010, the Company began production of resin-coated ceramic and resin-coated sand proppants. The Company has six production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Luoyang, China; and Kopeysk, Russia. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides the industry’s most popular hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures. The Company wound-down its geotechnical monitoring business in late 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2012 and 2011 was $1,844 and $1,933, respectively. Other receivables were $1,732 and $1,968 as of December 31, 2012 and 2011, respectively, of which 2012 related mainly to miscellaneous receivables in the United States and China. Other receivables for 2011 related mainly to miscellaneous receivables in the United States and China and value added tax receivables in Russia and China.

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

The Company holds approximately 4,150 acres of land and leasehold interests containing kaolin reserves near its plants in Georgia and Alabama. The Company also holds approximately 490 acres of land and leasehold interests near its resin-coating facility currently under construction in Marshfield, Wisconsin containing sand reserves for use as raw material in the production of its resin-coated sand products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of these reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount. If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value. Fair values are generally determined based on discounted expected future cash flows or appraised values, as appropriate. During 2012, 2011 and 2010, the Company recognized losses of $518, $1,548 and $1,449, respectively, on disposal or impairment of various assets. The loss in 2012 consisted primarily of the wind down of the geotechnical monitoring business. The loss in 2011 consisted of an impairment of goodwill related to the Company’s geotechnical monitoring business, a write-down of a 6% interest in an investment accounted for under the cost method as a result of the sale of the business by majority shareholders and certain equipment disposals. The loss in 2010 consisted of an impairment of goodwill related to the Company’s geotechnical monitoring business and equipment disposals.

Capitalized Software

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, not to exceed five years.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition. Goodwill relating to each of the Company’s reporting units is tested for impairment annually as well as when an event, or change in circumstances, indicates an impairment is more likely than not to have occurred. As a result of changes in business conditions in the geotechnical monitoring business during 2011 and 2010, the Company recorded an impairment charge of $889 and $470, respectively, on goodwill associated with that reporting unit. The latest impairment review indicated goodwill related to other reporting units was not impaired.

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2012 primarily related to the start-up of the second resin-coating line at the Company’s New Iberia, Louisiana facility. Start-up costs for 2011 primarily related to the start-up of the fourth production line at the Company’s Toomsboro, Georgia facility. Start-up costs for 2010 related to the start-up of the first resin-coating line within the Company’s New Iberia, Louisiana facility and the start-up of the third production line at the Company’s Toomsboro, Georgia facility. Start-up costs include organizational and administrative costs associated with the facilities as well as labor, materials, and utilities to bring installed equipment to operating condition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in Selling, General and Administrative expenses. The amounts incurred in 2012, 2011 and 2010 were $6,916, $7,335 and $5,279, respectively.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles — Goodwill and Other (ASC Topic 350),” (“ASU 2012-02”). This accounting update allows entities to perform a qualitative assessment on intangible assets impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for intangible assets impairment tests performed in interim and

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

annual periods for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued updated authoritative guidance on goodwill impairment. This update allows for entities to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued updated authoritative guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. The Company adopted this guidance as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative periods in the consolidated financial statements.

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

2.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	Weighted Average Life	2012		2011
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles:
Patents and licenses, software and hardware designs	6 years	$3,955	$1,684	$4,225	$1,661
Developed technology	10 years	2,782	904	2,782	626
Customer relationships and non-compete	9 years	2,838	1,092	2,838	756
Trademark	Indefinite	833	—	833	—

		$10,408	$3,680	$10,678	$3,043

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Amortization expense for 2012, 2011 and 2010 was $1,224, $1,131 and $1,043, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2017 is $1,117, $1,105, $1,030, $784 and $638, respectively.

Following is a summary of other assets as of December 31:

	2012	2011
Other assets:
Bauxite raw materials:
Inventories	$13,143	$23,842
Prepayments	474	1,174
Other assets	220	826

	$13,837	$25,842

Bauxite raw materials are used in the production of heavyweight ceramic products. As of December 31, 2012 and 2011, the Company has classified as long-term assets those bauxite raw materials inventories and prepayments in the United States that are not expected to be consumed in production during the upcoming twelve month period.

3.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On March 5, 2012, the Company entered into a first amendment to this credit agreement to (i) extend its maturity date from January 29, 2013 to July 29, 2013, (ii) increase the size from $10,000 to $25,000, and (iii) make other administrative changes to certain covenants and provisions. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at the annual rate of 0.50% of the unused line of credit. Commitment fees for 2012, 2011 and 2010 were $107, $51 and $47, respectively.

4.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2012 are as follows:

2013	$15,127
2014	17,123
2015	16,640
2016	13,939
2017	12,440
Thereafter	45,266

Total	$120,535

Leases of railroad equipment generally provide for renewal options at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. Rent expense for all operating leases was $21,452 in 2012, $11,590 in 2011 and $9,054 in 2010.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
Deferred tax assets:
Employee benefits	$1,032	$1,501
Inventories	7,161	5,797
Goodwill	1,842	2,323
Other	3,761	4,747

Total deferred tax assets	13,796	14,368

Deferred tax liabilities:
Depreciation	45,056	35,402
Foreign earnings	2,665	644

Total deferred tax liabilities	47,721	36,046

Net deferred tax liabilities	$33,925	$21,678

Foreign earnings in the table above are presented net of foreign tax credits of $4,432 and $3,868 as of December 31, 2012 and 2011, respectively, which are expected to be utilized upon repatriation of the foreign earnings.

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Current:
Federal	$37,596	$57,429	$34,061
State	2,268	4,288	3,303
Foreign	1,581	1,374	607

Total current	41,445	63,091	37,971
Deferred	11,212	4,223	2,662

	$52,657	$67,314	$40,633

Provision has been made for deferred U.S. income taxes on all foreign earnings based on the Company’s intent to repatriate foreign earnings. The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory rate	$55,507	35.0%	$69,107	35.0%	$41,772	35.0%
State income taxes, net of federal tax benefit	2,199	1.4	3,103	1.6	2,148	1.8
Mining depletion	(2,606)	(1.6)	(1,162)	(0.6)	(1,227)	(1.0)
Section 199 Manufacturing Benefit and other	(2,443)	(1.6)	(3,734)	(1.9)	(2,060)	(1.8)

	$52,657	33.2%	$67,314	34.1%	$40,633	34.0%

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

The Company had a recorded reserve of $227 associated with uncertain tax positions as of December 31, 2012 and there were no significant changes to the recorded reserve during 2012. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The Company does not currently have material income tax exposure in foreign jurisdictions due to tax holidays, recent commencement of operations or immaterial operations. The 2009 and subsequent tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

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

On January 22, 2013, the Board of Directors declared a cash dividend of $0.27 per share. The dividend is payable on February 15, 2013 to shareholders of record on February 1, 2013.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the years ended December 31, 2012, 2011 and 2010, the Company repurchased and retired 60,000, 55,000 and 19,500 shares respectively, at an aggregate price of $5,727, $6,649 and $1,212, respectively. As of December 31, 2012, the Company has repurchased and retired 1,877,576 shares at an aggregate price of $78,301.

7.	Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $2,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) in equal annual installments over a three-year period, but subject to certain limitations, awards may specify other vesting periods. As of December 31, 2012, 563,666 shares were available for issuance under the Omnibus Incentive Plan.

As of December 31, 2012, all compensation cost related to stock options granted under the expired stock option plan has been recognized. During 2012, a total of 2,425 options, with a weighted-average exercise price of $22.35 per share, were exercised. There were no options outstanding at December 31, 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $118, $346, and $250, respectively.

A summary of restricted stock activity and related information for the year ended December 31, 2012 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	129,082	$75.00
Granted	74,460	$105.22
Vested	(74,887)	$62.71
Forfeited	(12,933)	$101.02

Nonvested at December 31, 2012	115,722	$99.50

As of December 31, 2012, there was $6,138 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2011 and 2010 was $104.07 and $68.80, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $4,696, $2,712 and $2,141, respectively.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of December 31, 2012, there were 10,105 units of phantom shares granted under the plan, of which 3,429 have vested and 1,304 have been forfeited, with a total value of $421, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

8.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$105,933	$130,136	$78,716
Effect of reallocating undistributed earnings of participating securities	(553)	(749)	(485)

Net income available under the two-class method	$105,380	$129,387	$78,231

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,968,696	23,011,087	22,969,360
Effect of dilutive securities:
Employee stock options (See Note 7)	625	1,332	3,802
Deferred stock awards (See Note 7)	—	—	4,034

Dilutive potential common shares	625	1,332	7,836

Denominator for diluted earnings per share—adjusted weighted-average shares	22,969,321	23,012,419	22,977,196

Basic earnings per share	$4.59	$5.62	$3.41

Diluted earnings per share	$4.59	$5.62	$3.40

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

9.	Quarterly Operating Results—(Unaudited)

Quarterly results for the years ended December 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Revenues	$163,166	$177,614	$151,134	$153,622
Gross profit	63,464	64,253	50,150	45,638
Net income	30,291	31,917	23,898	19,827
Earnings per share:
Basic	$1.31	$1.38	$1.04	$0.86
Diluted	$1.31	$1.38	$1.04	$0.86
2011
Revenues	$150,830	$149,669	$167,083	$158,123
Gross profit	62,056	62,118	72,693	64,848
Net income	30,164	29,944	36,911	33,117
Earnings per share:
Basic	$1.30	$1.29	$1.59	$1.43
Diluted	$1.30	$1.29	$1.59	$1.43

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

10.	Sales to Customers

The following schedule presents customers from whom the Company derived 10% or more of total revenues for the years ended December 31:

	Major Customers
	A	B
2012	13.7%	35.2%
2011	15.0%	33.3%
2010	15.0%	37.5%

11.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2012	2011	2010
Long-lived assets:
United States	$403,534	$377,667	$294,368
International (primarily China and Russia)	36,535	40,835	46,391

Total	$440,069	$418,502	$340,759

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Revenues outside the United States accounted for 23%, 21% and 23% of the Company’s revenues for 2012, 2011 and 2010, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2012	2011	2010
Revenues:
United States	$500,106	$495,777	$365,346
Canada	30,929	34,001	28,926
Other international	114,501	95,927	78,810

Total	$645,536	$625,705	$473,082

12.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2012	2011	2010
Contributions:
Profit sharing	$2,132	$2,690	$1,606
Savings	1,241	1,081	847

	$3,373	$3,771	$2,453

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

13.	Commitments

For the year ended December 31, 2010, the Company purchased $3,603 of kaolin for its Eufaula, Alabama plant under an existing seven year agreement. This agreement expired December 31, 2010. Effective January 1, 2011, the Company entered into a new agreement with another one of the Company’s existing suppliers. The term of the agreement was three years, with options to extend for an additional six years, and required the Company to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula plant at specified contract prices. In May 2012, the agreement was amended to require the Company to purchase from the supplier at least 50 percent of the annual kaolin requirements for the Eufaula, Alabama plant at specified contract prices for the remainder of 2012 and the ensuing five calendar years. The agreement has options to extend the term for an additional three years. For the years ended December 31, 2012 and 2011, the Company purchased from the supplier $3,012 and $3,205, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement, which commenced on January 1, 2003, and remains in effect until such time as all Company-owned minerals have been depleted, requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. For the years ended December 31, 2012, 2011 and 2010, the Company purchased $2,491, $2,900 and $1,687, respectively, of kaolin under the agreement.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

In October 2008, the Company entered into a ten-year agreement, with options to extend for an additional ten years, to purchase a minimum of 40,000 tons of uncalcined bauxite each year during the first three years of the agreement. Thereafter, the minimum required purchase increased to 70,000 tons annually. The bauxite is purchased at specified contract prices. After meeting annual minimum requirements for the first three years, the agreement was terminated in 2012 with no further required minimum purchases. For the years ended December 31, 2011 and 2010, the Company purchased $1,400 and $1,400, respectively, of bauxite under the agreement.

In 2002, the Company entered into a five-year agreement and a ten-year agreement with two different suppliers to purchase bauxite and hard clays for its China plant at specified contract prices. The five-year agreement, which was automatically renewed for an additional three years, expired in 2010. The ten-year agreement, which expired in 2011, required the Company to accept delivery from the supplier for at least 80 percent of the plant’s annual requirements. For the years ended December 31, 2011 and 2010, the Company purchased $2,918 and $2,834, respectively, of material under these agreements.

In July 2011, the Company entered into a new agreement with a supplier to provide hydro sized sand for the Company’s Marshfield, Wisconsin plant at a specified contract price. The term of the agreement was five years commencing on July 30, 2011 and required the Company to purchase a minimum of 40,000 tons and 100,000 tons of hydro sized sand during 2011 and 2012, respectively. Effective January 30, 2012, the agreement was amended and requires the Company to purchase a minimum of 150,000 tons of hydro sized sand annually during 2012 and 2013 and a minimum of 350,000 tons of hydro sized sand in 2014, all at a stated contract price. For the years ended December 31, 2012 and 2011, the Company purchased $2,538 and $462, respectively, of sand under this agreement.

In May 2012, the Company entered into a new supply agreement to provide kaolin and bauxite to a manufacturing plant in Millen, Georgia, once operations commence. Construction of the facility is expected to be completed in early 2014. The agreement requires the Company to purchase at least 50 percent of the plant’s annual requirements of such products, and has an initial term of five years with options to extend for an additional five years.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Wilkinson County Development Authority”) and a lease agreement dated November 1, 2012 with the Development Authority of Jenkins County (the “Jenkins County Development Authority” and together with the Wilkinson County Development Authority, the “Development Authorities”) each in the State of Georgia. Pursuant to the 2008 agreement, the Wilkinson County Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. Pursuant to the 2012 agreement, the Jenkins County Development Authority holds title to the real estate and personal property of the Company’s Millen, Georgia manufacturing facility, which is currently under construction, and leases the facility to the Company until the tenth anniversary of completion of the final phase of the facility. At any time prior to the scheduled termination of either lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has security interests in the titles held by the Development Authorities. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authorities and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The MOU with the Jenkins County Development Authority also requires the Company to pay an administrative payment of $50 per year during the

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

term of the Millen lease. The Company is required to achieve certain employment levels in order to retain its tax incentives. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The properties subject to these lease agreements are included in Property, Plant and Equipment (net book value of $251,602 at December 31, 2012) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2012, the Company had natural gas contracts totaling $25,087, $18,679, $18,679, $11,619 and $1,220 for years ended 2013, 2014, 2015, 2016 and 2017, respectively.

14.	Employment Agreements

The Company has an employment agreement through December 31, 2013 with its President and Chief Executive Officer. The agreement provides for an annual base salary and incentive bonus. If the President and Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

15.	Foreign Currencies

As of December 31, 2012, the Company’s net investment that is subject to foreign currency fluctuations totaled $93,095, and the Company has recorded a cumulative foreign currency translation loss of $1,940, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. Response and reply briefs on this motion were filed during the fourth quarter of 2012, and a decision from the Court is pending.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the February SDNY Lawsuit as well as a breach of duty by certain defendants in connection with stock sales. This lawsuit also requests unspecified damages and costs. The parties to the June Harris County Lawsuit have also entered into an agreement to stay further proceedings pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

The Company cannot predict the ultimate outcome or duration of these lawsuits.

17.	Subsequent Events

In January 2013, the Company awarded 86,143 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $6,942, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the three-year vesting period.

In January 2013, the Company awarded 4,485 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $361.

In February 2013, the Company repurchased and retired 30,000 common shares at an aggregate price of $2,683 under the common stock repurchase program.

Exhibit Index

3.1	Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed for the period ending June 30, 2012)

3.2	Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed March 20, 2009)

4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)

4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 of the Registrant’s Form 8-A12B Registration Statement No. 001-15903 filed February 25, 2002)

10.1	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002)

10.2	Addendum to Mining Agreement dated as of November 10, 2009 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.3	Second Amended and Restated Employment Agreement dated effective as of January 1, 2012, by and between CARBO Ceramics Inc. and Gary A. Kolstad (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K filed for the period ending December 31, 2011)

10.4	Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)

10.5	Amendment No. 1 to Proppant Supply Agreement dated as of February 28, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

10.6	Side Letter to Proppant Supply Agreement dated as of August 26, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2011)

10.7	Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.8	Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.9	Lease Agreement dated as of November 1, 2012 between the Development Authority of Jenkins County and CARBO Ceramics Inc.

*10.10	CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed May 21, 2009)

*10.11	Form of Officer Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.12	Form of Non-Employee Director Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.13	Form of Performance-Based Cash Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Current Report filed May 21, 2009)

*10.14	Description of Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010)

*10.15	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

*10.16	Description of Modification to the Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2012).

*10.17	CARBO Ceramics Inc. Omnibus Incentive Plan Annual Incentive Arrangement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 21, 2010)

10.18	Office Lease dated as of January 20, 2009 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.19	First Amendment to Lease dated as of January 15, 2010 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.20	Credit Agreement, dated as of January 29, 2010, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed February 4, 2010).

10.21	Amendment No. 1, dated as of March 5, 2012, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed March 6, 2012).

*10.22	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2012).

10.23	Separation Agreement, made as of August 9, 2012, by and between David G. Gallagher and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012).

*10.24	Summary of initial compensation terms for Don P. Conkle (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012).

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.