Form 10-Q
period 2013-03-31
CARBO CERAMICS INC
filed 2013-04-30
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 24, 2013, 23,137,052 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$83,797	$90,635
Trade accounts and other receivables, net	109,036	103,258
Inventories:
Finished goods	105,586	102,625
Raw materials and supplies	41,833	38,061

Total inventories	147,419	140,686
Prepaid expenses and other current assets	4,831	4,293
Deferred income taxes	11,192	11,045

Total current assets	356,275	349,917
Property, plant and equipment:
Land and land improvements	19,762	19,700
Land-use and mineral rights	9,566	9,559
Buildings	67,836	67,866
Machinery and equipment	534,146	530,129
Construction in progress	47,295	39,564

Total	678,605	666,818
Less accumulated depreciation and amortization	250,675	240,586

Net property, plant and equipment	427,930	426,232
Goodwill	12,164	12,164
Intangible and other assets, net	19,549	20,565

Total assets	$815,918	$808,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,820	$20,078
Accrued income taxes	7,107	727
Dividends payable	6,247	—
Other accrued expenses	22,380	30,025

Total current liabilities	54,554	50,830
Deferred income taxes	45,929	44,970
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,137,052 and 23,092,906 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	231	231
Additional paid-in capital	56,087	57,364
Retained earnings	661,509	657,423
Accumulated other comprehensive loss	(2,392)	(1,940)

Total shareholders’ equity	715,435	713,078

Total liabilities and shareholders’ equity	$815,918	$808,878

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues	$147,657	$163,166
Cost of sales	105,273	99,702

Gross profit	42,384	63,464
Selling, general, and administrative, and other operating expenses	16,993	16,719

Operating profit	25,391	46,745
Other income (expense):
Interest income (expense), net	185	(44)
Foreign currency exchange loss, net	(12)	(435)
Other, net	(61)	(259)

	112	(738)

Income before income taxes	25,503	46,007
Income taxes	7,926	15,716

Net income	$17,577	$30,291

Earnings per share:
Basic	$0.76	$1.31

Diluted	$0.76	$1.31

Other information:
Dividends declared per common share (See Note 4)	$0.54	$0.48

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$17,577	$30,291
Other comprehensive (loss) income:
Foreign currency translation adjustment	(695)	4,831
Deferred income tax benefit (expense)	243	(1,691)

Other comprehensive (loss) income, net of tax	(452)	3,140

Comprehensive income	$17,125	$33,431

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Operating activities
Net income	$17,577	$30,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,908	10,604
Provision for doubtful accounts	25	—
Deferred income taxes	1,059	2,501
Excess tax benefits from stock based compensation	(67)	(1,257)
(Gain) loss on disposal or impairment of assets	(2)	5
Foreign currency transaction loss, net	12	435
Stock compensation expense	1,757	1,682
Changes in operating assets and liabilities:
Trade accounts and other receivables	(5,767)	311
Inventories	(6,893)	(3,781)
Prepaid expenses and other current assets	(542)	150
Long-term prepaid expenses	855	766
Accounts payable	(1,276)	(10,255)
Accrued expenses	(7,727)	(14,881)
Accrued income taxes, net	6,108	12,698

Net cash provided by operating activities	17,027	29,269
Investing activities
Capital expenditures	(13,752)	(26,978)

Net cash used in investing activities	(13,752)	(26,978)
Financing activities
Proceeds from bank borrowings	—	10,000
Repayments on bank borrowings	—	(10,000)
Dividends paid	(6,256)	(5,555)
Purchase of common stock	(3,671)	(7,655)
Excess tax benefits from stock based compensation	67	1,257

Net cash used in financing activities	(9,860)	(11,953)
Effect of exchange rate changes on cash	(253)	425

Net decrease in cash and cash equivalents	(6,838)	(9,237)
Cash and cash equivalents at beginning of period	90,635	41,270

Cash and cash equivalents at end of period	$83,797	$32,033

Supplemental cash flow information
Interest paid	$1	$7

Income taxes paid	$761	$517

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2012.

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended
	March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$17,577	$30,291
Effect of reallocating undistributed earnings of participating securities	(117)	(165)

Net income available under the two-class method	$17,460	$30,126

Denominator:
Denominator for basic earnings per share—
weighted-average shares	22,990,048	22,973,986
Effect of dilutive securities:
Employee stock options	—	1,280

Dilutive potential common shares	—	1,280

Denominator for diluted earnings per share—
adjusted weighted-average shares	22,990,048	22,975,266

Basic earnings per share	$0.76	$1.31

Diluted earnings per share	$0.76	$1.31

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the quarter ended March 31, 2013, the Company repurchased and retired 30,000 shares at an aggregate purchase price of $2,683. As of March 31, 2013, the Company has repurchased and retired 1,907,576 shares at an aggregate purchase price of $80,984.

4. Dividends Paid

On January 22, 2013, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on February 1, 2013. The dividend was paid on February 15, 2013. On March 19, 2013, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on May 1, 2013. The dividend is payable on May 15, 2013 and is presented in Current Liabilities at March 31, 2013.

5. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of March 31, 2013, 485,035 shares were available for issuance under the Omnibus Incentive Plan.

The Company has made restricted stock awards pursuant to the Omnibus Incentive Plan. A summary of restricted stock activity and related information for the three months ended March 31, 2013 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	115,722	$99.50
Granted	86,143	$80.59
Vested	(47,607)	$98.20
Forfeited	—	—

Nonvested at March 31, 2013	154,258	$89.34

As of March 31, 2013, there was $10,956 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2013 was $4,675.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of March 31, 2013, there were 14,960 units of phantom shares granted under the Omnibus Incentive Plan, of which 6,156 have vested and 1,304 have been forfeited, with a total value of $683, a portion of which is accrued as a liability within Other Accrued Expenses.

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

7. Foreign Currencies

As of March 31, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $92,375 and the Company has recorded a cumulative foreign currency translation loss of $2,392, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three months ended March 31, 2013.

8. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on reporting of amounts reclassified from accumulated other comprehensive income. The new guidance requires a company to present significant amounts reclassified from each component of other comprehensive income and the income statement line items affected by the reclassification. The Company adopted this guidance as of January 1, 2013. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (ASC Topic 350),” (“ASU 2012-02”). This accounting update allows entities to perform a qualitative assessment on intangible assets impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance is effective for intangible assets impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company adopted this guidance as of January 1, 2013. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas. This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. This lawsuit requests unspecified damages and costs, and has been stayed pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit are in their preliminary stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

The Company cannot predict the ultimate outcome or duration of these lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

The Company generates revenue primarily through the sale of products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling ceramic proppant and resin-coated sand for use primarily in the hydraulic fracturing of oil and natural gas wells. The Company also provides the industry’s most widely used hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2012). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2012, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2012. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013

Revenues. Revenues of $147.7 million for the first quarter of 2013 decreased 10% compared to $163.2 million for the same period in 2012. The decrease is mainly attributed to a 19% decrease in the average proppant selling price, partially offset by an increase in proppant sales volume. The decrease in average selling price is the result of price decreases and a shift in product mix towards sand-based products. Worldwide proppant sales volume totaled 445 million pounds in the first three months of 2013 compared to 404 million pounds for the same period in 2012. Other Proppants (defined as resin-coated sand, ceramic proppant manufactured on an outsourced basis, and raw sand sold in the course of producing substrate for the resin-coated sand business) increased to 56 million pounds in the first quarter of 2013 from 42 million pounds in the same period last year, driven by a shift towards sand-based products. North American (defined as Canada and the U.S.) sales volume increased 13% due to a 10% increase in Company-produced ceramic proppant volumes, despite an 11% decrease in the drilling rig count, and higher sales of Other Proppants. International (excluding Canada) sales volume decreased 3%. The average selling price per pound of all proppant was $0.302 during the first quarter of 2013 compared to $0.372 for the same period in 2012.

Gross Profit. Gross profit for the first quarter of 2013 was $42.4 million, or 29% of revenues, compared to $63.5 million, or 39% of revenues, for the first quarter of 2012. The decrease in gross profit was primarily the result of a decrease in the average proppant selling price, a change in the mix of products sold, higher distribution costs and accelerated spending on the Company’s new proppant technology product, partially offset by an increase in the sales volume.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $17.0 million for the first quarter of 2013 compared to $16.7 million for the first quarter of 2012. As a percentage of revenues, SG&A and other operating expenses increased to 11.5% in 2013 compared to 10.2% for the first quarter of 2012, driven by the decline in revenues.

Other Income (Expense). Other income (expense) for the first quarter of 2013 increased $0.9 million compared to the same period in 2012. This increase is mainly attributed to changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated and an increase in interest income.

Income Tax Expense. Income tax expense was $7.9 million, or 31.1% of pretax income, for the first quarter of 2013 compared to $15.7 million, or 34.2% of pretax income, for the same period last year. The $7.8 million decrease is primarily due to lower pre-tax income. In addition, the Company realized $0.4 million in R&D tax credits as a result of legislation enacted in the first quarter of 2013.

Outlook

Given the cyclical nature of the industry, the Company believes that market conditions will improve, however it is difficult to pinpoint the exact timing. The Company believes activity over the short-term will be driven by a focus on reduction of well costs and a continued over-supply in the proppant market. As a result, the Company believes the operating environment will remain variable during the remainder of 2013. Seasonality will likely affect sales volumes for the second quarter of 2013 due to the Canadian spring break-up and associated weather in the Bakken region.

Although pricing on certain Chinese ceramic proppant has reached historic lows, the Company is also witnessing the emergence of aggressive pricing by other ceramic proppant importers. As such, the Company expects to see continued pricing pressures until market conditions improve.

The Company expects to support near-term demand with its current ceramic production capacity of 1.75 billion pounds per year, along with existing inventories of ceramic proppant. The Company is moving forward with construction of the first 250 million pound line at its Millen, Georgia facility, which it anticipates could commence operation near the end of the second quarter of 2014.

The increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry and resulted in higher distribution costs during 2012 and the first quarter of 2013. Although the Company expects these costs will continue at current levels for the next few quarters, it is making capital investments in certain of these challenged regions to facilitate a reduction of these costs and promote further customer service.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash and cash equivalents of $83.8 million compared to cash and cash equivalents of $90.6 million at December 31, 2012. During the first quarter of 2013, the Company generated $17.0 million of cash from operating activities. Uses of cash included $13.8 million for capital expenditures, $6.3 million for the payment of cash dividends and $3.7 million for repurchases of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 19, 2013, the Board of Directors declared a cash dividend of $0.27 per common share, or $6.2 million in the aggregate, to shareholders of record on May 1, 2013. That dividend is payable on May 15, 2013. The Company estimates its total capital expenditures for the remainder of 2013 will be between $95 million and $105 million. Capital expenditures for the remainder of 2013 are expected to include costs associated with the construction of the new manufacturing facility in Millen, Georgia and expansion of the Company’s distribution infrastructure.

The Company maintains a $25.0 million unsecured line of credit with Wells Fargo Bank, N.A. As of March 31, 2013, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2013.

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

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our annual report on Form 10-K for the fiscal year ended December 31, 2012 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $92.4 million and the Company has recorded cumulative foreign currency translation loss of $2.4 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2013.

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

As of March 31, 2013, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, those controls.

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

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas. This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. This lawsuit requests unspecified damages and costs, and has been stayed pending the outcome of a motion to dismiss the Federal Securities Lawsuit.

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

The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
01/01/13 to 01/31/13	8,789		$80.50	—	122,424
02/01/13 to 02/28/13	33,059		$89.24	30,000	92,424
03/01/13 to 03/31/13	149		$91.88	—	92,424

Total	41,997	(2)		30,000

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.
(2)	Includes 11,997 shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURE

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

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Description of Modification to Annual Non-Employee Director Stock Grants.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: April 30, 2013

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Description of Modification to Annual Non-Employee Director Stock Grants.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.