Form 10-Q
period 2013-06-30
CARBO CERAMICS INC
filed 2013-07-29
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 23, 2013, 23,081,934 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,023	$90,635
Trade accounts and other receivables, net	109,828	103,258
Inventories:
Finished goods	100,274	102,625
Raw materials and supplies	42,131	38,061

Total inventories	142,405	140,686
Prepaid expenses and other current assets	7,731	4,293
Prepaid income taxes	3,049	—
Deferred income taxes	11,022	11,045

Total current assets	350,058	349,917
Property, plant and equipment:
Land and land improvements	19,758	19,700
Land-use and mineral rights	11,149	9,559
Buildings	68,856	67,866
Machinery and equipment	534,258	530,129
Construction in progress	59,593	39,564

Total	693,614	666,818
Less accumulated depreciation and amortization	260,373	240,586

Net property, plant and equipment	433,241	426,232
Goodwill	12,164	12,164
Intangible and other assets, net	18,509	20,565

Total assets	$813,972	$808,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,333	$20,078
Accrued income taxes	—	727
Other accrued expenses	23,394	30,025

Total current liabilities	38,727	50,830
Deferred income taxes	46,582	44,970
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,083,033 and 23,092,906 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	231	231
Additional paid-in capital	54,329	57,364
Retained earnings	677,816	657,423
Accumulated other comprehensive loss	(3,713)	(1,940)

Total shareholders’ equity	728,663	713,078

Total liabilities and shareholders’ equity	$813,972	$808,878

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$153,744	$177,614	$301,402	$340,780
Cost of sales	114,411	113,361	219,684	213,063

Gross profit	39,333	64,253	81,718	127,717
Selling, general, and administrative, and other operating expenses	15,457	17,003	32,451	33,722

Operating profit	23,876	47,250	49,267	93,995
Other income (expense):
Interest income (expense), net	242	9	427	(35)
Foreign currency exchange (loss) gain, net	(19)	579	(31)	144
Other, net	(11)	47	(71)	(212)

	212	635	325	(103)

Income before income taxes	24,088	47,885	49,592	93,892
Income taxes	7,781	15,968	15,709	31,684

Net income	$16,307	$31,917	$33,883	$62,208

Earnings per share:
Basic	$0.71	$1.38	$1.47	$2.69

Diluted	$0.71	$1.38	$1.47	$2.69

Other information:
Dividends declared per common share (See Note 4)	$—	$—	$0.54	$0.48

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$16,307	$31,917	$33,883	$62,208
Other comprehensive loss:
Foreign currency translation adjustment	(2,033)	(6,002)	(2,727)	(1,171)
Deferred income tax benefit	712	2,101	954	410

Other comprehensive loss, net of tax	(1,321)	(3,901)	(1,773)	(761)

Comprehensive income	$14,986	$28,016	$32,110	$61,447

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012
Operating activities
Net income	$33,883	$62,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,394	21,801
Provision for doubtful accounts	28	12
Deferred income taxes	2,609	5,299
Excess tax benefits from stock based compensation	(67)	(1,257)
Gain on disposal or impairment of assets	(40)	(54)
Foreign currency transaction loss (gain), net	31	(144)
Stock compensation expense	3,189	3,087
Changes in operating assets and liabilities:
Trade accounts and other receivables	(6,540)	(5,525)
Inventories	(2,372)	1,938
Prepaid expenses and other current assets	(3,466)	(1,451)
Long-term prepaid expenses	1,711	766
Accounts payable	(4,845)	(18,142)
Accrued expenses	(6,748)	(12,482)
Accrued income taxes, net	(4,054)	5,764

Net cash provided by operating activities	36,713	61,820
Investing activities
Capital expenditures	(31,169)	(50,288)

Net cash used in investing activities	(31,169)	(50,288)
Financing activities
Proceeds from bank borrowings	—	10,000
Repayments on bank borrowings	—	(10,000)
Dividends paid	(12,503)	(11,095)
Purchase of common stock	(6,821)	(7,655)
Excess tax benefits from stock based compensation	67	1,257

Net cash used in financing activities	(19,257)	(17,493)
Effect of exchange rate changes on cash	(899)	(443)

Net (decrease) increase in cash and cash equivalents	(14,612)	(6,404)
Cash and cash equivalents at beginning of period	90,635	41,270

Cash and cash equivalents at end of period	$76,023	$34,866

Supplemental cash flow information
Interest paid	$3	$72

Income taxes paid	$17,153	$20,621

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

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$16,307	$31,917	$33,883	$62,208
Effect of reallocating undistributed earnings of participating securities	(107)	(171)	(224)	(336)

Net income available under the two-class method	$16,200	$31,746	$33,659	$61,872

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,953,453	22,961,130	22,971,649	22,967,558
Effect of dilutive securities:
Employee stock options	—	1,220	—	1,250

Dilutive potential common shares	—	1,220	—	1,250

Denominator for diluted earnings per share— adjusted weighted-average shares	22,953,453	22,962,350	22,971,649	22,968,808

Basic earnings per share	$0.71	$1.38	$1.47	$2.69

Diluted earnings per share	$0.71	$1.38	$1.47	$2.69

3.	Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the six months ended June 30, 2013, the Company repurchased and retired 75,000 shares at an aggregate purchase price of $5,833. As of June 30, 2013, the Company has repurchased and retired 1,952,576 shares at an aggregate purchase price of $84,134.

4.	Dividends Paid

On March 19, 2013, the Board of Directors declared a cash dividend of $0.27 per common share payable to shareholders of record on May 1, 2013. The dividend was paid on May 15, 2013. On July 16, 2013, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on August 1, 2013. This dividend is payable on August 15, 2013.

5.	Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of June 30, 2013, 494,054 shares were available for issuance under the Omnibus Incentive Plan.

The Company has made restricted stock awards pursuant to the Omnibus Incentive Plan. A summary of restricted stock activity and related information for the six months ended June 30, 2013 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	115,722	$99.50
Granted	86,143	$80.59
Vested	(47,607)	$98.20
Forfeited	(12,019)	$94.17

Nonvested at June 30, 2013	142,239	$88.93

As of June 30, 2013, there was $8,804 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2013 was $4,675.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of June 30, 2013, there were 14,960 units of phantom shares granted under the Omnibus Incentive Plan, of which 6,156 have vested and 1,304 have been forfeited, with a total value of $506, a portion of which is accrued as a liability within Other Accrued Expenses.

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

On July 25, 2013, the Company entered into a second amendment to this credit agreement that (i) extends the maturity date of the credit agreement to July 25, 2018, (ii) increases the size of the revolving credit facility to $50,000, and (iii) makes other administrative changes to certain covenants and provisions of the credit agreement.

7.	Foreign Currencies

As of June 30, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $87,416 and the Company has recorded a cumulative foreign currency translation loss of $3,713, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three and six month periods ended June 30, 2013.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas. This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and has been further stayed while it is determined whether the plaintiffs in the Federal Securities Lawsuit will appeal the dismissal or seek leave to file a second amended complaint.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit remain in their early stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

The Company cannot predict the ultimate outcome or duration of these lawsuits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

The Company generates revenue primarily through the sale of production enhancement products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells. These proppant products include ceramic, resin-coated ceramic, and resin-coated sand. The Company also provides the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures.

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

Results of Operations

Three Months Ended June 30, 2013

Revenues. Revenues of $153.7 million for the second quarter of 2013 decreased 13% compared to $177.6 million for the same period in 2012. The decrease is mainly attributed to two factors. First, ceramic proppant sales volumes were lower primarily as a result of lower drilling activity. In addition, the Company experienced a 15% decrease in the average proppant selling price for all proppants, as a result of price decreases in response to market conditions and a shift in product mix towards sand-based products. The average selling price per pound of all proppant was $0.303 during the second quarter of 2013 compared to $0.358 for the same period in 2012.

Worldwide proppant sales volume totaled 457 million pounds for the second quarter of 2013 compared to 454 million pounds for the same period in 2012. Ceramic proppant sales volumes decreased to 378 million pounds in the second quarter of 2013 from 440 million pounds in the same period last year. Resin-coated sand sales volumes increased to 68 million pounds in the second quarter of 2013 from 14 million pounds in the same period last year. Other Proppants (defined as raw sand sold in the course of producing substrate for resin-coating) was 11 million pounds in the second quarter of 2013. North American (defined as Canada and the U.S.) proppant sales volume increased 3% due to higher sales of resin-coated sand and Other Proppants. International (excluding Canada) sales volume decreased 13% primarily due to decreased sales volumes in Latin America, Asia, and Russia, offset by increases in the Middle East.

Gross Profit. Gross profit for the second quarter of 2013 was $39.3 million, or 26% of revenues, compared to $64.3 million, or 36% of revenues, for the second quarter of 2012. The decrease in gross profit was primarily the result of a decrease in average selling price, higher ceramic proppant unit costs resulting from lower plant utilization, and a change in product sales mix resulting from volume gains of the Company’s sand-based products. Given current market conditions, the Company experienced difficulties in achieving acceptable margins on the sale of sand-based products. In addition, gross profit was reduced as a result of continued spending to bring the Company’s new proppant technology to a commercial state. The commercial launch of this new proppant is anticipated in the second half of 2013.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $15.5 million for the second quarter of 2013 compared to $17.0 million for the same period in 2012. As a percentage of revenues, SG&A and other operating expenses increased to 10.1% compared to 9.6% for the second quarter of 2012, driven by the decline in revenues.

Other Income (Expense). Other income (expense) for the second quarter of 2013 decreased $0.4 million compared to the same period in 2012. This decrease is primarily due to changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated, offset by an increase in interest income.

Income Tax Expense. Income tax expense was $7.8 million, or 32.3% of pretax income, for the second quarter of 2013 compared to $16.0 million, or 33.3% of pretax income, for the same period last year. The $8.2 million decrease is primarily due to lower pre-tax income.

Six Months Ended June 30, 2013

Revenues. Revenues of $301.4 million for the six months ended June 30, 2013 decreased 12% compared to $340.8 million for the same period in 2012. The decrease is mainly attributed to a 17% decrease in the average proppant selling price, partially offset by an increase in proppant sales volume. The decrease in average selling price is the result of price decreases in response to market conditions and a shift in product mix towards sand-based products. The average selling price per pound of all proppant was $0.303 during the six months ended June 30, 2013 compared to $0.364 for the same period in 2012.

Worldwide proppant sales volume totaled 902 million pounds for the six months ended June 30, 2013 compared to 857 million pounds for the same period in 2012. Ceramic proppant sales volumes decreased to 776 million pounds in the six months ended June 30, 2013 from 833 million pounds in the same period last year. Resin-coated sand increased to 93 million pounds in the six months ended June 30, 2013 from 24 million pounds in the same period last year. Other Proppants was 33 million pounds in the six months ended June 30, 2013. North American (defined as Canada and the U.S.) proppant sales volume increased 8% due to higher sales of resin-coated sand and Other Proppants. International (excluding Canada) sales volume decreased 8%.

Gross Profit. Gross profit for the six months ended June 30, 2013 was $81.7 million, or 27% of revenues, compared to $127.7 million, or 37% of revenues, for the same period in 2012. The decrease in gross profit was primarily the result of a decrease in average selling price, a change in the product sales mix resulting from volume gains of the Company’s sand-based products, and spending to bring the Company’s new proppant technology to a commercial state.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $32.5 million for the six months ended June 30, 2013 compared to $33.7 million for the same period in 2012. As a percentage of revenues, SG&A expenses increased to 10.8% for the six months ended June 30, 2012 compared to 9.9% for the same period in 2012, driven by the decline in revenues.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2013 increased $0.4 million compared to the same period in 2012 primarily due to an increase in interest income.

Income Tax Expense. Income tax expense was $15.7 million, or 31.7% of pretax income, for the six months ended June 30, 2013 compared to $31.7 million, or 33.7% of pretax income for the same period last year. The $16.0 million decrease is primarily due to lower pre-tax income. In addition, the Company realized $0.4 million in R&D tax credits as a result of legislation enacted in the first quarter of 2013, as well as additional tax benefits from mining depletion deductions.

Outlook

Given the cyclical nature of the industry, the Company believes that market conditions will improve, however it is difficult to pinpoint the exact timing. The Company expects activity over the short-term will be variable and driven by a focus on reduction of well costs and a continued over-supply in the proppant market. However, the Company believes the inventories of Chinese ceramic proppant appear to be shrinking in North America. As a result, the Company believes the operating environment may have the potential for ceramic proppant sales volume growth during the second half of 2013. Seasonality negatively affected ceramic sales volumes for the second quarter of 2013 due to the Canadian spring break-up.

The Company expects to see continued pricing pressures until market conditions improve; but increased ceramic proppant sales volumes, coupled with successful execution on cost reduction initiatives, could lead to improved sequential margins.

Resin-coated sand products are unlikely to realize large, near-term price increases, given the current low natural gas activity and industry oversupply. The Company is focused on improving margins through efficient plant utilization and lowering certain manufacturing costs.

The Company expects to support near-term demand with its current ceramic proppant production capacity of 1.75 billion pounds per year, along with existing inventories of ceramic proppant. The Company is moving forward with construction of the first 250 million pound line at its Millen, Georgia facility, which it anticipates could commence operation near the end of the second quarter of 2014.

The increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry and resulted in higher distribution costs during 2012 and the first six months of 2013. The Company is addressing distribution costs with a number of ongoing initiatives. A critical initiative is rationalizing its rail fleet to reduce reliance on the fleet as a form of storage. Other initiatives include reducing transportation costs. The Company anticipates completing a majority of these initiatives in the second half of 2013, with the resulting benefits seen in 2014.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash and cash equivalents of $76.0 million compared to cash and cash equivalents of $90.6 million at December 31, 2012. During the six months ended June 30, 2013, the Company generated $36.7 million of cash from operating activities. Uses of cash included $31.2 million for capital expenditures, $12.5 million for the payment of cash dividends and $6.8 million for repurchases of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 16, 2013, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on August 1, 2013. This dividend is payable on August 15, 2013. The Company estimates its total capital expenditures for the remainder of 2013 will be between $60.0 million and $70.0 million. Capital expenditures for the remainder of 2013 are expected to include costs associated with the construction of the new manufacturing facility in Millen, Georgia and expansion of the Company’s distribution infrastructure.

The Company maintains an unsecured line of credit with Wells Fargo Bank, N.A. On July 25, 2013, this line of credit was increased from $25.0 million to $50.0 million, and the expiration date of the facility was extended to 2018. As of June 30, 2013, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2013.

Forward-Looking Information

The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Among these factors are:

•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	ability to manage distribution costs effectively,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations, including environmental restrictions on operations and regulation of hydraulic fracturing,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $87.4 million and the Company has recorded a cumulative foreign currency translation loss of $3.7 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2013.

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

As of June 30, 2013, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will now proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas. This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and has been further stayed while it is determined whether the plaintiffs in the Federal Securities Lawsuit will appeal the dismissal or seek leave to file a second amended complaint.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit remain in their early stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

Additionally, from time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

The Company cannot predict the ultimate outcome or duration of any lawsuit described in this report.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December  31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended June 30, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
04/01/13 to 04/30/13	45,000	$70.00	45,000	47,424
05/01/13 to 05/31/13	—	$—	—	47,424
06/01/13 to 06/30/13	—	$—	—	47,424

Total	45,000		45,000

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

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

ITEM 5. OTHER INFORMATION

On July 25, 2013, the Company entered into a second amendment (“Amendment No. 2”) to its Credit Agreement, dated January 29, 2010 (as so amended, the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the financial institutions party thereto.

In summary, Amendment No. 2 (i) extends the maturity date of the Credit Agreement from July 29, 2013 to July 25, 2018, (ii) increases the size of the Company’s revolving credit facility from $25 million to $50 million and (iii) makes other administrative changes to certain covenants and provisions of the Credit Agreement.

The foregoing description of Amendment No. 2 is a summary and is qualified in its entirety by reference to Amendment No. 2, a copy of which is filed as Exhibit to this report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Amendment No. 2 to Credit Agreement, dated as of July 25, 2013, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: July 29, 2013

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 2 to Credit Agreement, dated as of July 25, 2013, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.