Form 10-Q
period 2013-09-30
CARBO CERAMICS INC
filed 2013-11-01
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, 23,077,848 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$73,757	$90,635
Trade accounts and other receivables, net	156,138	103,258
Inventories:
Finished goods	83,159	102,625
Raw materials and supplies	46,386	38,061

Total inventories	129,545	140,686
Prepaid expenses and other current assets	8,077	4,293
Deferred income taxes	10,745	11,045

Total current assets	378,262	349,917
Property, plant and equipment:
Land and land improvements	24,561	19,700
Land-use and mineral rights	11,156	9,559
Buildings	70,256	67,866
Machinery and equipment	532,533	530,129
Construction in progress	85,709	39,564

Total	724,215	666,818
Less accumulated depreciation and amortization	272,163	240,586

Net property, plant and equipment	452,052	426,232
Goodwill	12,164	12,164
Intangible and other assets, net	18,076	20,565

Total assets	$860,554	$808,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,674	$20,078
Accrued income taxes	2,185	727
Accrued freight	7,865	4,925
Dividends payable	6,924	—
Other accrued expenses	26,162	25,100

Total current liabilities	65,810	50,830
Deferred income taxes	47,918	44,970
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,080,505 and 23,092,906 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	231	231
Additional paid-in capital	55,533	57,364
Retained earnings	694,115	657,423
Accumulated other comprehensive loss	(3,053)	(1,940)

Total shareholders’ equity	746,826	713,078

Total liabilities and shareholders’ equity	$860,554	$808,878

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$201,477	$151,134	$502,879	$491,914
Cost of sales	138,718	100,984	358,402	314,047

Gross profit	62,759	50,150	144,477	177,867
Selling, general, and administrative, and other operating expenses	18,562	15,135	51,013	48,857

Operating profit	44,197	35,015	93,464	129,010
Other income (expense):
Interest income (expense), net	189	17	616	(18)
Foreign currency exchange gain (loss), net	29	(175)	(2)	(31)
Other, net	(16)	(2)	(87)	(214)

	202	(160)	527	(263)

Income before income taxes	44,399	34,855	93,991	128,747
Income taxes	14,251	10,957	29,960	42,641

Net income	$30,148	$23,898	$64,031	$86,106

Earnings per share:
Basic	$1.31	$1.04	$2.77	$3.73

Diluted	$1.31	$1.04	$2.77	$3.73

Other information:
Dividends declared per common share (See Note 4)	$0.60	$0.54	$1.14	$1.02

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$30,148	$23,898	$64,031	$86,106
Other comprehensive income (loss):
Foreign currency translation adjustment	1,016	2,832	(1,712)	1,661
Deferred income tax (expense) benefit	(356)	(992)	599	(582)

Other comprehensive income (loss), net of tax	660	1,840	(1,113)	1,079

Comprehensive income	$30,808	$25,738	$62,918	$87,185

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating activities
Net income	$64,031	$86,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,146	33,333
Provision for doubtful accounts	28	12
Deferred income taxes	3,865	7,469
Excess tax benefits from stock based compensation	(67)	(1,292)
Gain on disposal or impairment of assets	(56)	(12)
Foreign currency transaction loss, net	2	31
Stock compensation expense	4,519	4,051
Changes in operating assets and liabilities:
Trade accounts and other receivables	(52,708)	(5,499)
Inventories	10,901	2,016
Prepaid expenses and other current assets	(3,772)	(2,679)
Long-term prepaid expenses	1,973	1,306
Accounts payable	2,460	(25,819)
Accrued expenses	3,730	(9,811)
Accrued income taxes, net	1,185	9,302

Net cash provided by operating activities	71,237	98,514
Investing activities
Capital expenditures	(61,186)	(64,124)

Net cash used in investing activities	(61,186)	(64,124)
Financing activities
Proceeds from bank borrowings	—	10,000
Repayments on bank borrowings	—	(10,000)
Net proceeds from stock based compensation	—	54
Dividends paid	(19,427)	(17,328)
Purchase of common stock	(6,821)	(7,655)
Excess tax benefits from stock based compensation	67	1,292

Net cash used in financing activities	(26,181)	(23,637)
Effect of exchange rate changes on cash	(748)	(2)

Net (decrease) increase in cash and cash equivalents	(16,878)	10,751
Cash and cash equivalents at beginning of period	90,635	41,270

Cash and cash equivalents at end of period	$73,757	$52,021

Supplemental cash flow information
Interest paid	$3	$76

Income taxes paid	$24,909	$25,870

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$30,148	$23,898	$64,031	$86,106
Effect of reallocating undistributed earnings of participating securities	(183)	(122)	(410)	(458)

Net income available under the two-class method	$29,965	$23,776	$63,621	$85,648

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,940,794	22,963,318	22,961,251	22,966,134
Effect of dilutive securities:
Employee stock options	—	—	—	833

Dilutive potential common shares	—	—	—	833

Denominator for diluted earnings per share—adjusted weighted-average shares	22,940,794	22,963,318	22,961,251	22,966,967

Basic earnings per share	$1.31	$1.04	$2.77	$3.73

Diluted earnings per share	$1.31	$1.04	$2.77	$3.73

3. Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the nine months ended September 30, 2013, the Company repurchased and retired 75,000 shares at an aggregate purchase price of $5,833. As of September 30, 2013, the Company had repurchased and retired 1,952,576 shares at an aggregate purchase price of $84,134.

4. Dividends Paid

On July 16, 2013, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on August 1, 2013. The dividend was paid on August 15, 2013. On September 17, 2013, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on November 1, 2013. This dividend is payable on November 15, 2013 and is presented in Current Liabilities at September 30, 2013.

5. Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of September 30, 2013, 496,582 shares were available for issuance under the Omnibus Incentive Plan.

The Company has made restricted stock awards pursuant to the Omnibus Incentive Plan. A summary of restricted stock activity and related information for the nine months ended September 30, 2013 is presented below:

	Shares	Weighted- Average Grant - Date Fair Value
Nonvested at January 1, 2013	115,722	$99.50
Granted	86,143	$80.59
Vested	(47,607)	$98.20
Forfeited	(14,547)	$93.85

Nonvested at September 30, 2013	139,711	$88.87

As of September 30, 2013, there was $7,400 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2013 was $4,675.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of September 30, 2013, there were 14,960 units of phantom shares granted under the Omnibus Incentive Plan, of which 6,156 have vested and 1,304 have been forfeited, with a total value of $743, a portion of which was accrued as a liability within Other Accrued Expenses.

6. Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. The credit agreement provides the Company with a revolving credit facility of $50,000 and expires on July 25, 2018. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at an annual rate between 0.375% and 0.50% of the unused line of credit.

7. Foreign Currencies

As of September 30, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $89,350 and the Company has recorded a cumulative foreign currency translation loss of $3,053, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three and nine month periods ended September 30, 2013.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013. In September 2013, the plaintiffs filed a motion requesting leave to file a second amended complaint and sustain the lawsuit. Briefing on this motion will take place during the fourth quarter of 2013.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and has been further stayed while the motion for leave to file a second amended complaint in the Federal Securities Lawsuit is considered.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit remain in their early stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

In October 2013, the Company made a voluntary disclosure to the State of Georgia Environmental Protection Department (“EPD”) concerning the air emissions of its Toomsboro, Georgia manufacturing facility. Specifically, the disclosure concerns the emission of a specific substance that exceeds permitted levels under applicable regulations. The Company is continuing its dialogue with EPD, and has proposed a solution for this emission variance to EPD for consideration. The Company has not received a Notice of Violation from EPD. Accordingly, the Company does not at this time have an estimate of any fines, penalties or other costs of compliance that may be incurred.

The Company cannot predict the ultimate outcome or duration of these legal matters.

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

Results of Operations

Three Months Ended September 30, 2013

Revenues. Revenues of $201.5 million for the third quarter of 2013 increased 33% compared to $151.1 million for the same period in 2012. The increase is mainly attributed to a 48% increase in proppant sales volumes offset by a 6% decrease in the average proppant selling price for all proppants. The decrease in average selling price is primarily the result of higher volumes of sand-based products sold, which have a lower average selling price compared to ceramic proppants. The average selling price per pound of all proppant was $0.306 during the third quarter of 2013 compared to $0.327 for the same period in 2012.

Worldwide proppant sales volume totaled 609 million pounds for the third quarter of 2013 compared to 412 million pounds for the same period in 2012. Ceramic proppant sales volumes increased to 534 million pounds in the third quarter of 2013 from 401 million pounds in the same period last year. Resin-coated sand sales volumes increased to 59 million pounds in the third quarter of 2013 from 11 million pounds in the same period last year. Other Proppants (defined as raw sand sold in the course of producing substrate for resin-coating) was 16 million pounds in the third quarter of 2013 compared to none in the same period in last year. North American (defined as Canada and the U.S.) proppant sales volume increased 63%, driven largely by market share gains. International (excluding Canada) sales volume decreased 17% primarily due to decreased sales volumes in China, Mexico, and Russia, offset by increased sales volumes in Europe and Latin America.

Gross Profit. Gross profit for the third quarter of 2013 was $62.8 million, or 31% of revenues, compared to $50.2 million, or 33% of revenues, for the third quarter of 2012. The increase in gross profit was primarily the result of higher proppant sales volumes. As a percent of revenues, gross profit declined primarily as a result of a change in product sales mix towards more lower-margin sand-based products.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $18.6 million for the third quarter of 2013 compared to $15.1 million for the same period in 2012. The increase in SG&A expenses primarily resulted from an increase in administrative, marketing, and research and development spending. As a percentage of revenues, SG&A and other operating expenses decreased to 9.2% compared to 10.0% for the third quarter of 2012.

Other Income (Expense). Other income (expense) for the third quarter of 2013 increased $0.4 million compared to the same period in 2012. This increase is primarily due to changes in exchange rates between the functional currency and the foreign currency in which the effective transactions were denominated, and an increase in interest income.

Income Tax Expense. Income tax expense was $14.3 million, or 32.1% of pretax income, for the third quarter of 2013 compared to $11.0 million, or 31.4% of pretax income, for the same period last year. The $3.3 million increase is primarily due to higher pre-tax income.

Nine Months Ended September 30, 2013

Revenues. Revenues of $502.9 million for the nine months ended September 30, 2013 increased 2% compared to $491.9 million for the same period in 2012. The increase is mainly attributed to a 19% increase in proppant sales volumes, partially offset by a 14% decrease in the average proppant selling price. The decrease in average selling price is the result of price decreases in response to market conditions during mid-2012 and higher volumes of sand-based products, which have a lower average selling price than ceramic proppants. The average selling price per pound of all proppant was $0.304 during the nine months ended September 30, 2013 compared to $0.352 for the same period in 2012.

Worldwide proppant sales volume totaled 1.510 billion pounds for the nine months ended September 30, 2013 compared to 1.270 billion pounds for the same period in 2012. Ceramic proppant sales volumes increased to 1.309 billion pounds in the nine months ended September 30, 2013 from 1.234 billion pounds in the same period last year. Resin-coated sand increased to 153 million pounds in the nine months ended September 30, 2013 from 36 million pounds in the same period last year. Other Proppants was 48 million pounds in the nine months ended September 30, 2013 compared to none in the same period last year. North American (defined as Canada and the U.S.) proppant sales volume increased 26% due largely to market share gains. International (excluding Canada) sales volume decreased 11% primarily due to decreased sales volumes in China, Africa, and Mexico, offset by increased sales volumes in Europe and Latin America.

Gross Profit. Gross profit for the nine months ended September 30, 2013 was $144.5 million, or 29% of revenues, compared to $177.9 million, or 36% of revenues, for the same period in 2012. The decrease in gross profit was primarily the result of a decrease in average selling price, a change in the product sales mix resulting from volume gains of the Company’s lower-margin sand-based products, and spending to bring the Company’s new proppant technology to a commercial state, partially offset by higher proppant sales volumes.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $51.0 million for the nine months ended September 30, 2013 compared to $48.9 million for the same period in 2012. The increase in SG&A expenses primarily resulted from an increase in research and development and marketing spending. As a percentage of revenues, SG&A expenses increased to 10.1% for the nine months ended September 30, 2013 compared to 9.9% for the same period in 2012.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 2013 increased $0.8 million compared to the same period in 2012 primarily due to an increase in interest income.

Income Tax Expense. Income tax expense was $30.0 million, or 31.9% of pretax income, for the nine months ended September 30, 2013 compared to $42.6 million, or 33.1% of pretax income for the same period last year. The $12.6 million decrease is primarily due to lower pre-tax income. In addition, the Company realized $0.4 million in R&D tax credits as a result of legislation enacted in the first quarter of 2013, as well as additional tax benefits from mining depletion deductions.

Outlook

Given the cyclical nature of the industry, the Company believes that market conditions will continue to fluctuate, driven by several factors, including oil and natural gas commodity prices and quarterly seasonality trends. The Company expects activity over the short-term will be variable and driven by a focus on reduction of well costs and a continued over-supply in the proppant market. However, the Company believes the inventories of Chinese ceramic proppant appear to be shrinking in North America. The Company has seen some recent improvement in the operating environment, as well as recovery from seasonality that negatively affected ceramic sales volumes for the second quarter of 2013 due to the Canadian spring break-up. During the third quarter of 2013, proppant sales volumes increased 33% compared to the second quarter of 2013. To meet this increased demand, which was primarily in the major U.S. shale plays as well as in Canada, the Company drew down finished goods inventory levels.

Industry activity during the fourth quarter of 2013 will likely remain at steady levels, with the exception of the typical reduction in activity due to the holidays and seasonality. In addition, the Company expects to see a sequential decline in sales volume due to the large drawdown of its ceramic proppant inventory, caused by high demand in the third quarter. While the general pricing environment appears to have stabilized, the Company believes the continued oversupply of pressure pumping equipment in the industry will likely keep price increases from being realized in the near-term.

Resin-coated sand products are unlikely to realize large, near-term price increases, given the current low natural gas activity and industry oversupply. While the Company continues to focus on improving these margins, they are expected to remain challenging until the oversupply situation improves.

The Company is moving forward with construction of the first 250 million pound line at its Millen, Georgia facility, which it anticipates could commence operation near the end of the second quarter of 2014. Additionally, the Company is also accelerating the planning stages of a second 250 million pound production line at this facility, and accordingly a number of items with long-lead delivery times have already been purchased for the second line.

The increased amount of activity in infrastructure-limited, liquids-rich basins introduced supply chain challenges to the industry and resulted in higher distribution costs during 2012 and the first six months of 2013. The Company is addressing distribution costs with a number of ongoing initiatives. One initiative is rationalizing the Company’s rail fleet to reduce reliance on the fleet as a form of storage. Other initiatives include reducing transportation costs. The Company anticipates completing a majority of these initiatives during the remainder of 2013 and first half of 2014, with the resulting benefits seen in the second half of 2014.

Commercialization of KRYPTOSPHERE, the Company’s new ultra-high conductivity, ultra-high strength proppant technology, is progressing well. The Company continues to complete the formal qualification milestones with its clients and anticipates initial sales of KRYPTOSPHERE during the first half of 2014. The next phase for KRYPTOSPHERE will be to apply this technology to the Company’s existing manufacturing footprint. Currently, the Company is engaged in an engineering study to determine the capital cost of retrofitting an existing plant with KRYPTOSPHERE technology.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash and cash equivalents of $73.8 million compared to cash and cash equivalents of $90.6 million at December 31, 2012. During the nine months ended September 30, 2013, the Company generated $71.2 million of cash from operating activities. Uses of cash included $61.2 million for capital expenditures, $19.4 million for the payment of cash dividends and $6.8 million for repurchases of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On September 17, 2013, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on November 1, 2013. This dividend is payable on November 15, 2013. The Company estimates its total capital expenditures for the remainder of 2013 will be between $35.0 million and $45.0 million. Capital expenditures for the remainder of 2013 are expected to include costs associated with the construction of the new manufacturing facility in Millen, Georgia and expansion of the Company’s distribution infrastructure.

The Company maintains an unsecured line of credit with Wells Fargo Bank, N.A. On July 25, 2013, this line of credit was increased from $25.0 million to $50.0 million, and the expiration date of the facility was extended to 2018. As of September 30, 2013, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds available under its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2013.

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

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2013, the Company’s net investment that is subject to foreign currency fluctuations totaled $89.4 million and the Company has recorded a cumulative foreign currency translation loss of $3.1 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2013.

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

As of September 30, 2013, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated, and will proceed as one lawsuit. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013. In September 2013, the plaintiffs filed a motion requesting leave to file a second amended complaint and sustain the lawsuit. Briefing on this motion will take place during the fourth quarter of 2013.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “June Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and has been further stayed while the motion for leave to file a second amended complaint in the Federal Securities Lawsuit is considered.

While each of the Federal Securities Lawsuit and the June Harris County Lawsuit remain in their early stages, the Company does not believe they have merit, and plans to vigorously contest and defend against them.

In October 2013, the Company made a voluntary disclosure to the State of Georgia Environmental Protection Department (“EPD”) concerning the air emissions of its Toomsboro, Georgia manufacturing facility. Specifically, the disclosure concerns the emission of a specific substance that exceeds permitted levels under applicable regulations. The Company is continuing its dialogue with EPD, and has proposed a solution for this emission variance to EPD for consideration. The Company has not received a Notice of Violation from EPD. Accordingly, the Company does not at this time have an estimate of any fines, penalties or other costs of compliance that may be incurred.

Additionally, from time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

The Company cannot predict the ultimate outcome or duration of the legal matters described in this report.

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

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: November 1, 2013

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.