Form 10-Q
period 2014-03-31
CARBO CERAMICS INC
filed 2014-04-28
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 23, 2014, 23,102,178 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$86,098	$94,250
Trade accounts and other receivables, net	107,036	125,179
Inventories:
Finished goods	98,175	87,218
Raw materials and supplies	41,813	47,042

Total inventories	139,988	134,260
Prepaid expenses and other current assets	4,706	5,442
Prepaid income taxes	—	1,888
Deferred income taxes	10,483	10,363

Total current assets	348,311	371,382
Property, plant and equipment:
Land and land improvements	31,225	31,163
Land-use and mineral rights	14,138	12,751
Buildings	72,425	72,702
Machinery and equipment	532,402	535,529
Construction in progress	145,191	109,735

Total	795,381	761,880
Less accumulated depreciation and amortization	291,762	283,345

Net property, plant and equipment	503,619	478,535
Goodwill	12,164	12,164
Intangible and other assets, net	18,633	16,870

Total assets	$882,727	$878,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,985	$24,570
Accrued payroll and benefits	5,959	13,650
Accrued freight	9,032	6,873
Accrued income taxes	6,367	—
Dividends payable	6,931	—
Other accrued expenses	10,939	11,595

Total current liabilities	63,213	56,688
Deferred income taxes	52,901	53,676
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,102,178 and 23,080,632 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	231	231
Additional paid-in capital	55,052	56,782
Retained earnings	717,669	714,835
Accumulated other comprehensive loss	(6,339)	(3,261)

Total shareholders’ equity	766,613	768,587

Total liabilities and shareholders’ equity	$882,727	$878,951

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues	$148,564	$147,657
Cost of sales	104,200	105,273

Gross profit	44,364	42,384
Selling, general, and administrative, and other operating expenses	16,953	16,993

Operating profit	27,411	25,391
Other income:
Interest income, net	171	185
Foreign currency exchange loss, net	(23)	(12)
Other, net	(56)	(61)

	92	112

Income before income taxes	27,503	25,503
Income taxes	9,076	7,926

Net income	$18,427	$17,577

Earnings per share:
Basic	$0.80	$0.76

Diluted	$0.80	$0.76

Other information:
Dividends declared per common share (See Note 4)	$0.60	$0.54

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$18,427	$17,577
Other comprehensive loss:
Foreign currency translation adjustment	(4,448)	(695)
Deferred income tax benefit	1,370	243

Other comprehensive loss, net of tax	(3,078)	(452)

Comprehensive income	$15,349	$17,125

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Operating activities
Net income	$18,427	$17,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,803	11,908
Provision for doubtful accounts	89	25
Deferred income taxes	482	1,059
Excess tax benefits from stock based compensation	(372)	(67)
(Gain) loss on disposal or impairment of assets	(8)	(2)
Foreign currency transaction loss, net	23	12
Stock compensation expense	2,086	1,757
Changes in operating assets and liabilities:
Trade accounts and other receivables	17,701	(5,767)
Inventories	(7,352)	(6,893)
Prepaid expenses and other current assets	680	(542)
Long-term prepaid expenses	(1,927)	855
Accounts payable	134	(1,276)
Accrued expenses	(6,235)	(7,727)
Accrued income taxes, net	8,578	6,108

Net cash provided by operating activities	44,109	17,027
Investing activities
Capital expenditures	(38,908)	(13,752)

Net cash used in investing activities	(38,908)	(13,752)
Financing activities
Dividends paid	(6,945)	(6,256)
Purchase of common stock	(5,779)	(3,671)
Excess tax benefits from stock based compensation	372	67

Net cash used in financing activities	(12,352)	(9,860)
Effect of exchange rate changes on cash	(1,001)	(253)

Net decrease in cash and cash equivalents	(8,152)	(6,838)
Cash and cash equivalents at beginning of period	94,250	90,635

Cash and cash equivalents at end of period	$86,098	$83,797

Supplemental cash flow information
Interest paid	$10	$1

Income taxes paid	$16	$761

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2013.

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$18,427	$17,577
Effect of reallocating undistributed earnings of participating securities	(136)	(117)

Net income available under the two-class method	$18,291	$17,460

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,948,109	22,990,048
Effect of dilutive potential common shares	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares	22,948,109	22,990,048

Basic earnings per share	$0.80	$0.76

Diluted earnings per share	$0.80	$0.76

3.	Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the three months ended March 31, 2014, the Company repurchased and retired 36,969 shares at an aggregate purchase price of $4,062. As of March 31, 2014, the Company has repurchased and retired 1,989,545 shares at an aggregate purchase price of $88,196.

4.	Dividends Paid

On January 21, 2014, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on February 3, 2014. The dividend was paid on February 18, 2014. On March 18, 2014, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on May 1, 2014. The dividend is payable on May 15, 2014 and is presented in Current Liabilities at March 31, 2014.

5.	Stock Based Compensation

The CARBO Ceramics Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of March 31, 2014, 451,226 shares were available for issuance under the Omnibus Incentive Plan.

The Company has made restricted stock awards pursuant to the Omnibus Incentive Plan. A summary of restricted stock activity and related information for the three months ended March 31, 2014 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	136,195	$90.50
Granted	73,785	$112.19
Vested	(53,152)	$97.08
Forfeited	(279)	$112.96

Nonvested at March 31, 2014	156,549	$98.44

As of March 31, 2014, there was $12,234 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2014 was $5,160.

The Company has made phantom stock awards to key international employees pursuant to the Omnibus Incentive Plan. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom shares. As of March 31, 2014, there were 18,180 units of phantom shares granted under the Omnibus Incentive Plan, of which 9,397 have vested and 1,570 have been forfeited, with a total value of $995, a portion of which is accrued as a liability within Other Accrued Expenses.

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

As of March 31, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $82,461 and the Company has recorded a cumulative foreign currency translation loss of $6,339, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three months ended March 31, 2014.

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

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013. In September 2013, the plaintiffs filed a motion requesting leave to file a second amended complaint and sustain the lawsuit. In January 2014, the Court denied plaintiffs’ motion, and entered a judgment in favor of the Company and Messrs. Kolstad and Bautista. The plaintiffs did not timely appeal this judgment, and it has become final.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and had been further stayed, pending final resolution of the Federal Securities Lawsuit. Given the final judgment in the Federal Securities Lawsuit, the plaintiff in the Harris County Lawsuit agreed to dismiss this case. The lawsuit was dismissed without prejudice in March 2014.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2013). The Company believes that some of its accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2013, critical accounting policies for the Company included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2013. There have been no changes in the Company’s evaluation of its critical accounting policies since December 31, 2013.

Results of Operations

Three Months Ended March 31, 2014

Revenues. Revenues of $148.6 million for the first quarter of 2014 increased 1% compared to $147.7 million for the same period in 2013. The increase is mainly attributed to a 30% increase in the total proppant sales volume that was driven by higher sales volumes of lower priced sand-based proppants, which was partially offset by a decrease in Falcon revenues. The average selling price per pound of all proppant was $0.238 during the first quarter of 2014 compared to $0.302 for the same period in 2013.

Worldwide proppant sales volumes in the first quarter of 2014 compared to the same period in 2013 are as follows.

Proppant Sales Volumes (in million lbs)	Three Months Ended March 31,
	2014	2013
Ceramic	373	398
Resin Coated Sand	48	25
Northern White Sand	157	22

Total	578	445

North American (defined as Canada and the U.S.) proppant sales volume increased 39%, driven largely by increases in sand-based sales volumes despite cold weather conditions and related distribution issues that continued to impact drilling activities in the northern regions. International (excluding Canada) sales volume decreased 18% primarily due to decreased sales volumes in China and Russia, partially offset by increased sales volumes in Mexico.

Gross Profit. Gross profit for the first quarter of 2014 was $44.4 million, or 30% of revenues, compared to $42.4 million, or 29% of revenues, for the first quarter of 2013.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $17.0 million for the first quarter of 2014, which was flat compared to the first quarter of 2013. As a percentage of revenues, SG&A and other operating expenses decreased to 11.4% in 2014 compared to 11.5% for the first quarter of 2013.

Income Tax Expense. Income tax expense was $9.1 million, or 33.0% of pretax income, for the first quarter of 2014 compared to $7.9 million, or 31.1% of pretax income, for the same period last year. The $1.2 million increase is primarily due to higher pre-tax income combined with $0.4 million in R&D tax credits realized as a result of legislation enacted in the first quarter of 2013 that did not impact the first quarter of 2014.

Outlook

The Company expects activity will continue to be variable and driven by weather conditions in certain regions and by exploration and production companies focusing on a balance between reducing well costs and investment returns through optimization of well completions. However, the Company anticipates demand for its production enhancement products and services to remain intact. Furthermore, as previously mentioned, the Company remains positive on industry activity and ceramic sales volumes for the balance of 2014 and believes the majority of the completion activity that was delayed in the first quarter of 2014 has shifted to the second and third quarters of 2014. The Company believes its ceramic volumes could increase for the second quarter of 2014 when compared to the first quarter of 2014, subject to the typical second quarter spring break up and lingering weather effects. The Company also believes proppant pricing will remain relatively flat during the second quarter of 2014.

Construction on the first and second production lines in Millen, Georgia remain on schedule with completions expected by the end of the second quarter of 2014 and 2015, respectively. Once both lines are completed, the Company’s ceramic proppant manufacturing capacity will increase by 500 million pounds to a total of 2.25 billion pounds per year. Additionally, the retrofit of an existing manufacturing line continues with the Company’s KRYPTOSPHERETM proppant technology. Initial sales of KRYPTOSPHERE LD from this retrofit are presently expected by the end of the second quarter of 2015.

The Company is building inventories of KRYPTOSPHERE HD, the new ultra-conductive, ultra-high strength proppant for deep well applications. The Gulf of Mexico is the primary target market; but some Gulf of Mexico deep water completion activity has been delayed at least until the second half of 2014.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash and cash equivalents of $86.1 million compared to cash and cash equivalents of $94.3 million at December 31, 2013. During the first quarter of 2014, the Company generated $44.1 million of cash from operating activities. Uses of cash included $38.9 million for capital expenditures, $6.9 million for the payment of cash dividends and $5.8 million for repurchases of the Company’s common stock.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On March 18, 2014, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.30 per share to shareholders of the Company’s common stock on May 1, 2014. The dividend is payable on May 15, 2014. The Company estimates its total capital expenditures for the remainder of 2014 will be between $140.0 million and $160.0 million, which include costs associated with the construction of the new manufacturing facility in Millen, Georgia, retrofitting an existing plant with the new proppant manufacturing technology, expansion of the Company’s distribution infrastructure, as well as various other projects and additions.

The Company maintains a $50 million unsecured line of credit with a bank that matures in July 2018. As of March 31, 2014, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2014.

Forward-Looking Information

The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:

•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	our ability to manage distribution costs effectively,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers,

•	changes in foreign and domestic government regulations, including environmental restrictions on operations and regulation of hydraulic fracturing,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). See in particular our annual report on Form 10-K for the fiscal year ended December 31, 2013 under the caption “Risk Factors” and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of March 31, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $82.5 million and the Company has recorded cumulative foreign currency translation loss of $6.3 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2014.

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

As of March 31, 2014, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2012, the Company and two of its officers, Gary A. Kolstad and Ernesto Bautista III, were named as defendants in a purported class-action lawsuit filed in the United States District Court for the Southern District of New York (the “February SDNY Lawsuit”), brought on behalf of shareholders who purchased the Company’s Common Stock between October 27, 2011 and January 26, 2012 (the “Relevant Time Period”). On April 10, 2012, a second purported class-action lawsuit was filed against the same defendants in the United States District Court for the Southern District of New York, brought on behalf of shareholders who purchased or sold CARBO Ceramics Inc. option contracts during the Relevant Time Period (the “April SDNY Lawsuit”, and collectively with the February SDNY Lawsuit, the “Federal Securities Lawsuit”). In June 2012, the February SNDY Lawsuit and the April SDNY Lawsuit were consolidated. The Federal Securities Lawsuit alleges violations of the federal securities laws arising from statements concerning the Company’s business operations and business prospects that were made during the Relevant Time Period and requests unspecified damages and costs. In September 2012, the Company and Messrs. Kolstad and Bautista filed a motion to dismiss this lawsuit. The motion to dismiss was granted, and the Federal Securities Lawsuit was dismissed without prejudice in June 2013. In September 2013, the plaintiffs filed a motion requesting leave to file a second amended complaint and sustain the lawsuit. In January 2014, the Court denied plaintiffs’ motion, and entered a judgment in favor of the Company and Messrs. Kolstad and Bautista. The plaintiffs did not timely appeal this judgment, and it has become final.

On June 13, 2012, the Directors of the Company and Mr. Bautista were named as defendants in a purported derivative action lawsuit brought on behalf of the Company by a stockholder in District Court in Harris County, Texas (the “Harris County Lawsuit”). This lawsuit alleges various breaches of fiduciary duty and other duties by the defendants that generally are related to the Federal Securities Lawsuit, as well as a breach of duty by certain defendants in connection with stock sales. The lawsuit requests unspecified damages and costs, and had been further stayed, pending final resolution of the Federal Securities Lawsuit. Given the final judgment in the Federal Securities Lawsuit, the plaintiff in the Harris County Lawsuit agreed to dismiss this case. The lawsuit was dismissed without prejudice in March 2014.

Additionally, from time to time, the Company is the subject of legal proceedings arising in the ordinary course of business. The Company does not believe that any of these proceedings will have a material effect on its business or its results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended March 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
01/01/14 to 01/31/14	3,890		$112.19	—	47,424
02/01/14 to 02/28/14	47,921		$111.08	36,969	10,455
03/01/14 to 03/31/14	149		$132.95	—	10,455

Total	51,960	(2)		36,969

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.
(2)	Includes 14,991 shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

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

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Amendment No. 3 to Proppant Supply Agreement dated as of March 24, 2014 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Description of Modification to the Annual Non-Employee Director Stock Grants.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: April 28, 2014

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 3 to Proppant Supply Agreement dated as of March 24, 2014 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Description of Modification to the Annual Non-Employee Director Stock Grants.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.