Form 10-Q
period 2014-06-30
CARBO CERAMICS INC
filed 2014-07-31
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 28, 2014, 23,104,325 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,379	$94,250
Trade accounts and other receivables, net	131,551	125,179
Inventories:
Finished goods	89,567	87,218
Raw materials and supplies	41,382	47,042

Total inventories	130,949	134,260
Prepaid expenses and other current assets	8,756	5,442
Prepaid income taxes	4,334	1,888
Deferred income taxes	9,382	10,363

Total current assets	331,351	371,382
Property, plant and equipment:
Land and land improvements	36,422	31,163
Land-use and mineral rights	17,735	12,751
Buildings	77,694	72,702
Machinery and equipment	645,418	535,529
Construction in progress	71,717	109,735

Total	848,986	761,880
Less accumulated depreciation and amortization	304,243	283,345

Net property, plant and equipment	544,743	478,535
Goodwill	12,164	12,164
Intangible and other assets, net	17,103	16,870

Total assets	$905,361	$878,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,796	$24,570
Accrued payroll and benefits	9,208	13,650
Other accrued expenses	18,271	18,468

Total current liabilities	57,275	56,688
Deferred income taxes	54,473	53,676
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,104,325 and 23,080,632 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	231	231
Additional paid-in capital	57,267	56,782
Retained earnings	740,686	714,835
Accumulated other comprehensive loss	(4,571)	(3,261)

Total shareholders’ equity	793,613	768,587

Total liabilities and shareholders’ equity	$905,361	$878,951

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$176,561	$153,744	$325,125	$301,402
Cost of sales	122,913	114,411	227,113	219,684

Gross profit	53,648	39,333	98,012	81,718
Selling, general and administrative and other operating expenses	18,728	15,457	35,681	32,451
Start-up costs	811	—	811	—

Operating profit	34,109	23,876	61,520	49,267
Other income, net	200	212	292	325

Income before income taxes	34,309	24,088	61,812	49,592
Income taxes	11,292	7,781	20,368	15,709

Net income	$23,017	$16,307	$41,444	$33,883

Earnings per share:
Basic	$1.00	$0.71	$1.79	$1.47

Diluted	$1.00	$0.71	$1.79	$1.47

Other information:
Dividends declared per common share (See Note 4)	$—	$—	$0.60	$0.54

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$23,017	$16,307	$41,444	$33,883
Other comprehensive income (loss):
Foreign currency translation adjustment	2,432	(2,033)	(2,016)	(2,727)
Deferred income tax (expense) benefit	(664)	712	706	954

Other comprehensive income (loss), net of tax	1,768	(1,321)	(1,310)	(1,773)

Comprehensive income	$24,785	$14,986	$40,134	$32,110

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013
Operating activities
Net income	$41,444	$33,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,706	23,394
Provision for doubtful accounts	246	28
Deferred income taxes	2,485	2,609
Excess tax benefits from stock based compensation	(372)	(67)
Gain on disposal of assets	(191)	(40)
Foreign currency transaction (gain) loss, net	(26)	31
Stock compensation expense	4,454	3,189
Changes in operating assets and liabilities:
Trade accounts and other receivables	(6,726)	(6,540)
Inventories	(2,074)	(2,372)
Prepaid expenses and other current assets	(3,316)	(3,466)
Long-term other assets	500	1,711
Accounts payable	4,348	(4,845)
Accrued expenses	(4,875)	(6,748)
Accrued income taxes, net	(2,099)	(4,054)

Net cash provided by operating activities	57,504	36,713
Investing activities
Capital expenditures	(85,487)	(31,169)

Net cash used in investing activities	(85,487)	(31,169)
Financing activities
Dividends paid	(13,876)	(12,503)
Purchase of common stock	(5,779)	(6,821)
Excess tax benefits from stock based compensation	372	67

Net cash used in financing activities	(19,283)	(19,257)
Effect of exchange rate changes on cash	(605)	(899)

Net decrease in cash and cash equivalents	(47,871)	(14,612)
Cash and cash equivalents at beginning of period	94,250	90,635

Cash and cash equivalents at end of period	$46,379	$76,023

Supplemental cash flow information
Interest paid	$17	$3

Income taxes paid	$19,983	$17,153

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

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$23,017	$16,307	$41,444	$33,883
Effect of reallocating undistributed earnings of participating securities	(154)	(107)	(290)	(224)

Net income available under the two-class method	$22,863	$16,200	$41,154	$33,659

Denominator:
Denominator for basic earnings per share— weighted-average shares	22,947,957	22,953,453	22,948,032	22,971,649
Effect of dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share— adjusted weighted-average shares	22,947,957	22,953,453	22,948,032	22,971,649

Basic earnings per share	$1.00	$0.71	$1.79	$1.47

Diluted earnings per share	$1.00	$0.71	$1.79	$1.47

3.	Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the six months ended June 30, 2014, the Company repurchased and retired 36,969 shares at an aggregate purchase price of $4,062. As of June 30, 2014, the Company has repurchased and retired 1,989,545 shares at an aggregate purchase price of $88,196.

4.	Dividends Paid

On March 18, 2014, the Board of Directors declared a cash dividend of $0.30 per common share payable to shareholders of record on May 1, 2014. The dividend was paid on May 15, 2014. On July 22, 2014, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on August 1, 2014. This dividend is payable on August 15, 2014.

5.	Stock Based Compensation

On May 20, 2014, the shareholders approved the 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan replaces the expired 2009 Omnibus Incentive Plan. Under the 2014 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the 2014 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of June 30, 2014, 744,834 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the Company’s 2009 Omnibus Incentive Plan has expired, unvested shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the six months ended June 30, 2014 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	136,195	$90.50
Granted	73,785	$112.19
Vested	(53,152)	$97.08
Forfeited	(3,298)	$100.45

Nonvested at June 30, 2014	153,530	$98.43

As of June 30, 2014, there was $10,480 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the expired 2009 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2014 was $5,160.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of June 30, 2014, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 9,397 have vested and 1,570 have been forfeited, with a total value of $1,112, a portion of which is accrued as a liability within Other Accrued Expenses.

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

As of June 30, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $75,882 and the Company has recorded a cumulative foreign currency translation loss of $4,571, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three and six month periods ended June 30, 2014.

8.	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2014-12”) which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

The Company generates revenue primarily through the sale of production enhancement products and services to the oil and natural gas industry. The Company’s principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells. These proppant products include ceramic, resin-coated sand and raw sand. The Company also provides the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures.

Gross profit margin for the Company’s ceramic proppant business is principally impacted by sales volume, product mix, sales price, distribution costs, manufacturing costs, including natural gas, and the Company’s production levels as a percentage of its capacity. In 2013 and 2014, gross profit margin was also impacted by spending to bring the Company’s new KRYPTOSPHERETM proppant technology to a commercial state.

During 2012, the Company experienced lower pricing for its proppant products due to market conditions resulting from a decline in North American activity in the natural gas industry caused by a drop in natural gas prices and an over-supply of imported ceramic proppant. The lingering effects of the conditions driving these pricing pressures, while improved, have continued into 2014.

As a result of the decline in North American activity in natural gas basins experienced in 2012, the oil and natural gas industry experienced an increased amount of activity in infrastructure-limited, liquids-rich basins, which introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs for the Company. As a result, the Company has invested in strategic projects to enhance its distribution network in order to meet the present and future demands of its clients. The Company believes these investments should help address the quarterly fluctuations in industry activity, and the increased amount of proppant being used per well. These enhancements are important as the tight supply of available trucks in certain areas is creating additional challenges with transporting proppants to the well site throughout the industry.

Although most direct manufacturing costs have been relatively stable or predictable over time, the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities, is subject to volatility. The cost of natural gas has been a significant component of total monthly domestic direct production expense. In recent years, the price of natural gas has been low compared to historical prices, as well as fairly stable from period to period. However, in an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, the Company has contracted in advance for the majority of its future expected natural gas requirements. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this item, gross profit margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue.

Additionally, in 2012, the Company expanded its resin coating operations and also began processing raw sand for use in resin coating operations. In 2013, the Company began selling raw frac sand. Resin coated sand and raw frac sand products sell at much lower prices and with lower gross profit margins than the Company’s ceramic proppant. While gross profit is generally not meaningfully impacted by the sale of these products, given the current sales volumes, the Company’s overall gross profit margin as a percent of revenues can be impacted as can the overall average selling price of all proppants sold.

In late June 2014, the Company completed the first production line at the new Millen, Georgia facility. Once this first production line reaches its stated capacity, the Company’s total annual ceramic capacity will be two billion pounds. In addition, construction continues on the second production line at Millen, as well as the retrofit of an existing plant to the new proppant technology, KRYPTOSPHERETM.

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

Results of Operations

Three Months Ended June 30, 2014

Revenues. Revenues of $176.6 million for the second quarter of 2014 increased 15% compared to $153.7 million for the same period in 2013. The increase is mainly attributed to an increase in proppant sales volumes, partially offset by a decrease in Falcon revenues and a 2% decrease in average ceramic proppant selling price. Worldwide proppant sales volumes in the second quarter of 2014 compared to the same period in 2013 were as follows.

	Three months ended
Proppant Sales Volumes	June 30,
(in million pounds)	2014	2013
Ceramic	454	378
Resin Coated Sand	43	68
Northern White Sand	271	11

Total	768	457

North American (defined as Canada and the U.S.) proppant sales volume increased 71% on higher sales of Northern White Sand and ceramic proppant. North American ceramic proppant sales volume increased 22%, partly as a result of weather issues in the first quarter of 2014 that pushed activity into the second quarter of 2014. International (excluding Canada) sales volume increased 51% primarily due to increased Northern White Sand sales volumes in Mexico and increased ceramic proppant sales volumes in Russia, partially offset by decreased ceramic proppant sales volumes in China.

Average selling prices per pound for proppants sold during the second quarter of 2014 were as follows: Ceramic $0.33; Resin Coated Sand $0.21; and Northern White Sand $0.03. Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.21 during the second quarter of 2014 compared to $0.30 for the same period in 2013. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Profit. Gross profit for the second quarter of 2014 was $53.6 million, or 30% of revenues, compared to $39.3 million, or 26% of revenues, for the second quarter of 2013. The increase in gross profit was primarily the result of higher ceramic proppant sales volumes, a change in ceramic sales mix to higher margin lightweight ceramic proppants, and improved margins on resin coated proppants as production volumes increased during 2013, and was partially offset by a decrease in Falcon gross profit. The increase in sales volumes for Northern White Sand did not materially impact gross profit.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-Up Costs. SG&A and other operating expenses totaled $18.7 million for the second quarter of 2014 compared to $15.5 million for the same period in 2013. As a percentage of revenues, SG&A and other operating expenses increased to 10.6% compared to 10.1% for the second quarter of 2013. The increase in SG&A expenses is primarily due to higher compensation costs and increased research and development activities. Start-up costs of $0.8 million related to the start-up of the first production line at the new manufacturing facility in Millen, Georgia.

Income Tax Expense. Income tax expense was $11.3 million, or 32.9% of pretax income, for the second quarter of 2014 compared to $7.8 million, or 32.3% of pretax income, for the same period last year. The $3.5 million increase is primarily due to higher pre-tax income.

Six Months Ended June 30, 2014

Revenues. Revenues of $325.1 million for the six months ended June 30, 2014 increased 8% compared to $301.4 million for the same period in 2013. The increase is mainly attributed to an increase in proppant sales volumes, partially offset by a decrease in Falcon revenues.

Worldwide proppant sales volumes for the six months ended June 30, 2014 compared to the same period in 2013 were as follows.

	Six months ended
Proppant Sales Volumes	June 30,
(in million pounds)	2014	2013
Ceramic	827	776
Resin Coated Sand	91	93
Northern White Sand	429	33

Total	1,347	902

North American (defined as Canada and the U.S.) proppant sales volume increased 56% due to higher sales of Northern White Sand and ceramic proppant. North American ceramic proppant sales volume increased 11%. International (excluding Canada) sales volume increased 14% primarily due to increased Northern White Sand sales volumes in Mexico, partially offset by decreased ceramic proppant sales volumes in China.

Average selling prices per pound for proppants sold during the six months ended June 30, 2014 were as follows: Ceramic $0.33; Resin Coated Sand $0.21; and Northern White Sand $0.03. Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.22 during the six months ended June 30, 2014 compared to $0.30 for the same period in 2013. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Profit. Gross profit for the six months ended June 30, 2014 was $98.0 million, or 30% of revenues, compared to $81.7 million, or 27% of revenues, for the same period in 2013. The increase in gross profit was primarily the result of a favorable change in ceramic sales mix to higher margin lightweight ceramic proppants, improved margins on resin coated sand proppants as production volumes increased in 2013, and higher ceramic proppant sales volumes, and was partially offset by a decrease in Falcon gross profit. The increase in sales volumes for Northern White Sand did not materially impact gross profit.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-up Costs. SG&A and other operating expenses totaled $35.7 million for the six months ended June 30, 2014 compared to $32.5 million for the same period in 2013. The increase of $3.2 million was driven by higher compensation costs and increased research and development activities during the second quarter of 2014. As a percentage of revenues, SG&A expenses increased to 11.0% for the six months ended June 30, 2014 compared to 10.8% for the same period in 2013. Start-up costs of $0.8 million related to the start-up of the new manufacturing facility in Millen, Georgia.

Income Tax Expense. Income tax expense was $20.4 million, or 33.0% of pretax income, for the six months ended June 30, 2014 compared to $15.7 million, or 31.7% of pretax income for the same period last year. The $4.7 million increase is primarily due to higher pre-tax income.

Outlook

The Company expects activity will continue to be variable and driven by exploration and production companies focusing on a balance between reducing well costs and investment returns through optimization of well completions. However, the Company anticipates demand for its production enhancement products and services to remain intact. Furthermore, as previously mentioned, the Company remains positive on industry activity and ceramic sales volumes for the balance of 2014. As a result of oil and natural gas well completion activity that was delayed in the first quarter of 2014, proppant sales volumes rose in the second quarter and the Company believes this will continue into the third quarter of 2014. The third quarter has recently been the most active quarter in the year for the industry. The Company believes its ceramic proppant sales volumes will approximate its quarterly productive capacity with the possibility of drawing down some finished goods inventories, which are at lower levels than last year. The Company also believes proppant pricing will remain relatively stable during the third quarter of 2014.

Construction on the first production line in Millen, Georgia was completed in the second quarter of 2014 and construction of the second production line remains on schedule with completion expected by the end of the second quarter of 2015. Once both lines are completed and operating at full capacity, the Company’s ceramic proppant manufacturing capacity will increase by 500 million pounds to a total of 2.25 billion pounds per year. Additionally, the retrofit of an existing manufacturing line continues with the Company’s KRYPTOSPHERETM proppant technology. Initial sales of KRYPTOSPHERE LD from this retrofit are presently expected by the end of the second quarter of 2015.

Distribution of proppant to the well site remains an important part of the CARBO service offering to its clients. A recent challenge the industry is facing is a tight supply of trucking services in certain areas to transport proppant to the well site. Given this industry issue, the Company may likely face increased transportation costs and delivery issues.

The Company continues to build inventories of KRYPTOSPHERE HD, the Company’s new ultra-conductive, ultra-high strength proppant for deep well applications. Completion activity in the Company’s target market for KRYPTOSPHERE HD, the Gulf of Mexico, continues to be delayed. While ultimately this is out of the Company’s control, the Company is optimistic that opportunities for lower tertiary completions in the Gulf of Mexico will increase in 2015.

Liquidity and Capital Resources

At June 30, 2014, the Company had cash and cash equivalents of $46.4 million compared to cash and cash equivalents of $94.3 million at December 31, 2013. During the six months ended June 30, 2014, the Company generated $57.5 million of cash from operating activities. Uses of cash included $85.5 million for capital expenditures, $13.9 million for the payment of cash dividends and $5.8 million for repurchases of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On July 22, 2014, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on August 1, 2014. This dividend is payable on August 15, 2014. The Company estimates its total capital expenditures for the remainder of 2014 will be between $95.0 million and $105.0 million. Capital expenditures for the remainder of 2014 are expected to include costs associated with the construction of the new manufacturing facility in Millen, Georgia, retrofitting an existing plant with the new proppant technology, expansion of the Company’s distribution infrastructure, as well as various other projects and additions.

The Company maintains a $50 million unsecured line of credit with a bank that matures in July 2018. As of June 30, 2014, there was no outstanding debt under the credit agreement. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of June 30, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $75.9 million and the Company has recorded a cumulative foreign currency translation loss of $4.6 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2014.

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

As of June 30, 2014, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, those controls.

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

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: July 31, 2014

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.