Form 10-Q
period 2014-09-30
CARBO CERAMICS INC
filed 2014-11-04
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 30, 2014, 23,093,276 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$30,104	$94,250
Trade accounts and other receivables, net	112,825	125,179
Inventories:
Finished goods	107,009	87,218
Raw materials and supplies	35,706	47,042

Total inventories	142,715	134,260
Prepaid expenses and other current assets	7,066	5,442
Prepaid income taxes	5,299	1,888
Deferred income taxes	12,756	10,363

Total current assets	310,765	371,382
Property, plant and equipment:
Land and land improvements	36,711	31,163
Land-use and mineral rights	21,110	12,751
Buildings	77,082	72,702
Machinery and equipment	642,364	535,529
Construction in progress	103,028	109,735

Total	880,295	761,880
Less accumulated depreciation and amortization	313,197	283,345

Net property, plant and equipment	567,098	478,535
Goodwill	12,164	12,164
Intangible and other assets, net	19,490	16,870

Total assets	$909,517	$878,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,776	$24,570
Accrued payroll and benefits	11,373	13,650
Dividends payable	7,621	—
Other accrued expenses	19,227	18,468

Total current liabilities	68,997	56,688
Deferred income taxes	56,132	53,676
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,094,721 and 23,080,632 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	231	231
Additional paid-in capital	57,684	56,782
Retained earnings	739,185	714,835
Accumulated other comprehensive loss	(12,712)	(3,261)

Total shareholders’ equity	784,388	768,587

Total liabilities and shareholders’ equity	$909,517	$878,951

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$155,402	$201,477	$480,527	$502,879
Cost of sales	113,252	138,718	340,365	358,402

Gross profit	42,150	62,759	140,162	144,477
Selling, general and administrative expenses	18,087	18,578	53,960	51,069
Start-up costs	—	—	811	—
Loss (gain) on disposal or impairment of assets	5,055	(16)	4,864	(56)

Operating profit	19,008	44,197	80,527	93,464
Other income, net	48	202	342	527

Income before income taxes	19,056	44,399	80,869	93,991
Income taxes	5,312	14,251	25,680	29,960

Net income	$13,744	$30,148	$55,189	$64,031

Earnings per share:
Basic	$0.60	$1.31	$2.39	$2.77

Diluted	$0.60	$1.31	$2.39	$2.77

Other information:
Dividends declared per common share (See Note 4)	$0.66	$0.60	$1.26	$1.14

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$13,744	$30,148	$55,189	$64,031
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,680)	1,016	(7,695)	(1,712)
Deferred income tax (expense) benefit	(2,461)	(356)	(1,756)	599

Other comprehensive (loss) income, net of tax	(8,141)	660	(9,451)	(1,113)

Comprehensive income	$5,603	$30,808	$45,738	$62,918

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating activities
Net income	$55,189	$64,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,059	35,146
Provision for doubtful accounts	395	28
Deferred income taxes	(1,673)	3,865
Excess tax benefits from stock based compensation	(372)	(67)
Lower of cost or market inventory adjustment	2,798	—
Loss (gain) on disposal or impairment of assets	4,864	(56)
Foreign currency transaction loss, net	82	2
Stock compensation expense	5,887	4,519
Changes in operating assets and liabilities:
Trade accounts and other receivables	11,358	(52,708)
Inventories	(21,020)	10,901
Prepaid expenses and other current assets	(1,746)	(3,772)
Long-term prepaid expenses	157	1,973
Accounts payable	8,501	2,460
Accrued expenses	(1,572)	3,730
Accrued income taxes, net	(3,123)	1,185

Net cash provided by operating activities	96,784	71,237
Investing activities
Capital expenditures	(131,232)	(61,186)

Net cash used in investing activities	(131,232)	(61,186)
Financing activities
Dividends paid	(21,500)	(19,427)
Purchase of common stock	(6,892)	(6,821)
Excess tax benefits from stock based compensation	372	67

Net cash used in financing activities	(28,020)	(26,181)
Effect of exchange rate changes on cash	(1,678)	(748)

Net decrease in cash and cash equivalents	(64,146)	(16,878)
Cash and cash equivalents at beginning of period	94,250	90,635

Cash and cash equivalents at end of period	$30,104	$73,757

Supplemental cash flow information
Interest paid	$20	$3

Income taxes paid	$30,476	$24,909

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

Disposal or Impairment of Assets and Lower of Cost or Market Inventory Adjustment

During the three month period ended September 30, 2014, market conditions changed with regard to demand for certain products offered by the Company. The Company evaluated its operations and reviewed the carrying values of related long-lived assets and inventories and concluded that certain assets had been impacted by the change in market conditions. The Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. These assets were classified as available for sale, and with certain other unrelated long-lived assets, the Company recognized a $4,955 loss in adjusting the carrying value to $1,638, which represented the fair value less cost to sell at September 30, 2014. Additionally, due to increasing competition in the China proppant market, the Company evaluated the carrying values of its inventories in China and concluded that current market prices were below carrying costs. Consequently, the Company recognized a $2,798 loss in cost of sales to adjust finished goods and raw materials carrying values to the lower market prices.

U.S. GAAP establishes a fair value hierarchy that has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying value of related long-lived assets were adjusted to fair value less cost to sell based on estimates for similar used equipment, which are Level 3 inputs.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$13,744	$30,148	$55,189	$64,031
Effect of reallocating undistributed earnings of participating securities	(90)	(183)	(379)	(410)

Net income available under the two-class method	$13,654	$29,965	$54,810	$63,621

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,944,840	22,940,794	22,946,956	22,961,251
Effect of dilutive potential common shares	—	—	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares	22,944,840	22,940,794	22,946,956	22,961,251

Basic earnings per share	$0.60	$1.31	$2.39	$2.77

Diluted earnings per share	$0.60	$1.31	$2.39	$2.77

3.	Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. During the nine months ended September 30, 2014, the Company repurchased and retired 47,424 shares at an aggregate purchase price of $5,175. As of September 30, 2014, the Company had repurchased and retired 2,000,000 shares at an aggregate purchase price of $89,309.

4.	Dividends Paid

On July 22, 2014, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on August 1, 2014. The dividend was paid on August 15, 2014. On September 23, 2014, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on November 3, 2014. This dividend is payable on November 17, 2014 and is presented in Current Liabilities at September 30, 2014.

5.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of September 30, 2014, 742,534 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the Company’s 2009 Omnibus Incentive Plan has expired, unvested shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the nine months ended September 30, 2014 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	136,195	$90.50
Granted	76,085	$111.99
Vested	(53,152)	$97.08
Forfeited	(4,747)	$100.99

Nonvested at September 30, 2014	154,381	$98.50

As of September 30, 2014, there was $9,067 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2014 was $5,160.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of September 30, 2014, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 9,397 have vested and 1,570 have been forfeited, with a total value of $427, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

6.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On October 31, 2014 the Company entered into a third amendment to this credit agreement that (i) extends the maturity date of the credit agreement from July 25, 2018 to October 31, 2019 and (ii) increases the size of the revolving credit facility from $50,000 to $100,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at an annual rate between 0.375% and 0.50% of the unused line of credit.

7.	Foreign Currencies

As of September 30, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $68,086 and the Company has recorded a cumulative foreign currency translation loss of $12,712, net of deferred income tax benefit. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the three and nine month periods ended September 30, 2014.

8.	New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”) which provides guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective for the interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or related footnote disclosures.

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

10.	Subsequent Events

Subsequent to September 30, 2014, the Company drew down $10,000 on its existing revolving credit facility to support internal growth and expansion along with other commitments. As of November 4, 2014, the balance outstanding on the Company’s revolving credit facility was $10,000.

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

During 2012, the Company experienced lower pricing for its proppant products due to market conditions resulting from a decline in North American activity in the natural gas industry caused by a drop in natural gas prices and an over-supply of imported ceramic proppant. The lingering effects of the conditions driving these pricing pressures have continued into 2014.

As a result of the decline in North American activity in natural gas basins experienced in 2012, the oil and natural gas industry experienced an increased amount of activity in infrastructure-limited, liquids-rich basins, which introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs for the Company. As a result, the Company has invested in strategic projects to enhance its distribution network in order to meet the present and future demands of its clients. The Company believes these investments should help address the quarterly fluctuations in industry activity and the increased amount of proppant being used per well. These enhancements are important as the tight supply of available trucks in certain areas creates additional challenges with transporting proppants to the well site throughout the industry.

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

In late June 2014, the Company completed the first production line at the new Millen, Georgia facility. Once this first production line reaches its stated capacity, the Company’s total annual ceramic capacity will be two billion pounds. Construction on Millen Line 2 is proceeding, and the Company will continue to monitor market conditions with respect to the completion date. In addition, the retrofit of an existing plant to produce 250 million pounds of KRYPTOSPHERE LD annually is still on schedule for completion by the end of the second quarter of 2015.

In addition, during the third quarter of 2014, a growing number of E&P operators experimented with the use of raw frac sand, and some clients’ pad well completions were delayed. These events, along with an oversupplied ceramic proppant market, drove both domestic and international competitors to lower prices.

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

Results of Operations

Three Months Ended September 30, 2014

Revenues. Revenues of $155.4 million for the third quarter of 2014 decreased 23% compared to $201.5 million for the same period in 2013. The decrease was mainly attributed to a decrease in ceramic proppant sales volumes, partially offset by an increase in Northern White Sand sales volumes. The decline in ceramic sales volume was largely attributed to a growing number of E&P operators experimenting with the use of raw frac sand and delays in some well completions during the third quarter of 2014. Worldwide proppant sales volumes in the third quarter of 2014 compared to the same period in 2013 were as follows.

	Three months ended
Proppant Sales Volumes	September 30,
(in million pounds)	2014	2013
Ceramic	382	534
Resin Coated Sand	36	59
Northern White Sand	289	16

Total	707	609

North American (defined as Canada and the U.S.) proppant sales volume increased 18% on higher sales of Northern White Sand. North American ceramic proppant sales volume decreased 32%, partly as a result of some customers experimenting with more sand proppant and delays in some well completions during the third quarter of 2014. International (excluding Canada) sales volumes were flat.

Average selling prices per pound for proppants sold during the third quarter of 2014 were as follows: Ceramic $0.33; Resin Coated Sand $0.24; and Northern White Sand $0.03. Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.20 during the third quarter of 2014 compared to $0.31 for the same period in 2013. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Profit. Gross profit for the third quarter of 2014 was $42.2 million, or 27% of revenues, compared to $62.8 million, or 31% of revenues, for the same period in 2013. The decrease in gross profit was primarily the result of lower ceramic proppant sales volumes. In addition, due to increasing competition in the China proppant market, the Company recorded a $2.8 million loss to adjust finished goods and raw materials carrying values to their lower market prices. The increase in sales volumes for Northern White Sand did not materially impact gross profit.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $18.1 million for the third quarter of 2014 compared to $18.6 million for the same period in 2013. As a percentage of revenues, SG&A expenses increased to 11.6% compared to 9.2% for the same period in 2013, primarily due to the decline in revenues. Loss on disposal or impairment of assets of $5.1 million in 2014 consisted primarily of an impairment of long-lived assets. The Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. These assets were classified as available for sale, and with certain other unrelated long-lived assets, the Company recognized a loss in adjusting the carrying value to net realizable value.

Income Tax Expense. Income tax expense was $5.3 million, or 27.9% of pretax income, for the third quarter of 2014 compared to $14.3 million, or 32.1% of pretax income, for the same period in 2013. The $8.9 million decrease was primarily due to lower pre-tax income and a lower effective tax rate primarily associated with the final preparation and filing of the Company’s prior year income tax returns.

Nine Months Ended September 30, 2014

Revenues. Revenues of $480.5 million for the nine months ended September 30, 2014 decreased 4% compared to $502.9 million for the same period in 2013. The decrease was mainly attributed to a decrease in ceramic proppant sales volumes, principally during the third quarter of 2014, and a decrease in Falcon revenues, partially offset by an increase in Northern White Sand sales volumes.

Worldwide proppant sales volumes for the nine months ended September 30, 2014 compared to the same period in 2013 were as follows.

	Nine months ended
Proppant Sales Volumes	September 30,
(in million pounds)	2014	2013
Ceramic	1,209	1,309
Resin Coated Sand	127	153
Northern White Sand	718	48

Total	2,054	1,510

North American (defined as Canada and the U.S.) proppant sales volume increased 40% due to higher sales of Northern White Sand. North American ceramic proppant sales volume decreased 7%. International (excluding Canada) sales volume increased 9% primarily due to increased Northern White Sand sales volumes in Mexico, partially offset by decreased ceramic proppant sales volumes in China.

Average selling prices per pound for proppants sold during the nine months ended September 30, 2014 were as follows: Ceramic $0.33; Resin Coated Sand $0.22; and Northern White Sand $0.03. Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.22 during the nine months ended September 30, 2014 compared to $0.30 for the same period in 2013. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Profit. Gross profit for the nine months ended September 30, 2014 was $140.2 million, or 29% of revenues, compared to $144.5 million, or 29% of revenues, for the same period in 2013. The decrease in gross profit was primarily the result of lower ceramic proppant sales volumes and a decrease in Falcon gross profit, partially offset by a favorable change in ceramic sales mix to higher margin lightweight ceramic proppants and improved margins on resin coated sand proppants. In addition, due to increasing competition in the China proppant market, during the third quarter of 2014, the Company recorded a $2.8 million loss to adjust finished goods and raw materials carrying values to their lower market prices. The increase in sales volumes for Northern White Sand did not materially impact gross profit.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-up Costs. SG&A expenses totaled $54.0 million for the nine months ended September 30, 2014 compared to $51.1 million for the same period in 2013. The increase of $2.9 million was driven by higher compensation costs and increased research and development activities. As a percentage of revenues, SG&A expenses increased to 11.2% for the nine months ended September 30, 2014 compared to 10.2% for the same period in 2013. Start-up costs of $0.8 million related to the start-up of the new manufacturing facility in Millen, Georgia. Loss on disposal or impairment of assets of $4.9 million in 2014 consisted primarily of an impairment of long-lived assets. The Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. These assets were classified as available for sale, and with certain other unrelated long-lived assets, the Company recognized a loss in adjusting the carrying value to net realizable value.

Income Tax Expense. Income tax expense was $25.7 million, or 31.8% of pretax income, for the nine months ended September 30, 2014 compared to $30.0 million, or 31.9% of pretax income for the same period in 2013. The $4.3 million decrease was primarily due to lower pre-tax income.

Outlook

Experimentation with the use of more sand, higher ceramic proppant imports, and increased domestic ceramic proppant capacity all pose challenges for the ceramic proppant market in the near-term. However, the physics and chemistry of today’s reservoirs have not changed, and continued education needs to occur in the industry on the benefits of using a high-quality, high-conductivity ceramic to drive increased production and EUR. Ultimately, a balance needs to be struck between contact area (by using large amounts of proppant) and conductivity (by using a high-quality, high-conductivity ceramic proppant) to achieve an optimized completion.

Ceramic proppant volumes for the fourth quarter have the potential to be higher than the third quarter of 2014, subject to seasonality. The fourth quarter is a historically seasonal time of the year where weather and holidays negatively impact industry activity. Also, given current market conditions and the possible impact lower oil and gas prices could have on the Company’s E&P clients’ financial condition, the Company will likely see lower pricing for its ceramic proppant.

In the long-term, the Company is focused on maintaining a strong position in the ceramic proppant market, and expects new technology to drive more business. Bringing technology to the market, which increases the recoverable reserves of the Company’s clients’ wells, will play a significant role in the Company maintaining its position as a leader in production enhancement.

KRYPTOSPHERE HD, a high-performance ceramic proppant engineered to deliver exceptional conductivity and durability in the highest closure stress wells, is slated to be pumped in its first well during the fourth quarter of 2014. Additionally, there is the potential for more Gulf of Mexico operators to utilize KRYPTOSPHERE HD in 2015 as more wells will be ready for completion.

The retrofit of an existing plant to produce 250 million pounds of KRYPTOSPHERE LD annually is still on schedule for completion by the end of the second quarter of 2015. KRYPTOSPHERE is a key technology that will continue to set the Company apart from its competitors in the ceramic proppant industry.

The Company continues to be excited about its production assurance technology platform products it is developing. Initial test wells utilizing SCALEGUARD, a ceramic proppant infused with scale-inhibiting chemicals, have been very positive. As a result, the Company expects SCALEGUARD sales to increase over the coming quarters.

Through investments in its distribution and logistics network over the last several quarters, the Company has enhanced its facilities and increased its storage capacity. We believe this will help differentiate the Company’s ceramic proppant business, as it is now better positioned to deal with logistical challenges in the industry.

It is a priority to clearly show the value-add of the Company’s ceramic proppant over lower-conductivity proppant. While experimentation occurs frequently in the oil and gas industry, the Company will use production studies to continue to show the benefits of optimizing conductivity in today’s reservoirs to increase production and EURs.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash and cash equivalents of $30.1 million compared to cash and cash equivalents of $94.3 million at December 31, 2013. During the nine months ended September 30, 2014, the Company generated $96.8 million of cash from operating activities. Uses of cash included $131.2 million for capital expenditures, $21.5 million for the payment of cash dividends and $6.9 million for repurchases of the Company’s common stock.

Subject to the Company’s financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On September 23, 2014, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on November 3, 2014. This dividend is payable on November 17, 2014. The Company estimates its total capital expenditures for the remainder of 2014 will be between $50.0 million and $60.0 million. Capital expenditures for the remainder of 2014 are expected to include costs associated with the construction of the new manufacturing facility in Millen, Georgia, retrofitting an existing plant with the new proppant technology, expansion of the Company’s distribution infrastructure, as well as various other projects and additions.

The Company maintains an unsecured line of credit with a bank. On October 31, 2014, this line of credit was increased from $50.0 million to $100.0 million, and the expiration date of the facility was extended to October 31, 2019. As of September 30, 2014, there was no outstanding debt under the credit agreement. As of November 4, 2014, the Company’s outstanding debt under the credit agreement was $10.0 million. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. The Company also believes that it could acquire additional debt financing, if needed. Based on these assumptions, the Company believes that its fixed costs could be met even with a moderate decrease in demand for the Company’s products.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2014.

Forward-Looking Information

The statements in this Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Among these factors are:

•	changes in overall economic conditions,

•	changes in the cost of raw materials and natural gas used in manufacturing our products,

•	ability to manage distribution costs effectively,

•	changes in demand and prices charged for our products,

•	changes in the demand for, or price of, oil and natural gas,

•	risks of increased competition,

•	technological, manufacturing and product development risks,

•	loss of key customers and end users,

•	changes in foreign and domestic government regulations, including environmental restrictions on operations and regulation of hydraulic fracturing,

•	changes in foreign and domestic political and legislative risks,

•	the risks of war and international and domestic terrorism,

•	risks associated with foreign operations and foreign currency exchange rates and controls, and

•	weather-related risks and other risks and uncertainties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of September 30, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $68.1 million and the Company has recorded a cumulative foreign currency translation loss of $12.7 million, net of deferred income tax benefit. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2014.

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

As of September 30, 2014, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2013 except as follows. The risk factor below updates the respective risk factor previously disclosed in our 2013 Annual Report on Form 10-K:

We rely upon, and receive a significant percentage of our revenues from, a limited number of key customers and end users.

During 2013, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry. Two of these customers accounted collectively for approximately 48% of our 2013 revenues. However, the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells. During 2014, a majority of our ceramic proppant sales have been directed to a concentrated number of end users. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, pricing, availability and delivery performance. While we believe our relations with our customers and our end users are satisfactory, a material decline in the level of sales to any one of our major customers or loss of a key end user due to unsatisfactory product performance, pricing, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company’s repurchases of Common Stock during the quarter ended September 30, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
07/01/14 to 07/31/14	—	—	—	10,455
08/01/14 to 08/31/14	10,455	$106.45	10,455	0
09/01/14 to 09/30/14	—	—	—	0

Total	10,455		10,455

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURE

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

On October 31, 2014, the Company entered into a third amendment (“Amendment No. 3”) to its Credit Agreement, dated January 29, 2010 (as so amended, the “Credit Agreement”), with Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the financial institutions party thereto.

In summary, Amendment No. 3 (i) extends the maturity date of the Credit Agreement from July 25, 2018 to October 31, 2019 and (ii) increases the size of the Company’s revolving credit facility from $50 million to $100 million.

The foregoing description of Amendment No. 3 is a summary and is qualified in its entirety by reference to Amendment No. 3, a copy of which is filed as an exhibit to this report.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Amendment No. 3 to Credit Agreement, dated as of October 31, 2014, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: November 4, 2014

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 3 to Credit Agreement, dated as of October 31, 2014, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.