Form 10-K
period 2014-12-31
CARBO CERAMICS INC
filed 2015-02-26
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2014, as reported on the New York Stock Exchange, was approximately $3,042,021,331. Shares of Common Stock held by each director and executive officer and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2015, the Registrant had 23,276,180 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held May 19, 2015, are incorporated by reference in Part III.

PART I

Item 1.	Business

General

CARBO Ceramics Inc. (the “Company” or “CARBO”) is an oilfield services technology company that generates revenue primarily through the sale of products and services to the oil and gas industry for production enhancement and environmental services.

Our production enhancement businesses promote increased Exploration and Production (“E&P) Operators’ production and Estimated Ultimate Recovery (“EUR”) by providing industry leading technology to Design, Build, and Optimize the FracTM. Our environmental services business is intended to protect E&P Operators’ assets, minimizes environmental risk, and lowers operating costs (LOE).

CARBO is the world’s largest supplier of ceramic proppant. The Company also sells sand and resin-coated sand. Originally, the Company participated in the sale of sand as a byproduct of its resin-coating operations. However, during 2014, the Company expanded its sand sales volumes and now sells sand independent of its resin-coating operations. The Company is the provider of the industry’s most popular fracture simulation software, and a provider of fracture design and consulting services, and a broad range of technologies for spill prevention, containment and countermeasures. The Company sells the majority of its products and services to operators of oil and natural gas wells and to oilfield service companies to help increase the production rates and the amount of oil and natural gas ultimately recoverable from these wells. The Company’s products and services are primarily used in the hydraulic fracturing of natural gas and oil wells. The Company was incorporated in 1987 in Delaware. As used herein, “Company”, “CARBO”, “we”, “our” and “us” may refer to the Company and/or its consolidated subsidiaries.

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

The Company primarily manufactures six distinct ceramic proppants. Our newest proppant, KRYPTOSPHERETM HD, is a high-performance ceramic proppant engineered to deliver increased conductivity and durability in the highest closure stress wells. Even in challenging, high-cost environments such as deep water wells, KRYPTOSPHERETM HD retains its integrity and enables greater ultimate recovery from the reservoir.

CARBOHSP® and CARBOPROP® are high strength proppants designed primarily for use in deep oil and gas wells.

CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® are low-density ceramic proppants. CARBOLITE® is used in medium depth oil and gas wells, where higher production rates can be achieved due to the product’s uniform size and spherical shape. CARBOECONOPROP® was introduced to provide a lower cost ceramic to compete more directly with resin-coated sand and sand proppant, and CARBOHYDROPROP® was introduced to improve performance in “slickwater” fracture treatments.

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

CARBO NORTHERN WHITE is a frac sand that is used by operators that still value quality, but do not wish to pay the higher costs associated with ceramic or resin-coated sand proppants.

In addition, the Company manufactures CARBONRT®, a detectable proppant that utilizes a non-radioactive tracer material to assist operators in determining the locations of fractures in a natural gas or oil well. This tracer is added to the proppant granules during the manufacturing process, and can be added to most of the types of proppant that the Company sells.

In 2014, the Company also began sales of SCALEGUARD, a porous ceramic proppant that is infused with scale-inhibiting chemicals and placed throughout the fracture as part of the hydraulic fracturing process. The infused scale inhibitor in SCALEGUARD is designed to be released into the fracture only on contact with water and thereby reduce or eliminate expensive remedial maintenance programs.

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

StrataGen, the specialized consulting team, consults and works with operators around the world to help optimize well placement, fracture treatment design and production enhancement. The broad range of expertise of the StrataGen consultants includes: fracture treatment design; completion support; on-site treatment supervision, quality control; post-treatment evaluation and optimization; reservoir and fracture studies; rock mechanics and software application and training.

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

During the year ended December 31, 2014, the Company generated approximately 76% of its revenues in the United States and 24% in international markets.

Competition

As the demand for resin-coated and ceramic proppant was amplified by the large resource plays, the number of domestic and international competitors in the marketplace has increased. One of the Company’s worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”). Saint-Gobain is a division of Compagnie de

Saint-Gobain, a large French glass and materials company. Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with some of the Company’s products. Saint-Gobain’s primary manufacturing facility is located in Fort Smith, Arkansas; and Bauxite, Arkansas. Saint-Gobain also manufactures ceramic proppant in China. Mineracao Curimbaba (“Curimbaba”), based in Brazil, is also a competitor and manufactures ceramic proppants that it markets in competition with some of the Company’s products. Imerys, S.A., a competitor based in France (“Imeyrs”), has begun to manufacture ceramic proppant in Andersonville, Georgia, and during 2013 acquired Wrens, Georgia-based ceramic proppant manufacturer Pyramax, LLC.

There are two major manufacturers of ceramic proppant in Russia. Borovichi Refractory Plant (“Borovichi”) located in Borovichi, Russia, and FORES Refractory Plant (“FORES”) located in Ekaterinburg, Russia. Although the Company has limited information about Borovichi and FORES, the Company believes that Borovichi primarily manufactures intermediate-density ceramic proppants and markets its products principally within Russia, and that FORES manufactures intermediate-density and low-density ceramic proppant lines and markets its products both inside and outside of Russia. The Company further believes that these companies have added manufacturing capacity in recent years and now provide a majority of the ceramic proppant used in Russia. The Company is also aware of an increasing number of manufacturers in China. Most of these companies produce intermediate-density ceramic proppants that are marketed both inside and outside of China. Chinese proppant imports into the United States increased beginning in 2010 and 2011, which contributed to an over-supply of ceramic proppant in 2012, 2013 and 2014.

Competition for CARBOHSP® and CARBOPROP® principally includes ceramic proppant manufactured by Saint-Gobain, Curimbaba and various producers located in China. The Company’s CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP® products compete primarily with ceramic proppant produced by Saint-Gobain, Curimbaba and Imerys and with sand-based proppant for use in the hydraulic fracturing of medium depth natural gas and oil wells. At this time, there is not a comparable competitor’s product to the Company’s KRYPTOSPHERE HD.

The leading suppliers of mined sand are Unimin Corp., U.S. Silica Company, Fairmount Minerals Limited, Inc., Hi-Crush Partners LP, and Badger Mining Corp. The leading suppliers of resin-coated sand are Hexion (formerly known as Momentive Specialty Chemicals) and Santrol, a subsidiary of Fairmount Minerals.

The Company believes that some of the significant factors that influence a customer’s decision to purchase the Company’s ceramic proppant are (i) price/performance ratio, (ii) on-time delivery performance, (iii) technical support and (iv) proppant availability. The Company believes that its products are competitively priced and that its delivery performance is good. The Company also believes that its superior technical support has enabled it to persuade customers to use ceramic proppant in an increasingly broad range of applications and thus increased the overall market for the Company’s products. Over the past five years, the Company has increased its manufacturing and resin-coating capacity by 86% and plans to continue its strategy of adding capacity, as needed and as market conditions warrant, to meet anticipated future increases in sales demand.

Product Development

The Company continually conducts testing and development activities with respect to alternative raw materials to be used in the Company’s existing and alternative production methods. During 2013, the Company introduced a new ceramic proppant, KRYPTOSPHERETM HD, with increased strength and conductivity when compared to its traditional products. This new product is intended for use in ultra-high stress wells. The next phase for KRYPTOSPHERETM is applying this technology to the Company’s existing manufacturing footprint. Currently, the Company is retrofitting an existing plant with KRYPTOSPHERETM technology. For information regarding the Company’s research and development expenditures, see Note 1 to the “Notes to Consolidated Financial Statements.”

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

Customers and Marketing

The Company’s largest customers are participants in the petroleum pressure pumping industry. Specifically, Halliburton Energy Services, Inc. and Schlumberger Limited each accounted for more than 10% of the Company’s 2014 and 2013 revenues. However, the end users of the Company’s products are the operators of natural gas and oil wells that hire the pressure pumping service companies to hydraulically fracture wells. The Company works both with the pressure pumping service companies and with the operators of natural gas and oil wells to present the technical and economic advantages of using ceramic proppant. The Company generally supplies its customers with products on a just-in-time basis, as specified in individual purchase orders. Continuing sales of product depend on the Company’s direct customers and the well operators being satisfied with product quality, availability and delivery performance. In addition, continuing sales of product depend on a favorable level of activity in the natural gas and oil industries. The Company provides its software simulation products and consulting services directly to owners and/or operators of oil and gas wells and service companies.

The Company recognizes the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time. The Company has a broad technical sales force to advise end users on the benefits of using ceramic proppant and performing fracture simulation and consultation services.

Although the Company’s initial products were originally intended for use in deep, high-stress wells that require high-strength proppant, the Company believes that there is economic benefit to well operators of using ceramic proppant in shallower, lower-stress wells. The Company believes that its new product introductions and education-based technical marketing efforts have allowed it to expand sales in recent years and will continue to do so in the future.

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

The Company’s international marketing efforts are conducted primarily through its sales offices in Dubai, United Arab Emirates; Alberta, Canada; Beijing, China; and Moscow, Russia, and through commissioned sales agents located in South America. The Company’s products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers. Sales outside the United States accounted for 24%, 21% and 23% of the Company’s sales for 2014, 2013 and 2012, respectively. The distribution of the Company’s international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the years ended December 31,
	2014	2013	2012
	($ in millions)
Location
United States	$491.0	$529.6	$500.1
International	157.3	137.8	145.4

Total	$648.3	$667.4	$645.5

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

During 2010, the Company began production from a resin-coating plant that was built within the existing manufacturing infrastructure of its New Iberia, Louisiana facility. The resin-coating plant is utilized to coat both ceramic proppant manufactured at other Company locations and raw frac sand. A second resin-coating production line at the facility was completed in 2012. The facility also functions as a distribution center. During 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin. This facility currently supplies raw frac sand to the proppant market. During 2014, the Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin.

During 2014, the Company completed construction of the first 250 million pound ceramic proppant production line in Millen, Georgia and the plant commenced operations. In addition, the Company began the construction on a second 250 million pound production line in Millen. However, due to current market conditions, the construction and completion of this second line has been temporarily suspended.

The following table sets forth the current stated capacity of each of the Company’s existing manufacturing and resin-coating facilities:

Location	Annual Capacity
	(millions of pounds)
Eufaula, Alabama	275
McIntyre, Georgia	275
Toomsboro, Georgia	1,000
Millen, Georgia	250
Luoyang, China	100	*
Kopeysk, Russia	100

Total manufacturing capacity	2,000
New Iberia, Louisiana – resin-coating	400	**

Total current capacity	2,400

*	Given current business conditions, the Company expects to idle its plant in China during the first quarter of 2015.

**	Processing activities at the New Iberia facility involve resin-coating of previously manufactured ceramic proppant substrate and raw frac sand. During 2013, the Company began manufacturing KRYPTOSPHERETM HD at its New Iberia facility.

Once the second line at the Millen, Georgia facility has been completed, the Company’s ceramic manufacturing capacity will total 2.25 billion pounds. The construction of additional manufacturing capacity beyond these new facilities will be dependent on the expected future demand for the Company’s products, access to needed capital and the ability to obtain necessary environmental permits.

Long-Lived Assets By Geographic Area

Long-lived assets, consisting of net property, plant and equipment, goodwill, intangibles, and other long-term assets as of December 31 in the United States and other countries are as follows:

	2014	2013	2012
	($ in millions)
Long-lived assets:
United States	$578.5	$472.1	$422.3
International (primarily China and Russia)	18.1	35.5	36.7

Total	$596.6	$507.6	$459.0

Distribution

The Company maintains finished goods inventories at each of its manufacturing facilities and at remote stocking facilities. The North American remote stocking facilities consist of bulk storage silos with truck trailer loading facilities, as well as rail yards for direct transloading from rail car to tank trucks. International remote stocking sites are duty-free warehouses operated by independent owners. North American sites are typically supplied by rail, and international sites are typically supplied by container ship. In total, the Company leases approximately 1,950 rail cars for use in the distribution of its products and is under contract to add approximately 200 more railcars by the end of 2015. The price of the Company’s products sold for delivery in the lower 48 United States and Canada typically includes just-in-time delivery of proppant to the operator’s well site, which eliminates the need for customers to maintain an inventory of ceramic proppant. The Company expands its distribution network as needed, including rail car additions as well as increasing finished goods storage capacity at stocking locations. During the fourth quarter of 2012, the Company completed an expansion of its distribution facility in South Texas. Additionally, the Company is rationalizing its rail fleet to reduce reliance on the fleet as a form of storage, and expects to sublease or otherwise transfer railcars during 2015 to avoid the expansion of its fleet.

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

For the production of CARBOHSP® and CARBOPROP® in the United States the Company uses bauxite, and has historically purchased its annual requirements at the seller’s current prices. The Company believes that its ability to purchase bauxite on the open market and current bauxite inventories will sufficiently provide for its bauxite needs in the United States during 2015.

The Company’s Eufaula, McIntyre, Toomsboro and Millen facilities primarily use locally mined kaolin for the production of CARBOLITE®, CARBOECONOPROP® and CARBOHYDROPROP®. The Company has entered into bi-lateral contracts that require a supplier to sell to the Company, and the Company to purchase from the supplier, at least fifty percent of the Eufaula facility’s and Millen facility’s annual kaolin requirements. The Eufaula contract runs through 2017, with options to extend this agreement for additional three year terms. The Millen contract, which commenced in July 2014, has an initial term of five years with options to extend the agreement for an additional five years. The Company has obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a twelve year supply of kaolin for its Georgia facilities based on full capacity production rates. The Company has entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment. The agreement requires the Company to utilize the third party to mine and transport a majority of the McIntyre and Toomsboro facility’s annual kaolin requirement. Overall, the Company estimates that its fee simple and leasehold mineral rights in the states of Alabama and Georgia contain approximately 19.1 million tons of kaolin suitable for use in production of the Company’s kaolin-based proppants.

The Company’s production facility in Luoyang, China, uses both kaolin and bauxite for the production of CARBOPROP® and CARBOLITE®. Certain of these materials are purchased under a short-term contract that stipulates fixed prices.

The Company’s production facility in Kopeysk, Russia currently uses bauxite for the production of CARBOPROP®. Bauxite is purchased under annual agreements that stipulate fixed prices for up to a specified quantity of material.

The Company continues to explore options for the purchase of high-quality raw materials for its sand business. In 2011, the Company secured a five-year contract with a supplier and consummated the purchase of two parcels of property containing sand reserves. During 2012, the Company began to utilize its own CARBO Northern White sand in its sand processing facility in Marshfield, Wisconsin, which supplies the Company’s resin-coating facility in New Iberia, Louisiana, as well as raw frac sand to the proppant market.

Ceramic Production Process

Ceramic proppants are made by grinding or dispersing ore to a fine powder, combining the powder into small pellets and firing the pellets in a rotary kiln. The Company uses three different methods to produce ceramic proppant.

The Company’s plants in McIntyre, Georgia; Kopeysk, Russia and Luoyang, China use a dry process, which utilizes clay, bauxite, bauxitic clay or kaolin. The raw material is ground, pelletized and screened. The manufacturing process is completed by firing the product in a rotary kiln.

The Company’s plants in Eufaula, Alabama, Toomsboro, Georgia, and Millen, Georgia, use a wet process, which starts with kaolin that is formed into slurry. The slurry is then pelletized in a dryer and the pellets are then fired in a rotary kiln.

The portion of the Company’s plant in New Iberia, Louisiana that manufactures ceramic proppant uses a new manufacturing process associated with the Company’s KRYPTOSPHERE product line. In addition, construction has begun to retrofit another of the Company’s plants with this new process.

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

During 2014, the Company obtained two U.S. patents relating to its KRYPTOSPHERE manufacturing process, and expects these patents to provide assistance in the future sales of this product line.

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

Falcon Technologies owns two U.S. patents, which expire in 2026 and 2027 and relate to construction of secondary containment areas. In addition, Falcon Technologies owns a U.S. patent which expires in 2031 and relates to the construction of a polyurea-coated tank base. Falcon Technologies also owns multiple U.S patent applications (together with a number of counterpart applications pending in foreign jurisdictions), each of which relates to tank bases or methods of constructing secondary containment areas.

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

Employees

As of December 31, 2014, the Company had 1,048 employees worldwide. In addition to the services of its employees, the Company employs the services of consultants as required. The Company’s employees are not represented by labor unions. There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays. The Company believes its relations with its employees are satisfactory.

Executive Officers of the Registrant

Gary A. Kolstad (age 56) was elected in June 2006, by the Company’s Board of Directors to serve as President and Chief Executive Officer and a Director of the Company. Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger. Mr. Kolstad became a Vice President of Schlumberger in 2001, where he last held the positions of Vice President, Oilfield Services – U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 43) joined the Company as a Vice President and Chief Financial Officer in January 2009. From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”). From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy. From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies. Mr. Bautista is a certified public accountant in the State of Texas.

Don P. Conkle (age 50) was appointed Vice President, Marketing and Sales in October 2012. Mr. Conkle previously held a variety of domestic and international managerial positions in engineering, marketing and sales, and technology development over a 26 year period with Schlumberger. He served in the positions of Vice President of Stimulation Services from 2007 until 2009, as GeoMarket Manager (Qatar & Yemen) from 2009 until 2011 and as Production Group Marketing and Technology Director from 2011 until he joined the Company.

Roger Riffey (age 56) joined the Company in July 2006 as Director of Logistics and Customer Service. He was appointed Plant Manager of the Toomsboro, Georgia, facility in July 2010, and was named Vice President, Manufacturing in May 2013. Previously, Mr. Riffey held positions with Rio Tinto Energy in Special Projects, U.S. Borax as Global Logistics Manager and Kerr-McGee Coal Corporation as Manager of Marketing.

R. Sean Elliott (age 40) joined the Company in November 2007 as General Counsel, and was appointed as Corporate Secretary and Chief Compliance Officer in January 2008 and as a Vice President of the Company in May 2011. Previously, Mr. Elliott served as legal counsel to Aviall, Inc. (an international aviation company) from 2004 to 2007, where he last held the positions of Assistant General Counsel and Assistant Secretary. From 1999 until 2004, Mr. Elliott practiced law with Haynes and Boone, LLP, a Dallas, Texas-based law firm.

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

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is closely related to the number of natural gas and oil wells completed in geologic formations where ceramic or resin-coated sand proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in natural gas and oil prices. In recent years, natural gas and oil prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas prices experienced a significant decline during 2012 and remained low throughout 2013 and 2014, which resulted in a decline in the United States drilling rig count. Further, the price of oil declined significantly during the second half of 2014, and currently remains low. This reduction in natural gas and oil prices has depressed the level of natural gas and oil exploration, development, production and well completions activity and resulting demand for our products. This decline has had an adverse impact on our results of operations and could have a material adverse effect on our financial condition if natural gas and oil prices and well completion activity do not improve.

Our business and financial performance could suffer if the levels of hydraulic fracturing decrease or cease as a result of the development of new processes, increased regulation or a decrease in horizontal drilling activity.

Substantially all of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing. In addition, demand for our proppants is substantially higher in the case of horizontally drilled wells, which allow for multiple hydraulic fractures within the same well bore but are more expensive to develop than vertically drilled wells. A reduction in horizontal drilling or the development of new processes for the completion of natural gas and oil wells leading to a reduction in, or discontinuation of the use of, hydraulic fracturing could cause a decline in demand for our products. Additionally, increased regulation or environmental restrictions on hydraulic fracturing or the materials used in this process could negatively affect our business by increasing the costs of compliance or resulting in operational delays, which could cause operators to abandon the process due to commercial impracticability. Moreover, future federal, state local or foreign laws or regulations could otherwise limit or ban hydraulic fracturing. Several states in which our customers operate have adopted, or are considering adopting, regulations that have imposed, or could impose, more stringent permitting, transparency, disposal and well construction requirements on hydraulic fracturing operations. Some states, such as New York, have banned the process of hydraulic fracturing altogether. Similar efforts have been proposed in other states. Any of these events could have a material adverse effect on our results of operations and financial condition.

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

The proppant market is highly competitive and no one supplier is dominant. We compete with other domestic and international suppliers of ceramic proppant, as well as with suppliers of sand for use as proppant, in the hydraulic fracturing of natural gas and oil wells. The expiration of key patents owned by the Company has resulted in additional competition in the market for ceramic proppant. Specifically, Chinese manufacturers now import ceramic proppant of varying quality into North America, which has led to an oversupply of product in the marketplace. While we believe our ceramic proppant can be differentiated from low quality imports, the oversupply in the marketplace had resulted in pricing and margin pressures. In 2014 and 2013, ceramic proppant imports from China decreased somewhat when compared to early 2012, but these imports were still present in the market. The entry of additional competitors into the market to supply ceramic proppant or a surge in the level of ceramic proppant imports into North America could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by decreased demand for our proppant or the development by our competitors of effective alternative proppants.

Ceramic proppant is a premium product capable of withstanding higher pressure and providing more highly conductive fractures than mined sand, which is the most commonly used proppant type. During the second half of 2014, we saw some E&P operators that have traditionally used ceramic proppant experiment with the use of mined sand in its place. Although we believe that the use of ceramic proppant or resin-coated sand generates higher production rates and more favorable production economics than mined sand, a significant shift in demand from ceramic proppant to resin-coated sand or mined sand could have a material adverse effect on our results of operations and financial condition. The development and use of effective alternative proppant could also cause a decline in demand for our products, and could have a material adverse effect on our results of operations and financial condition.

We rely upon, and receive a significant percentage of our revenues from, a limited number of key customers and end users.

During 2014, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry. Two of these customers accounted collectively for approximately 52% of our 2014 revenues. However, the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells. During 2014, a majority of our ceramic proppant sales were directed to a concentrated number of end users. We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders. Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, pricing, availability and delivery performance. While we believe our relations with our customers and our end users are satisfactory, a material decline in the level of sales to any one of our major customers or loss of a key end user due to unsatisfactory product performance, pricing, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

The operations of our customers, and thus the results of our operations, are subject to a number of operational risks, interruptions and seasonal trends.

As hydraulic fracturing jobs have increased in size and intensity, common issues such as weather, equipment delays or changes in the location and types of oil and natural gas plays can result in increased variability in proppant sales volumes. Our business operations and those of our customers involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. Our customers perform work that is subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties. We have not historically considered seasonality to be a significant risk, but with the increase in resource plays in the northern and eastern United States as well as our operations in Marshfield, Wisconsin, our results of operations are exposed to seasonal variations and inclement weather. Operations in certain regions involve more seasonal risk in the winter months, and work is hindered during other inclement weather events. This variability makes it more difficult to predict sales and can result in greater fluctuations to our quarterly financial results. These quarterly fluctuations could result in operating results that are below the expectations of public market analysts and investors, and therefore may adversely affect the market price for our common stock.

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

We will require a significant amount of cash to meet our needs, which depends on many factors beyond our control.

Our primary source of liquidity is cash on hand, cash flow from operations and borrowing capacity under our revolving credit facility, subject to certain limitations contained in the agreement for that facility. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under our credit facility and cash flow from other liquidity-generating transactions will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital, capital expenditures, debt service and other obligations and to comply with the financial covenants under our credit facility depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing oil and gas prices, economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Future financing transactions may further increase interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and make us more vulnerable to changes in operating performance or economic downturns generally. There can be no assurance that additional financing, if permitted under the terms of our credit facility, will be available on terms acceptable to us or at all. The inability to generate sufficient cash or obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.

A significant portion of our ceramic proppant is manufactured at one of our plants. All of our mined sand is processed at another plant. Any adverse developments at those plants could have a material adverse effect on our financial condition and results of operations.

Our Toomsboro, Georgia plant currently represents approximately 42% of our total annual capacity at our existing ceramic proppant manufacturing facilities. Our Marshfield, Wisconsin plant represents 100% of our annual mined sand processing capacity. Any adverse developments at these plants, including a material disruption in production, an inability to supply the plant with raw materials at a competitive cost, or adverse developments due to catastrophic events, could have a material adverse effect on our financial condition and results of operations.

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

The Company uses a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of its business. In some cases, we rely on trade secrets, trademarks or contractual restrictions to protect intellectual property rights that are not patented. The steps we take to protect the non-patented intellectual property may not be sufficient to protect it and any loss or diminishment of such intellectual property rights could negatively impact our competitive advantage. Additionally, our competitors could independently develop the same or similar technologies that are only protected by trade secret and thus do not prevent third parties from competing with us. Furthermore, even protected intellectual property rights can be infringed upon by third parties. Monitoring unauthorized use of Company intellectual property can be difficult and expensive, and adequate remedies may not be available.

Although the Company does not believe that it is infringing upon the intellectual property rights of others by using such proprietary information and technology, it is possible that such a claim might be asserted against the Company in the future. In the event any third party makes a claim against us for infringement of patents or other intellectual property rights of a third party, such claims, with or without merit, could be time-consuming and result in costly litigation. In addition, the Company could experience loss or cancellation of customer orders, experience product shipment delays, or be subject to significant liabilities to third parties. If our products or services were found to infringe on a third party’s proprietary rights, the Company could be required to enter into royalty or licensing agreements to continue selling its products or services. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all, which could seriously harm our business. Involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and expertise could have a material adverse effect on the Company’s business.

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

International revenues accounted for approximately 24%, 21% and 23% of our total revenues in 2014, 2013 and 2012, respectively. We may not succeed in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

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

In particular, we are subject to risks associated with our production facilities in Luoyang, China, and Kopeysk, Russia. For example, during 2014, we recognized an impairment in the value of our production facility in China. The legal systems in both China and Russia are still developing and are subject to change. Accordingly, our operations and orders for products in both countries could be adversely impacted by changes to or interpretation of each country’s law. Moreover, during 2014, some parts of our Russian operations were impacted by the imposition of trade sanctions enacted by the U.S. government in response to the ongoing conflict in The Ukraine. Further, if manufacturing in either region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

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

Some of the statements included or incorporated by reference in this Form 10-K are forward-looking statements. These forward-looking statements include statements relating to trends in the natural gas and oil industries, the demand for ceramic proppant and our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” sections of this Form 10-K. In addition, we have made and may continue to make forward-looking statements in other filings with the SEC, and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company or its officers. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Business–Forward-Looking Information.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company maintains its corporate headquarters in leased office space in Houston, Texas and also leases space for its technology center in Houston. The Company owns its manufacturing facilities, land and substantially all of the related production equipment in New Iberia, Louisiana, Eufaula, Alabama, and Kopeysk, Russia and leases its McIntyre, Toomsboro, and Millen, Georgia, facilities. The Company owns the buildings and production equipment at its facility in Luoyang, China, and has been granted use of the land on which the facility is located through 2051 under the terms of a land use agreement with the People’s Republic of China.

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

In November 2012, the Company entered into a lease for the land and improvements associated with the construction of a plant in Millen, Georgia. The lease term continues until the tenth anniversary of the completion of the last phase of the facility. Similar to lease terms of the two other Georgia facilities, the Millen lease requires the Company to be responsible for all costs (including construction costs) incurred in connection with the premises. Moreover, title to the real property, plant and equipment of the facility is to be conveyed to the Company at the end of the lease term for nominal consideration, and may be purchased by the Company at any time for a nominal price. The Company completed construction and commenced operations of the first 250 million pound ceramic production line in Millen during 2014. In addition, the Company began the construction on a second 250 million pound production line in Millen. However, due to current market conditions, the construction and completion of this second line has been temporarily suspended.

The Marshfield, Wisconsin sand processing plant, which became operational during 2012, is located on land owned by the Company. The Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times.

The Company owns or otherwise utilizes distribution facilities in multiple locations around the world. See “Item 1. Business – Distribution.”

The Company owns approximately 4,235 acres of land and leasehold interests near its plants in Georgia and Alabama. The land contains raw material for use in the production of the Company’s lightweight ceramic proppants. The Company also holds approximately 490 acres of land and leasehold interests in Wisconsin near its resin-coating facility under construction in Marshfield, Wisconsin.

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

Common Stock Market Prices, Dividends and Stock Repurchases

The Company’s common stock is traded on the New York Stock Exchange (ticker symbol CRR). The number of record and beneficial holders of the Company’s common stock as of February 1, 2015 was approximately 22,316.

The following table sets forth the high and low sales prices of the Company’s common stock on the New York Stock Exchange and dividends for the last two fiscal years:

	2014			2013
	Sales Price		Cash Dividends Declared (1)	Sales Price		Cash Dividends Declared (2)
Quarter Ended	High	Low		High	Low
March 31	$137.99	$105.78	$0.60	$97.53	$75.03	$0.54
June 30	154.12	131.23	—	92.74	65.64	—
September 30	150.22	59.23	0.66	104.95	65.63	0.60
December 31	57.16	34.10	—	126.00	97.68	—

(1)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2014 ($0.30), May 2014 ($0.30), August 2014 ($0.33) and November 2014 ($0.33).
(2)	Represents quarters during which dividends were declared. The payment months for cash dividends were February 2013 ($0.27), May 2013 ($0.27), August 2013 ($0.30) and November 2013 ($0.30).

The Company currently expects to continue its policy of paying quarterly cash dividends, although there can be no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. The Company completed the repurchase of all of the shares authorized by this plan by the end of the third quarter of 2014.

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of February 17, 2015, the Company had not yet repurchased any shares under the plan.

The following table provides information about the Company’s repurchases of common stock during the quarter ended December 31, 2014, all of which represent shares surrendered to the Company for tax withholding obligations upon the vesting of restricted stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)
10/01/14 to 10/31/14	1,445	(3)	$57.11	—	0
11/01/14 to 11/30/14	91	(3)	$49.70	—	0
12/01/14 to 12/31/14	—		$—	—	0
Total	1,536	(3)		—

(1)	On August 28, 2008, the Company announced the authorization by its Board of Directors for the repurchase of up to two million shares of its Common Stock.
(2)	Represents the maximum number of shares that may be repurchased under the 2008 plan as of period end. As of February 17, 2015, a maximum of 2,000,000 shares may be repurchased under the 2015 plan.
(3)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

Stock Performance Graph

The graph below compares the cumulative shareholder return on the Company’s common stock with the cumulative returns of the the S&P 500 index, the S&P Midcap 400 index, the S&P SmallCap 600 – Oil & Gas Equipment & Services index, and the S&P MidCap 400 – Oil & Gas Equipment & Services index. As of February 10, 2015, the Company has moved from being listed on the S&P MidCap 400 – Oil & Gas Equipment & Services Index to the S&P SmallCap 600 – Oil & Gas Equipment & Services Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

Item 6.	Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share data)
Statement of Income Data:
Revenues .	$648,325	$667,398	$645,536	$625,705	$473,082
Cost of sales .	467,045	474,403	422,031	363,990	298,411

Gross profit	181,280	192,995	223,505	261,715	174,671
Selling, general, & administrative expenses	72,535	68,447	64,033	62,381	52,635
Other operating expenses (1)	15,890	(43)	586	1,732	2,426

Operating profit	92,855	124,591	158,886	197,602	119,610
Other income (expense), net	16	610	(296)	(152)	(261)

Income before income taxes	92,871	125,201	158,590	197,450	119,349
Income taxes	37,283	40,315	52,657	67,314	40,633

Net income	$55,588	$84,886	$105,933	$130,136	$78,716

Earnings per share:
Basic	$2.41	$3.67	$4.59	$5.62	$3.41

Diluted	$2.41	$3.67	$4.59	$5.62	$3.40

	December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share data)
Balance Sheet Data:
Current assets	$337,611	$371,382	$349,917	$302,565	$237,655
Current liabilities	77,415	56,688	50,830	79,066	51,247
Property, plant and equipment, net	568,716	478,535	426,232	392,659	338,483
Total assets	934,226	878,951	808,878	740,865	599,571
Total shareholders’ equity	776,057	768,587	713,078	630,158	521,979
Cash dividends per share	$1.26	$1.14	$1.02	$0.88	$0.76

(1)	Other operating expenses include costs of start-up activities and gains/losses on disposal or impairment of assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company believes international sales will continue to represent an important role in its business. International revenues represented 24%, 21% and 23% of total revenues in 2014, 2013 and 2012, respectively.

Management believes the addition of new manufacturing capacity is critical to the Company’s ability to continue its long-term growth in sales volume and revenue for ceramic proppant and resin-coated ceramic proppant. The Company completed construction and commenced operations on the first 250 million pound line in Millen, Georgia during 2014. The Company also began construction on a second 250 million pound line in Millen during 2014. However, due to current market conditions, the construction and completion of this second line has been temporarily suspended. Once the second line at the Millen, Georgia facility is completed, the Company’s ceramic manufacturing capacity will total 2.25 billion pounds per year. Although the Company has operated near or at full capacity at times during the previous ten years, the addition of significant new capacity, as well as the addition of resin-coating capacity, could adversely impact operating profit margins if the timing of this new capacity does not match increases in demand for the Company’s products. In addition, the ability to construct new capacity will be contingent upon the receipt of all needed environmental emission permits. See “Item 1 – Business” and “Item 1A – Risk Factors”.

Operating profit margin for the Company’s ceramic proppant business is principally impacted by sales volume, product mix, sales price, distribution costs, manufacturing costs, including natural gas, and the Company’s production levels as a percentage of its capacity. The level of selling, general and administrative spending, as well as other operating expenses, can also impact operating profit margins. In 2013 and 2014, operating profit margin was also impacted by spending to bring the Company’s new KRYPTOSPHERETM proppant technology to a commercial state. And, in 2014, the Company recognized asset impairment charges related to certain long-lived assets.

Although most direct manufacturing expenses have been relatively stable or predictable over time, the Company has experienced volatility in the cost of natural gas, which is used in production by the Company’s domestic manufacturing facilities. The cost of natural gas has been a significant component of total monthly domestic direct production expense. In recent years, the price of natural gas has been low compared to historical prices, as well as fairly stable from period to period. However, in an effort to mitigate volatility in the cost of natural gas purchases and reduce exposure to short term spikes in the price of this commodity, the Company contracts in advance for portions of its future natural gas requirements. Despite the efforts to reduce exposure to changes in natural gas prices, it is possible that, given the significant portion of manufacturing costs represented by this item, gross margins as a percentage of sales may decline and changes in net income may not directly correlate to changes in revenue.

As a result of the decline in North American activity in natural gas basins experienced in 2012, the oil and natural gas industry experienced an increased amount of activity in infrastructure-limited, liquids-rich basins, which introduced supply chain challenges to the industry. These challenges resulted in higher supply chain costs for the Company. As a result, the Company has invested in strategic projects to enhance its distribution network in order to meet the present and future demands of its clients. The Company believes these investments should help address the quarterly fluctuations in industry activity and the increased amount of proppant being used per well. These enhancements are important as the tight supply of available trucks in certain areas can create additional challenges with transporting proppants to the well site throughout the industry.

In 2012, the Company expanded its resin coating operations and also began processing raw sand for use in resin coating operations. In 2013, the Company began selling raw frac sand. Resin coated sand and raw frac sand products sell at much lower prices and with lower gross profit margins than the Company’s ceramic proppant. While gross profit is generally not meaningfully impacted by the sale of these products, given the current sales volumes, the Company’s overall gross profit margin as a percent of revenues can be affected as can the overall average selling price of all proppants sold.

During the second half of 2013, the Company introduced KRYPTOSPHERETM HD, a new ultra-high conductivity, ultra-high strength proppant. Product testing and qualifications with the Company’s clients is ongoing, and the first KRYPTOSPHERE HD sale was made during the fourth quarter of 2014. The next phase of KRYPTOSPHERETM product development will be to apply this technology to the Company’s existing manufacturing footprint.

As the Company has expanded its operations in both domestic and international markets, there has been an increase in activities and expenses related to marketing, research and development, and finance and administration. As a result, selling, general and administrative expenses have increased in recent years. However, the Company intends to reduce its cost base to better match anticipated activity in 2015, including a reduction in SG&A costs from 2014 levels.

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

Late in 2014, a severe decline in oil prices led some customers to reduce drilling activities and capital spending. These low oil prices are expected to continue for the foreseeable future and will likely negatively impact both pricing and demand for ceramic proppants. Entering 2015, the Company has significantly lowered production output levels in order to match this lower level of demand.

Furthermore, conditions in the North American oil and natural gas market also negatively impacted the proppant market inside China. Proppant manufacturers in China experienced excess production capacity as a result of market conditions in North America. As a result, during the fourth quarter of 2014, the Company evaluated its China operation, concluded that its long-term assets inside China were not fully recoverable, and recorded an impairment charge of $10.2 million. The Company also reduced the value of certain of its finished goods and raw materials in China down to lower market prices. The Company expects to idle its plant in China during the first quarter of 2015.

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions (see Note 1 to the Consolidated Financial Statements). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed. The Company generates a significant portion of its revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry. In addition, the Company generates a significant portion of its revenues and corresponding accounts receivable from sales to two major customers, both of which are in the petroleum pressure pumping industry. As of December 31, 2014, approximately 40% of the balance in trade accounts receivable was attributable to those two customers. The Company records an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary. If a prolonged economic downturn in the petroleum pressure pumping industry were to occur or, for some other reason, any of the Company’s primary customers were to experience significant adverse conditions, the Company’s estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount. At December 31, 2014, the allowance for doubtful accounts totaled $1.8 million.

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

Results of Operations

Net Income

($ in thousands)	2014	Percent Change	2013	Percent Change	2012
Net Income	$55,588	(35)%	$84,886	(20)%	$105,933

For the year ended December 31, 2014, the Company reported net income of $55.6 million, a decrease of 35% compared to the $84.9 million reported in the previous year. Operations in 2014 continued to be impacted by the shift in drilling activity away from natural gas basins due to the severe decline in natural gas prices in late 2011. In late 2014, the industry experienced a severe decline in oil prices, which has caused drilling activity to be further reduced. In addition, operations were impacted by a growing number of E&P operators experimenting with the use of raw frac sand and delays in some well completions during the third and fourth quarters of 2014. While the Company achieved record sales volume of nearly 2.9 billion pounds, net income in 2014 decreased primarily as a result of lower ceramic proppant sales volumes, a $15.1 million impairment of long-lived assets, $5.4 million lower of cost or market adjustments to reduce China finished goods and raw materials carrying values to their lower market prices and higher SG&A expenses. Income tax expense in 2014 decreased primarily due to lower pretax income but was negatively impacted by valuation allowances recorded against certain deferred tax assets.

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

Individual components of financial results are discussed below.

Revenues

($ in thousands)	2014	Percent Change	2013	Percent Change	2012
Consolidated revenues	$648,325	(3)%	$667,398	3%	$645,536

Revenues of $648.3 million for the year ended December 31, 2014 decreased 3% compared to $667.4 million in 2013. Revenues decreased primarily due to a 6% decrease in ceramic proppant sales volume, a 33% decrease in resin-coated sand sales volumes, and a decrease in Falcon revenues. These decreases were partially offset by an increase in Northern White Sand sales volumes.

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

Worldwide proppant sales volumes were as follows.

Proppant Sales Volumes	For the years ended December 31,
(in million pounds)	2014	2013	2012
Ceramic	1,618	1,718	1,649
Resin Coated Sand	162	241	57
Northern White Sand	1,131	101	6

Total	2,911	2,060	1,712

North American (defined as Canada and the U.S.) proppant sales volume increased 46% in 2014 compared to 2013 on higher sales of Northern White Sand. North American ceramic proppant sales volume decreased 10% in 2014 compared to 2013, partly as a result of some customers experimenting with more sand proppant and delays in some well completions during the third and fourth quarters of 2014, partly due to falling oil prices. International (excluding Canada) proppant sales volume increased 6% in 2014 compared to 2013 primarily due to increases in Mexico, partially offset by a decrease in China.

North American (defined as Canada and the U.S.) sales volume increased 29% in 2013 compared to 2012 due to continued success of the Company’s products in oily, liquids-rich basins and despite a decrease in the North America rig count. International (excluding Canada) sales volume decreased 17% in 2013 compared to 2012 primarily due to decreases in China, Mexico, and Africa, partially offset by an increase in Europe.

Average selling prices per pound for proppants sold during 2014 were as follows: Ceramic $0.33; Resin Coated Sand $0.22; and Northern White Sand $0.03. Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.21 during 2014 compared to $0.30 during 2013 and $0.34 in 2012. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Profit

($ in thousands)	2014	Percent Change	2013	Percent Change	2012
Consolidated gross profit	$181,280	(6)%	$192,995	(14)%	$223,505
As a % of revenues	28%		29%		35%

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

Gross profit for the year ended December 31, 2014 was $181.3 million, or 28% of revenues, compared to $193.0 million, or 29% of revenues, for 2013. The decrease in gross profit was primarily the result of lower ceramic proppant sales volumes and a decrease in Falcon gross profit, partially offset by a favorable change in ceramic sales mix to higher margin lightweight ceramic proppants and improved margins on sand proppants. In addition, due to increasing competition in the China proppant market, the Company recorded $5.4 million lower of cost or market adjustments in 2014 to reduce finished goods and raw materials carrying values to their lower market prices.

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

Selling, General & Administrative (SG&A) and Other Operating Expenses

($ in thousands)	2014	Percent Change	2013	Percent Change	2012
Consolidated SG&A and other	$88,425	29%	$68,404	6%	$64,619
As a % of revenues	14%		10%		10%

Operating expenses consisted of $72.5 million of SG&A expenses and $15.9 million of other operating expenses for the year ended December 31, 2014 compared to $68.4 million of SG&A expenses and $43.0 thousand of other operating income for 2013. The increase in SG&A expenses primarily resulted from higher research and development spending, higher compensation costs, and increased marketing spending. Other operating expenses in 2014 consisted primarily of $15.1 million of impairment charges associated with certain long-lived assets at the Company’s manufacturing facility in China, as a result of deteriorating market conditions inside China, and its resin coating business, as a result of the Company’s decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. The resin coating assets were classified as available for sale. Other operating expenses also included $0.8 million of start-up costs related to the start-up of the new manufacturing facility in Millen, Georgia. Other operating expenses in 2013 consisted of asset disposals. As a percentage of revenues, SG&A and other operating expenses for 2014 increased to 14% in 2014 compared to 10% in 2013, primarily due to the impairment of assets.

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

Income Tax Expense

($ in thousands)	2014	Percent Change	2013	Percent Change	2012
Income Tax Expense	$37,283	(8)%	$40,315	(23)%	$52,657
Effective Income Tax Rate	40.1%		32.2%		33.2%

Consolidated income tax expense was $37.3 million, or 40.1% of pretax income, for the year ended December 31, 2014 compared to $40.3 million, or 32.2% of pretax income for 2012. The $3.0 million decrease is primarily due to lower pre-tax income partially offset by a higher effective tax rate. The higher effective tax rate is primarily associated with the Company recording a valuation allowance on foreign deferred tax assets for which recoverability was not certain.

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

Outlook

Given the cyclical nature of the industry, the Company believes that market conditions will continue to fluctuate, driven by several factors, including oil and natural gas commodity prices and quarterly seasonality trends. The 2014 ceramic proppant market was impacted by two main factors. First, a number of exploration and production (E&P) operators experimented with increased use of raw frac sand in place of ceramic proppant. Second, with an oversupplied ceramic proppant market, cheaper Chinese products of inferior quality remained a market force. These events drove both domestic and international competitors to reduce prices. As a result of these market conditions, our ceramic proppant sales volumes and revenues declined from the previous year. These conditions are expected to continue during 2015.

Industry activity late in 2014 was also influenced by the significantly depressed commodity price for oil. Entering 2015, E&P budget cuts have been significant. The duration and associated impact of a lower commodity price environment is difficult to determine. Managing through this environment will continue to be challenging.

Historically, depressed commodity prices such as those found in today’s environment drive a focused effort to reduce cost, often at the sacrifice of production. While that driver may be out of the Company’s control, the Company will continue to work closely with its clients to deliver technologies that increase net present value of their wells, and achieve the goal of reducing costs while optimizing production results. To that end, the Company has presented production-neutral frac designs to a number of clients. These frac designs substitute large amounts of sand volumes with smaller ceramic proppant volumes. Total oil and gas production from both completions are modeled to be the same, yet overall total completion costs are lower in the case of the ceramic proppant well. The Company believes this is an advantage for the E&P operator as it addresses their immediate concern of reducing costs while making the best wells possible.

The duration of this cycle is unknown today, and rig activity is declining rapidly. This introduces a lack of visibility into the Company’s operations. The Company has seen a shift in E&P behavior resulting in lower demand for ceramic proppant. As a result, the company expects to see continued pricing pressure for ceramic proppant.

The Company currently anticipates that its capital expenditures in 2015 will be reduced to less than half of 2014 capital expenditures and will primarily focus on the retrofit of one of its plants with the new KRYPTOSPHERE proppant technology. As part of its capital expenditure reduction plan, the Company has deferred the completion of the second ceramic proppant manufacturing line at its Millen, Georgia facility.

The Company is reducing its cost base to better match anticipated activity in 2015.

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

Commercialization of KRYPTOSPHERETM HD, the Company’s new ultra-high conductivity, ultra-high strength proppant technology, is progressing well. During the fourth quarter of 2014, KRYPTOSPHERE HD was successfully pumped in its first deep-water Gulf of Mexico well. The technology was employed in a completion by a multinational E&P company. The next phase in the Company’s KRYPTOSPHERETM product development will be to apply this technology to the Company’s existing manufacturing footprint. The retrofit of an existing plant with this technology is underway. Once the retrofit is complete, KRYPTOSPHERETM will expand the Company’s technology position in the industry and further assist in increasing the production and EUR of its clients’ oil and natural gas wells.

During 2014, sales for new products across the Company’s proppant-delivered technology platforms grew. For example, in the United States and Canada, SCALEGUARD was pumped in numerous wells for multiple operators. This scale-inhibiting technology, which is released into the fracture only on contact with water, is on track to meet or exceed projected treatment life thereby reducing or eliminating expensive remedial maintenance programs.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash and cash equivalents of $24.3 million compared to cash and cash equivalents of $94.3 million at December 31, 2013. During 2014, the Company generated $105.8 million of cash from operating activities, $25.0 million from bank borrowings, and retained $0.4 million from excess tax benefits relating to stock based compensation. Uses of cash included $161.5 million for capital expenditures, $29.1 million for the payment of cash dividends, $7.0 million for repurchases of the Company’s common stock, and $3.5 million for the effect of exchange rate changes on cash. Major capital spending in 2014 included engineering, procurement and construction activities related to the first two production lines at the new manufacturing facility in Millen, Georgia, retrofitting an existing plant with the new KRYPTOSPHERE proppant technology, expansion of the Company’s distribution infrastructure, as well as upgrades and improvements at existing manufacturing facilities.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, the Company’s current intention is to continue to pay quarterly dividends to holders of its common stock. On January 20, 2015, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.33 per share to shareholders of the Company’s common stock on February 2, 2015. The dividend was paid on February 16, 2015. The Company estimates its total capital expenditures in 2015 will be between $30.0 million and $50.0 million, which primarily include costs associated with retrofitting an existing plant with the new KRYPTOSPHERE proppant technology. Due to current market conditions, the completion of the second line at the manufacturing facility in the Millen, Georgia area has been temporarily suspended.

The Company maintains an unsecured line of credit with a bank. On October 31, 2014, this line of credit was increased from $50.0 million to $100.0 million, and the expiration date of the facility was extended to October 31, 2019. As of December 31, 2014, the Company’s outstanding debt under the credit agreement was $25.0 million. As of February 26, 2015, the Company’s outstanding debt under the agreement was $35.0 million. The Company anticipates that cash on hand, cash provided by operating activities and funds provided by its line of credit will be sufficient to meet planned operating expenses, tax obligations, capital expenditures and other cash needs for the next 12 months. While the Company plans to make draws under its credit facility during 2015 for liquidity needs, the use of this line of credit is subject to compliance with the financial covenants in the underlying credit agreement, which depends on our future operating performance and cash flow. These factors are in turn subject to prevailing oil and gas prices, economic conditions and other factors, many of which are beyond our control. The Company also believes that it could acquire additional debt or equity financing, if needed.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2014:

	Payments due in period
($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations:
– Primarily railroad equipment (net of subleases)	140,565	17,682	39,080	29,937	53,866
Purchase obligations:
– Natural gas contracts	68,657	25,119	33,615	9,923	—
– Raw materials contracts	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$209,222	$42,801	$72,695	$39,860	$53,866

See Note 4 and Note 13 to the Notes to the Consolidated Financial Statements.

Operating lease obligations relate primarily to railroad equipment leases and include leases of other property, plant and equipment.

The Company uses natural gas to power its domestic manufacturing plants. From time to time, the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2014, the last such contract was due to expire in December 2018.

The Company has entered into contracts to supply raw materials, primarily kaolin, bauxite and hydro sized sand, to each of its manufacturing plants. Each of the contracts is described in Note 13 to the Notes to the Consolidated Financial Statements. Three outstanding contracts do not require the Company to purchase minimum annual quantities, but do require the purchase of minimum annual percentages, ranging from 50% to 80% of the respective plants’ requirements for the specified raw materials. One outstanding contract, which required the Company to purchase a minimum annual quantity of material, has no further minimum requirements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk exposure is to foreign currency fluctuations that could impact its investments in China and Russia. As of December 31, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $45.8 million, and the Company has recorded a cumulative foreign currency translation loss of $23.0 million. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, the Company may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at December 31, 2014. During 2014, the value of the Russian Ruble significantly declined relative to the U.S. dollar for which the financial impact on the Company’s net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

The Company has a $100.0 million revolving credit agreement with a bank. Under the terms of the agreement, the Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed

Rate, plus an Applicable Margin, all as defined in the credit agreement. The Company’s outstanding debt under the credit agreement was $25.0 million at December 31, 2014. The Company does not believe that it has any material exposure to market risk associated with interest rates.

The Company is subject to the risk of market price fluctuations of certain commodities, such as natural gas, and utilizes forward purchase contracts to manage or reduce market risks relating to these costs. The Company does not enter into these transactions for speculative or trading purposes. The Company expects to take delivery of the underlying natural gas and, as such, does not currently believe the market risk exposure on these instruments to be material. As of December 31, 2014, $68.7 million of natural gas forward contracts were outstanding for delivery of gas through 2018.

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

As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(d) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, those controls.

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

Dated: February 26, 2015

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

Signature	Title	Date

/s/ William C. Morris William C. Morris	Chairman of the Board	February 26, 2015

/s/ Gary A. Kolstad Gary A. Kolstad	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ Ernesto Bautista III Ernesto Bautista III	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Sigmund L. Cornelius Sigmund L. Cornelius	Director	February 26, 2015

/s/ Chad C. Deaton Chad C. Deaton	Director	February 26, 2015

/s/ James B. Jennings James B. Jennings	Director	February 26, 2015

/s/ H.E. Lentz, Jr. H.E. Lentz, Jr.	Director	February 26, 2015

/s/ Randy L. Limbacher Randy L. Limbacher	Director	February 26, 2015

/s/ Robert S. Rubin Robert S. Rubin	Director	February 26, 2015

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CARBO Ceramics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CARBO Ceramics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New Orleans, Louisiana

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

CARBO Ceramics Inc.

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CARBO Ceramics Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CARBO Ceramics Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New Orleans, Louisiana

February 26, 2015

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,298	$94,250
Trade accounts and other receivables, net	132,573	125,179
Inventories:
Finished goods	106,941	87,218
Raw materials and supplies	37,502	47,042

Total inventories	144,443	134,260
Prepaid expenses and other current assets	5,241	5,442
Prepaid income taxes	19,708	1,888
Deferred income taxes	11,348	10,363

Total current assets	337,611	371,382
Property, plant and equipment:
Land and land improvements	40,921	31,163
Land-use and mineral rights	19,877	12,751
Buildings	74,911	72,702
Machinery and equipment	627,517	535,529
Construction in progress	109,378	109,735

Total	872,604	761,880
Less accumulated depreciation and amortization	303,888	283,345

Net property, plant and equipment	568,716	478,535
Goodwill	12,164	12,164
Intangible and other assets, net	15,735	16,870

Total assets	$934,226	$878,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$25,000	$—
Accounts payable	22,922	24,570
Accrued payroll and benefits	12,466	13,650
Accrued freight	5,925	6,873
Accrued utilities	3,714	3,577
Other accrued expenses	7,388	8,018

Total current liabilities	77,415	56,688
Deferred income taxes	80,754	53,676
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,092,674 and 23,080,632 shares issued and outstanding at December 31, 2014 and 2013, respectively	231	231
Additional paid-in capital	59,297	56,782
Retained earnings	739,498	714,835
Accumulated other comprehensive loss	(22,969)	(3,261)

Total shareholders’ equity	776,057	768,587

Total liabilities and shareholders’ equity	$934,226	$878,951

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues	$648,325	$667,398	$645,536
Cost of sales	467,045	474,403	422,031

Gross profit	181,280	192,995	223,505
Selling, general and administrative expenses	72,535	68,447	64,033
Start-up costs	811	—	68
Loss (gain) on disposal or impairment of assets	15,079	(43)	518

Operating profit	92,855	124,591	158,886

Other income (expense):
Interest income, net	597	777	64
Foreign currency exchange loss, net	(303)	(17)	(76)
Other, net	(278)	(150)	(284)

	16	610	(296)

Income before income taxes	92,871	125,201	158,590
Income taxes	37,283	40,315	52,657

Net income	$55,588	$84,886	$105,933

Earnings per share:
Basic	$2.41	$3.67	$4.59

Diluted	$2.41	$3.67	$4.59

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$55,588	$84,886	$105,933

Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,952)	(2,031)	2,960
Deferred income tax (expense) benefit	(1,756)	710	(1,035)

Other comprehensive (loss) income, net of tax	(19,708)	(1,321)	1,925

Comprehensive income	$35,880	$83,565	$107,858

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	231	56,539	577,253	(3,865)	630,158
Net income	—	—	105,933	—	105,933
Foreign currency translation adjustment, net of tax expense of $1,035	—	—	—	1,925	1,925

Comprehensive income					107,858
Exercise of stock options	—	54	—	—	54
Tax benefit from stock based compensation	—	1,388	—	—	1,388
Stock granted under restricted stock plan, net	1	206	—	—	207
Stock based compensation	—	4,903	—	—	4,903
Shares repurchased and retired	(1)	(5,726)	—	—	(5,727)
Shares surrendered by employees to pay taxes	—	—	(2,200)	—	(2,200)
Cash dividends ($1.02 per share)	—	—	(23,563)	—	(23,563)

Balances at December 31, 2012	231	57,364	657,423	(1,940)	713,078
Net income	—	—	84,886	—	84,886
Foreign currency translation adjustment, net of tax benefit of ($710)	—	—	—	(1,321)	(1,321)

Comprehensive income					83,565
Tax expense from stock based compensation	—	(205)	—	—	(205)
Stock granted under restricted stock plan, net	1	209	—	—	210
Stock based compensation	—	5,247	—	—	5,247
Shares repurchased and retired	(1)	(5,833)	—	—	(5,834)
Shares surrendered by employees to pay taxes	—	—	(1,124)	—	(1,124)
Cash dividends ($1.14 per share)	—	—	(26,350)	—	(26,350)

Balances at December 31, 2013	231	56,782	714,835	(3,261)	768,587
Net income	—	—	55,588	—	55,588
Foreign currency translation adjustment, net of tax expense of $1,756	—	—	—	(19,708)	(19,708)

Comprehensive income					35,880
Tax benefit from stock based compensation	—	303	—	—	303
Stock granted under restricted stock plan, net	1	699	—	—	700
Stock based compensation	—	6,688	—	—	6,688
Shares repurchased and retired	(1)	(5,175)	—	—	(5,176)
Shares surrendered by employees to pay taxes	—	—	(1,804)	—	(1,804)
Cash dividends ($1.26 per share)	—	—	(29,121)	—	(29,121)

Balances at December 31, 2014	$231	$59,297	$739,498	$(22,969)	$776,057

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities
Net income	$55,588	$84,886	$105,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,860	47,472	44,893
Provision for doubtful accounts	546	354	19
Deferred income taxes	24,389	10,121	11,212
Excess tax benefits from stock based compensation	(372)	(134)	(1,384)
Lower of cost or market inventory adjustment	5,363	—	—
Loss (gain) on disposal or impairment of assets	15,079	(43)	518
Foreign currency transaction loss, net	303	17	76
Stock compensation expense	7,529	5,837	5,335
Changes in operating assets and liabilities:
Trade accounts and other receivables	(9,511)	(22,024)	8,945
Inventories	(25,624)	6,068	(7,589)
Prepaid expenses and other current assets	(112)	(1,136)	(150)
Long-term prepaid expenses	(122)	2,969	12,005
Accounts payable	2,079	4,330	(18,201)
Accrued expenses	(2,487)	1,677	(10,628)
Accrued income taxes, net	(17,726)	(2,823)	5,397

Net cash provided by operating activities	105,782	137,571	156,381

Investing activities
Capital expenditures	(161,469)	(99,936)	(77,189)

Net cash used in investing activities	(161,469)	(99,936)	(77,189)

Financing activities
Proceeds from bank borrowings	25,000	—	10,000
Repayments on bank borrowings	—	—	(10,000)
Net proceeds from stock based compensation	—	—	54
Dividends paid	(29,121)	(26,350)	(23,563)
Purchase of common stock	(6,979)	(6,958)	(7,927)
Excess tax benefits from stock based compensation	372	134	1,384

Net cash used in financing activities	(10,728)	(33,174)	(30,052)
Effect of exchange rate changes on cash	(3,537)	(846)	225

Net (decrease) increase in cash and cash equivalents	(69,952)	3,615	49,365
Cash and cash equivalents at beginning of year	94,250	90,635	41,270

Cash and cash equivalents at end of year	$24,298	$94,250	$90,635

Supplemental cash flow information
Interest paid	$135	$10	$78

Income taxes paid	$30,619	$33,015	$36,036

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a manufacturer of ceramic proppants and also produces resin-coated ceramic and resin-coated sand proppants. The Company has seven production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; Toomsboro, Georgia; Millen, Georgia; Luoyang, China; and Kopeysk, Russia; and a sand processing facility in Marshfield, Wisconsin. The Company predominantly markets its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies. Finished goods inventories are stored at the plant sites and various domestic and international remote distribution facilities. The Company also provides the industry’s most widely used hydraulic fracture simulation software FracPro®, as well as hydraulic fracture design and consulting services. In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures. The Company wound-down its geotechnical monitoring business in late 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries. All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 days. The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry. The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable. Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary. Credit losses historically have been insignificant. The allowance for doubtful accounts at December 31, 2014 and 2013 was $1,842 and $2,083, respectively. Other receivables were $1,084 and $2,781 as of December 31, 2014 and 2013, respectively, of which related mainly to miscellaneous receivables in the United States and China.

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

Due to increasing competition in the China proppant market, the Company evaluated the carrying values of its inventories in China and concluded that current market prices were below carrying costs. Consequently, the Company recognized $5,363 lower of cost or market adjustments in 2014 in cost of sales to adjust finished goods and raw materials carrying values to the lower market prices.

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

The Company holds approximately 4,235 acres of land and leasehold interests containing kaolin reserves near its plants in Georgia and Alabama. The Company also holds approximately 490 acres of land and leasehold interests near its resin-coating facility currently under construction in Marshfield, Wisconsin containing sand reserves for use as raw material in the production of its resin-coated sand products. The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of these reserves.

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

During 2014, the Company recorded losses totaling $15,079 on disposal or impairment of certain long-lived assets as market conditions changed with regard to demand for certain products offered by the Company. The Company evaluated its operations and reviewed the carrying values of related long-lived assets and concluded that certain assets had been impacted by the change in market conditions. As a result of deteriorating market conditions in China during the fourth quarter of 2014, the Company recorded an impairment charge of its long-lived assets in China. In addition, the Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. The related resin coating assets were classified as held for sale, and the Company recorded an impairment of those assets. As such, the Company recognized impairment charges totaling $15,120 to adjust the carrying values to the fair values less cost to sell, totaling $2,138, at December 31, 2014. During 2013, the Company recognized a gain of $43, and in 2012, the Company recognized a loss of $518 on disposal or impairment of various assets. The gain in 2013 consisted primarily of equipment disposals. The loss in 2012 consisted primarily of the wind down of the geotechnical monitoring business.

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred. Start-up costs for 2014 related to the start-up of the new manufacturing facility in Millen, Georgia. There were no start-up costs during 2013. Start-up costs for 2012 primarily related to the start-up of the second resin-coating line at the Company’s New Iberia, Louisiana facility.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in Selling, General and Administrative expenses. The amounts incurred in 2014, 2013 and 2012 were $10,855, $8,416 and $6,916, respectively.

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

New Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”) which eliminates the concept of extraordinary items from U.S. GAAP. ASU 2015-01 will be effective for the interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or related footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”) which provides guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 will be effective for the interim and annual periods beginning after December 15, 2016 with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or related footnote disclosures.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”) which amends the reporting requirements of discontinued operations. The main provisions of the guidance require that a disposal of a component of an entity is required to

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. ASU 2014-08 will be effective for the interim and annual periods beginning after December 15, 2014 with early adoption permitted. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

2.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

	Weighted Average Life	2014		2013
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles:
Patents and licenses, software and hardware designs	6 years	$4,222	$2,171	$3,620	$1,461
Developed technology	10 years	2,782	1,461	2,782	1,182
Customer relationships and non-compete	9 years	2,838	1,753	2,838	1,428
Trademark	Indefinite	833	—	833	—

		$10,675	$5,385	$10,073	$4,071

Amortization expense for 2014, 2013 and 2012 was $1,313, $1,173 and $1,224, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2019 is $1,238, $700, $638, $565 and $279, respectively.

Following is a summary of other assets as of December 31:

	2014	2013
Other assets:
Bauxite raw materials:
Inventories	$9,404	$9,949
Prepayments	—	474
Other assets	1,041	445

	$10,445	$10,868

Bauxite raw materials are used in the production of heavyweight ceramic products. As of December 31, 2014 and 2013, the Company has classified as long-term assets those bauxite raw materials inventories that are not expected to be consumed in production during the upcoming twelve month period.

3.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On March 5, 2012, the Company entered into a first amendment to this credit agreement to (i) extend its maturity date from January 29, 2013 to July 29, 2013, (ii) increase the size from $10,000 to $25,000, and (iii) make other administrative changes to certain covenants and provisions. On July 25, 2013, the Company entered into a second amendment to this credit agreement to (i) extend its maturity date to July 25, 2018, (ii) increase the size of the revolving credit facility to

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

$50,000, and (iii) make other administrative changes to certain covenants and provisions. On October 31, 2014 the Company entered into a third amendment to this credit agreement that (i) extended the maturity date of the credit agreement from July 25, 2018 to October 31, 2019 and (ii) increased the size of the revolving credit facility from $50,000 to $100,000.

The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at an annual rate between 0.375% and 0.50% of the unused line of credit. Commitment fees for 2014, 2013 and 2012 were $207, $154 and $107, respectively.

As of December 31, 2014, the Company’s outstanding debt under the credit agreement was $25,000 and the weighted average interest rate was 2.625% based on LIBOR-based rate borrowings. The company did not have any outstanding debt under the credit agreement as of December 31, 2013.

4.	Leases

The Company leases certain property, plant and equipment under operating leases, primarily consisting of railroad equipment leases. Net minimum future rental payments due under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 2014 are as follows:

2015	$17,682
2016	20,369
2017	18,711
2018	16,370
2019	13,567
Thereafter	53,866

Total	$140,565

Leases of railroad equipment generally provide for renewal options at their fair rental value at the time of renewal. In the normal course of business, operating leases for railroad equipment are generally renewed or replaced by other leases. For the years ended December 31, 2015 and 2016, minimum future rental payments in the table above are presented net of sublease income related to subleases of railroad equipment of $4,007 and $2,242, respectively. Rent expense for all operating leases was $24,116 in 2014, $22,542 in 2013 and $21,452 in 2012. For the years ended December 31, 2014 and 2013, rent expense is stated net of sublease income of $1,816 and $208, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2014	2013
Deferred tax assets:
Employee benefits	$1,440	$1,757
Inventories	6,966	5,923
Goodwill	874	1,358
Other	2,942	4,438
Foreign losses	4,300	—
Foreign tax assets valuation allowance	(4,300)	—

Total deferred tax assets	12,222	13,476

Deferred tax liabilities:
Depreciation	81,628	54,973
Foreign earnings	—	1,816

Total deferred tax liabilities	81,628	56,789

Net deferred tax liabilities	$69,406	$43,313

Foreign earnings in the table above are presented net of foreign tax credits of $0 and $5,019 as of December 31, 2014 and 2013, respectively, which are expected to be utilized upon repatriation of the foreign earnings. Benefits from foreign tax credits were not recognized in 2014 due to the uncertainty of the Company being able to realize the foreign tax assets associated with foreign investments.

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2014	2013	2012
Current:
Federal	$11,310	$27,188	$37,596
State	500	2,164	2,268
Foreign	1,084	842	1,581

Total current	12,894	30,194	41,445
Deferred	24,389	10,121	11,212

	$37,283	$40,315	$52,657

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory rate	$32,505	35.0%	$43,820	35.0%	$55,507	35.0%
State income taxes, net of federal tax benefit	1,882	2.0	2,097	1.7	2,199	1.4
Mining depletion	(3,035)	(3.3)	(2,751)	(2.2)	(2,606)	(1.6)
Foreign tax assets valuation allowance	4,300	4.6	—	—	—	—
Non-recognized benefit on foreign investments	2,980	3.2	—	—	—	—
Section 199 Manufacturing Benefit and other	(1,349)	(1.4)	(2,851)	(2.3)	(2,443)	(1.6)

	$37,283	40.1%	$40,315	32.2%	$52,657	33.2%

Provision has been made for deferred U.S. income taxes on all foreign earnings based on the Company’s intent to repatriate foreign earnings. The Company did not recognize benefits on foreign investments of $2,980 and recorded a $4,300 valuation allowance during the fourth quarter of 2014 due to the uncertainty of the Company being able to realize the foreign tax assets in light of current market conditions in China.

The Company elected to claim bonus tax depreciation totaling $61,781 on assets placed in service in the United States during 2014. This election reduced current taxable income, which reduced current income tax expense, increased deferred income tax expense, and reduced the Section 199 Manufacturing Benefit. The Company did not claim bonus depreciation on assets placed in service during 2013 or 2012.

The Company had a recorded reserve of $153 associated with uncertain tax positions as of December 31, 2014 and there were no significant changes to the recorded reserve during 2014. If these uncertain tax positions are recognized, substantially all of this amount would impact the effective tax rate. Related accrued interest and penalties are recorded in income tax expense and are not material.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions. The 2011 and subsequent tax years are still subject to examination. Various U.S. state jurisdiction tax years remain open to examination as well though the Company believes assessments, if any, would be immaterial to its consolidated financial statements.

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

On January 20, 2015, the Board of Directors declared a cash dividend of $0.33 per share. The dividend was paid on February 16, 2015 to shareholders of record on February 2, 2015.

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

Common Stock Repurchase Program

On August 28, 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. Shares are effectively retired at the time of purchase. During the years ended December 31, 2014, 2013 and 2012, the Company repurchased and retired 47,424, 75,000 and 60,000 shares respectively, at an aggregate price of $5,175, $5,833 and $5,727, respectively. As of December 31, 2014, the Company has repurchased and retired 2,000,000 shares at an aggregate price of $89,309.

7.	Stock Based Compensation

On May 20, 2014, the shareholders approved the 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan replaces the expired 2009 Omnibus Incentive Plan. Under the 2014 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. The amount paid under the 2014 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000. Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 750,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations. No more than 50,000 shares may be granted to any single participant in any calendar year. Equity-based awards may be subject to performance-based and/or service-based conditions. With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant. The maximum term of an option is ten years. Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods. As of December 31, 2014, 742,534 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the Company’s 2009 Omnibus Incentive Plan has expired, unvested shares granted under that plan remain outstanding in accordance with its terms.

As of December 31, 2012, all compensation cost related to stock options granted under the expired stock option plan has been recognized. During 2012, a total of 2,425 options, with a weighted-average exercise price of $22.35 per share, were exercised. There were no options outstanding at December 31, 2012 and thereafter. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was none, none, and $118, respectively.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

A summary of restricted stock activity and related information for the year ended December 31, 2014 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	136,195	$90.50
Granted	76,085	$111.99
Vested	(59,533)	$94.70
Forfeited	(5,258)	$100.95

Nonvested at December 31, 2014	147,489	$99.51

As of December 31, 2014, there was $7,499 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under the Omnibus Incentive Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $111.99, $82.18 and $105.22, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $5,638, $4,995 and $4,696, respectively.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration. The units subject to an award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of December 31, 2014, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 9,397 have vested and 1,570 have been forfeited, with a total value of $289, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method:

	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$55,588	$84,886	$105,933
Effect of reallocating undistributed earnings of participating securities	(376)	(530)	(553)

Net income available under the two-class method	$55,212	$84,356	$105,380

Denominator:
Denominator for basic earnings per share—weighted-average shares	22,946,395	22,957,013	22,968,696
Effect of dilutive potential common shares	—	—	625

Denominator for diluted earnings per share—adjusted weighted—average shares	22,946,395	22,957,013	22,969,321

Basic earnings per share	$2.41	$3.67	$4.59

Diluted earnings per share	$2.41	$3.67	$4.59

9.	Quarterly Operating Results – (Unaudited)

Quarterly results for the years ended December 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2014
Revenues	$148,564	$176,561	$155,402	$167,798
Gross profit	44,364	53,648	42,150	41,118
Net income	18,427	23,017	13,744	399
Earnings per share:
Basic	$0.80	$1.00	$0.60	$0.02
Diluted	$0.80	$1.00	$0.60	$0.02

2013
Revenues	$147,657	$153,744	$201,477	$164,520
Gross profit	42,384	39,333	62,759	48,519
Net income	17,577	16,307	30,148	20,854
Earnings per share:
Basic	$0.76	$0.71	$1.31	$0.90
Diluted	$0.76	$0.71	$1.31	$0.90

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

10.	Sales to Customers

The following schedule presents customers from whom the Company derived 10% or more of total revenues for the years ended December 31:

	Major Customers
	A	B
2014	22.4%	29.9%
2013	13.1%	34.7%
2012	13.7%	35.2%

11.	Geographic Information

Long-lived assets, consisting of net property, plant and equipment and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2014	2013	2012
Long-lived assets:
United States	$561,109	$454,031	$403,534
International (primarily China and Russia)	18,052	35,372	36,535

Total	$579,161	$489,403	$440,069

During 2014, the Company recorded an impairment of most of the long-lived assets in China. Consequently, the above international assets in 2014 are primarily associated with Russia.

Revenues outside the United States accounted for 24%, 21% and 23% of the Company’s revenues for 2014, 2013 and 2012, respectively. Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2014	2013	2012
Revenues:
United States	$491,004	$529,603	$500,106
Canada	73,092	43,329	30,929
Other international	84,229	94,466	114,501

Total	$648,325	$667,398	$645,536

12.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code. Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2014	2013	2012
Contributions:
Profit sharing	$2,337	$2,126	$2,132
Savings	1,849	1,609	1,241

	$4,186	$3,735	$3,373

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

All contributions to the plans are 100% participant directed. Participants are allowed to invest up to 20% of contributions in the Company’s Common Stock.

13.	Commitments

In January 2011, the Company entered into an agreement with one of the Company’s existing suppliers to purchase from the supplier at least 70 percent of the annual kaolin requirements for the Eufaula plant at specified contract prices. The term of the agreement was three years, with options to extend for an additional six years. In May 2012, the agreement was amended to require the Company to purchase from the supplier at least 50 percent of the annual kaolin requirements for the Eufaula, Alabama plant at specified contract prices for the remainder of 2012 and the ensuing five calendar years. The agreement has options to extend the term for an additional three years. For the years ended December 31, 2014, 2013 and 2012, the Company purchased from the supplier $2,263, $3,788 and $3,012, respectively, of kaolin under the agreement.

In January 2003, the Company entered into a mining agreement with a contractor to provide kaolin for the Company’s McIntyre plant at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement, which commenced on January 1, 2003, and remains in effect until such time as all Company-owned minerals have been depleted, requires the Company to accept delivery from the contractor of at least 80 percent of the McIntyre plant’s annual kaolin requirements. In 2006, the Company’s plant in Toomsboro, Georgia commenced operations and became part of this agreement. For the years ended December 31, 2014, 2013 and 2012, the Company purchased $14,823, $13,091 and $12,919, respectively, of kaolin under the agreement.

In July 2011, the Company entered into a new agreement with a supplier to provide hydro sized sand for the Company’s Marshfield, Wisconsin plant at a specified contract price. The term of the agreement was five years commencing on July 30, 2011 and required the Company to purchase a minimum of 40,000 tons and 100,000 tons of hydro sized sand during 2011 and 2012, respectively. Effective January 30, 2012, the agreement was amended and requires the Company to purchase a minimum of 150,000 tons of hydro sized sand annually during 2012 and 2013 and a minimum of 350,000 tons of hydro sized sand in 2014, all at a stated contract price. For the years ended December 31, 2014, 2013 and 2012, the Company purchased $6,922, $3,546 and $2,538, respectively, of sand under this agreement.

In May 2012, the Company entered into a new supply agreement to provide kaolin for the Company’s manufacturing plant in Millen, Georgia at specified contract prices, from lands owned or leased by either the Company or the contractor. The term of the agreement, which commenced in July 2014, has an initial term of five years with options to extend for an additional five years and requires the Company to accept delivery from the contractor of at least 50 percent of the Millen plant’s annual kaolin requirements. For the year ended December 31, 2014, the Company purchased $1,465 of kaolin under this agreement.

The Company has entered into a lease agreement dated November 1, 2008 with the Development Authority of Wilkinson County (the “Wilkinson County Development Authority”) and a lease agreement dated November 1, 2012 with the Development Authority of Jenkins County (the “Jenkins County Development Authority” and together with the Wilkinson County Development Authority, the “Development Authorities”) each in the State of Georgia. Pursuant to the 2008 agreement, the Wilkinson County Development Authority holds the title to the real and personal property of the Company’s McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual rental fee of $50 per year through the year 2022. Pursuant to the 2012 agreement, the Jenkins County Development Authority holds title to the real estate and

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

personal property of the Company’s Millen, Georgia manufacturing facility, a portion of which is currently under construction, and leases the facility to the Company until the tenth anniversary of completion of the final phase of the facility. At any time prior to the scheduled termination of either lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term. Furthermore, the Company has security interests in the titles held by the Development Authorities. The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authorities and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment. The MOU with the Jenkins County Development Authority also requires the Company to pay an administrative payment of $50 per year during the term of the Millen lease. The Company is required to achieve certain employment levels in order to retain its tax incentives. In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually. The properties subject to these lease agreements are included in Property, Plant and Equipment (net book value of $367,053 at December 31, 2014) in the accompanying consolidated financial statements.

The Company uses natural gas to power its domestic manufacturing plants. From time to time the Company enters into contracts to purchase a portion of the anticipated natural gas requirements at specified prices. As of December 31, 2014, the Company had natural gas contracts totaling $25,119, $20,142, $13,473 and $9,923 for years ended 2015, 2016, 2017 and 2018, respectively.

14.	Employment Agreements

The Company has an employment agreement through December 31, 2015 with its President and Chief Executive Officer. The agreement provides for an annual base salary and incentive bonus. If the President and Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus. Under the agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period. The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason. The employment agreement extends automatically for successive one-year periods without prior written notice.

15.	Foreign Currencies

As of December 31, 2014, the Company’s net investment that is subject to foreign currency fluctuations totaled $45,829, and the Company has recorded a cumulative foreign currency translation loss of $22,969. This cumulative translation loss is included in and is the only component of Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the year ended December 31, 2014. During 2014, the value of the Russian Ruble significantly declined relative to the U.S. dollar for which the financial impact on the Company’s net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

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

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($ in thousands, except per share data)

17.	Subsequent Events

In January 2015, the Company awarded 204,395 shares of restricted stock to certain employees. The fair value of the stock award on the date of grant totaled $6,906, which will be recognized as expense, net of estimated forfeitures, on a straight-line basis over the three-year vesting period.

In January 2015, the Company awarded 5,020 units of phantom shares to certain key international employees. The fair value of the stock award on the date of grant totaled $169.

In January 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s Common Stock. As of February 17, 2015, the Company had not yet repurchased any shares under this plan.

Subsequent to December 31, 2014, the Company drew down $10,000 on its existing revolving credit facility to support various commitments. As of February 26, 2015, the balance outstanding on the Company’s revolving credit facility was $35,000.

Given current business conditions, the Company expects to idle its plant in China during the first quarter of 2015.

Exhibit Index

3.1	Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed for the period ending June 30, 2012)

3.2	Second Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed March 20, 2009)

4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996)

4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 of the Registrant’s Form 8-A12B Registration Statement No. 001-15903 filed February 26, 2002)

10.1	Mining Agreement dated as of January 1, 2003 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2002)

10.2	Addendum to Mining Agreement dated as of November 10, 2009 between CARBO Ceramics Inc. and Arcilla Mining & Land Co. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.3	Second Amended and Restated Employment Agreement dated effective as of January 1, 2012, by and between CARBO Ceramics Inc. and Gary A. Kolstad (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-K filed for the period ending December 31, 2011)

*10.4	Third Amended and Restated Employment Agreement dated effective as of December 16, 2014, by and between CARBO Ceramics Inc. and Gary A. Kolstad

10.5	Proppant Supply Agreement dated as of August 28, 2008 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008)

10.6	Amendment No. 1 to Proppant Supply Agreement dated as of February 28, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

10.7	Side Letter to Proppant Supply Agreement dated as of August 26, 2011 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2011)

10.8	Amendment No. 3 to Proppant Supply Agreement dated as of March 24, 2014 by and between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2014)

10.9	Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.10	Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.11	Lease Agreement dated as of November 1, 2012 between the Development Authority of Jenkins County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2012)

*10.12	CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed May 21, 2009)

*10.13	2014 CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 2, 2014)

*10.14	Form of Officer Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.15	Form of Amended and Restated Officer Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013)

*10.16	Form of Non-Employee Director Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010)

*10.17	Form of Amended and Restated Non-Employee Director Restricted Stock Award Agreement for Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013)

*10.18	Description of Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010)

*10.19	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)

*10.20	Description of Modification to the Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2012)

*10.21	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2013)

*10.22	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2014)

*10.23	CARBO Ceramics Inc. Omnibus Incentive Plan Annual Incentive Arrangement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 21, 2010)

*10.24	CARBO Ceramics Inc. 2014 Omnibus Incentive Plan Annual Incentive Arrangement

10.25	Office Lease dated as of January 20, 2009 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.27 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.26	First Amendment to Lease dated as of January 15, 2010 between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.28 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2009)

10.27	Credit Agreement, dated as of January 29, 2010, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed February 4, 2010)

10.28	Amendment No. 1, dated as of March 5, 2012, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed March 6, 2012)

10.29	Amendment No. 2 to Credit Agreement, dated as of July 25, 2013, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2013)

10.30	Amendment No. 3 to Credit Agreement, dated as of October 31, 2014, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2014)

*10.31	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2012).

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(b) of the requirements for an Annual Report on Form 10-K.