Form 10-Q
period 2015-03-31
CARBO CERAMICS INC
filed 2015-04-30
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 23, 2015, 23,271,763 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$96,143	$24,298
Trade accounts and other receivables, net	68,713	132,573
Inventories:
Finished goods	105,632	106,941
Raw materials and supplies	23,664	37,502

Total inventories	129,296	144,443
Prepaid expenses and other current assets	4,530	5,241
Prepaid income taxes	2,632	19,708
Deferred income taxes	26,271	11,348

Total current assets	327,585	337,611

Property, plant and equipment:
Land and land improvements	40,888	40,921
Land-use and mineral rights	19,877	19,877
Buildings	75,263	74,911
Machinery and equipment	625,370	627,517
Construction in progress	128,351	109,378

Total	889,749	872,604

Less accumulated depreciation and amortization	314,271	303,888

Net property, plant and equipment	575,478	568,716

Goodwill	12,164	12,164
Intangible and other assets, net	24,286	15,735

Total assets	$939,513	$934,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$75,000	$25,000
Accounts payable	13,028	22,922
Accrued payroll and benefits	2,766	12,466
Accrued freight	1,155	5,925
Accrued utilities	1,768	3,714
Dividends payable	2,327	—
Derivative instruments	6,759	—
Other accrued expenses	12,155	7,388

Total current liabilities	114,958	77,415

Deferred income taxes	81,631	80,754
Derivative instruments	5,788	—
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,271,763 and 23,092,674 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	233	231
Additional paid-in capital	59,937	59,297
Retained earnings	700,337	739,498
Accumulated other comprehensive loss	(23,371)	(22,969)

Total shareholders’ equity	737,136	776,057

Total liabilities and shareholders’ equity	$939,513	$934,226

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues	$73,747	$148,564
Cost of sales	99,745	104,200

Gross (loss) profit	(25,998)	44,364
Selling, general, and administrative expenses, and other operating expenses	16,515	16,953

Operating (loss) profit	(42,513)	27,411

Other (expense) income, net	(131)	92

(Loss) income before income taxes	(42,644)	27,503
Income tax (benefit) expense	(14,042)	9,076

Net (loss) income	$(28,602)	$18,427

(Loss) earnings per share:
Basic	$(1.24)	$0.80

Diluted	$(1.24)	$0.80

Other information:
Dividends declared per common share (See Note 4)	$0.43	$0.60

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net (loss) income	$(28,602)	$18,427

Other comprehensive loss:
Foreign currency translation adjustment	(402)	(4,448)
Deferred income tax benefit	—	1,370

Other comprehensive loss, net of tax	(402)	(3,078)

Comprehensive (loss) income	$(29,004)	$15,349

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating activities
Net (loss) income	$(28,602)	$18,427
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,994	11,803
Provision for doubtful accounts	91	89
Deferred income taxes	(14,043)	482
Excess tax benefits from stock based compensation	—	(372)
Lower of cost or market inventory adjustment	4,372	—
Gain on disposal of assets	(32)	(8)
Foreign currency transaction loss, net	48	23
Stock compensation expense	2,242	2,086
Loss on derivative instruments	12,547	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	63,785	17,701
Inventories	1,871	(7,352)
Prepaid expenses and other current assets	711	680
Long-term prepaid expenses	78	(1,927)
Accounts payable	(6,778)	134
Accrued expenses	(11,648)	(6,235)
Accrued income taxes, net	15,479	8,578

Net cash provided by operating activities	53,115	44,109

Investing activities
Capital expenditures	(22,887)	(38,908)

Net cash used in investing activities	(22,887)	(38,908)

Financing activities
Proceeds from bank borrowings	50,000	—
Dividends paid	(7,682)	(6,945)
Purchase of common stock	(549)	(5,779)
Excess tax benefits from stock based compensation	—	372

Net cash provided by (used in) financing activities	41,769	(12,352)

Effect of exchange rate changes on cash	(152)	(1,001)

Net increase (decrease) in cash and cash equivalents	71,845	(8,152)
Cash and cash equivalents at beginning of period	24,298	94,250

Cash and cash equivalents at end of period	$96,143	$86,098

Supplemental cash flow information

Interest paid	$164	$10

Income taxes paid	$—	$16

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2014.

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

Lower of Cost or Market Inventory Adjustment

During the three-month period ended March 31, 2015, market conditions changed with regard to demand for certain products offered by the Company. The Company evaluated its operations and reviewed the carrying values of long-lived assets and inventories and concluded that certain assets had been impacted by the change in market conditions. The Company concluded that current market prices were below carrying costs for some of its inventories. Consequently, the Company recognized a $4,372 loss in cost of sales to adjust finished goods and raw materials carrying values to the lower market prices.

2.	(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three months ended March 31,
	2015	2014
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(28,602)	$18,427
Effect of reallocating undistributed earnings of participating securities	—	(136)

Net (loss) income available under the two-class method	$(28,602)	$18,291

Denominator:
Denominator for basic (loss) earnings per share — weighted-average shares	22,974,880	22,948,109
Effect of dilutive potential common shares	—	—

Denominator for diluted (loss) earnings per share — adjusted weighted-average shares	22,974,880	22,948,109

Basic (loss) earnings per share	$(1.24)	$0.80

Diluted (loss) earnings per share	$(1.24)	$0.80

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of March 31, 2015, the Company had not yet repurchased any shares under the plan.

4.	Dividends

On January 20, 2015, the Board of Directors declared a cash dividend of $0.33 per common share payable to shareholders of record on February 2, 2015. The dividend was paid on February 17, 2015. On March 17, 2015, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on May 1, 2015. The dividend is payable on May 15, 2015 and is presented in Current Liabilities at March 31, 2015.

5.	Derivative Instruments

Natural gas is used to fire the kilns at the Company’s domestic manufacturing plants. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, the Company enters into contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Contracts are geographic by plant location. Historically, the Company has taken delivery of all natural gas quantities under contract, which exempted the Company from accounting for the contracts as derivative instruments. However, due to the severe decline in industry activity during the first quarter of 2015, the Company significantly reduced production levels and consequently did not take delivery of all of the contracted natural gas quantities. As a result, during the three months ended March 31, 2015, the Company began accounting for relevant contracts as derivative instruments, which requires the gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings. As a result, during the three months ended March 31, 2015, the Company recognized a loss of $12,547 in cost of sales on the recognition of derivative instruments. The cumulative present value losses on these natural gas derivative contracts as of March 31, 2015 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet. At March 31, 2015, the Company has contracted for delivery a total of 11,160,000 MMBtu of natural gas at an average price of $4.57 per MMBtu through December 31, 2018. Contracts covering 9,480,000 MMBtu are now subject to accounting as derivative instruments.

6.	Fair Value Measurements

The Company’s derivative instruments are measured at fair value on a recurring basis. U.S. GAAP establishes a fair value hierarchy that has three levels based on the reliability of the inputs used to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company uses the income approach in determining the fair value of its derivative instruments. The model used considers the difference between our contracted prices and the New York Mercantile Exchange forward strip price as of March 31, 2015 for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate that reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The Company’s gas contract derivatives are included within the Level 2 fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(12,547)	—	(12,547)

Total fair value	$—	$(12,547)	$—	$(12,547)

7.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of March 31, 2015, 544,584 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, nonvested restricted shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the three months ended March 31, 2015 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	147,489	$99.51
Granted	204,395	$33.79
Vested	(62,552)	$101.24
Forfeited	(8,553)	$51.58

Nonvested at March 31, 2015	280,779	$52.74

As of March 31, 2015, there was $11,605 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2015 was $6,333.

The Company made performance-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan with a total Target Award of $818. The amount of awards that will ultimately vest can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1, 2015 through December 31, 2017.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and the 2014 Omnibus Incentive Plan. The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of March 31, 2015, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 12,569 have vested and 2,182 have been forfeited. As of March 31, 2015, there were 5,020 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which none have vested and none have been forfeited. As of March 31, 2015, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan have a total value of $258, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

8.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On October 31, 2014 the Company entered into a third amendment to this credit agreement that (i) extends the maturity date of the credit agreement from July 25, 2018 to October 31, 2019 and (ii) increases the size of the revolving credit facility from $50,000 to $100,000. The Company has the option of choosing either the bank’s fluctuating Base Rate or LIBOR Fixed Rate, plus an Applicable Margin, all as defined in the credit agreement. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. Commitment fees are payable quarterly at an annual rate between 0.375% and 0.50% of the unused line of credit. As of March 31, 2015, the Company’s outstanding debt under the credit agreement was $75,000 and the weighted average interest rate was 2.65% based on LIBOR-based rate borrowings.

9.	Foreign Currencies

As of March 31, 2015, the Company’s net investment that is subject to foreign currency fluctuations totaled $33,011, and the Company has recorded a cumulative foreign currency translation loss of $23,371. This cumulative translation loss is included in, and is the only component of, Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the quarter ended March 31, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on the Company’s net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

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

Subsequent to March 31, 2015, the Company borrowed $20,000 on its existing revolving credit facility. As of April 30, 2015, the balance outstanding on the Company’s revolving credit facility was $95,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CARBO Ceramics Inc. (“we,” “us,” “our” or our “Company”) is an oilfield services technology company that generates revenue primarily through the sale of production enhancement products and services to the oil and natural gas industry. Our principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells. These proppant products include ceramic, resin-coated sand and raw sand. We also provide the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services. In addition, we provide a broad range of technologies for spill prevention, containment and countermeasures.

Our products and services help oil and gas producers increase production and recovery rates from their wells, thereby lowering overall finding and development costs. As a result, our business is dependent to a large extent on the level of drilling and hydraulic fracturing activity in the oil and gas industry worldwide. Gross margin for our ceramic proppant business is principally impacted by sales volume, product mix, sales price, distribution costs, manufacturing costs, including natural gas, and our production levels as a percentage of our capacity.

In 2012, we expanded our resin coating operations and also began processing raw sand for use in resin coating operations. In 2013, we began selling raw frac sand. Resin coated sand and raw frac sand products sell at much lower prices and with lower gross margins than our ceramic proppant. While gross (loss) profit is generally not materially impacted by the sale of these products, given the current level of sales volumes of raw frac sand and resin coated sand compared to ceramic proppant, our overall gross margin as a percent of revenues and the overall selling price for our proppants can be impacted. In 2014, our gross margin was also impacted by spending on the development of our new KRYPTOSPHERE™ proppant technology and preparations for its commercialization.

In late June 2014, we completed the first proppant production line at our new Millen, Georgia facility. In addition, during 2014, we began construction of a second production line in Millen, Georgia. Due to current market conditions, completion of the second line at the manufacturing facility in Millen, Georgia has been temporarily suspended. The retrofit of an existing plant to produce KRYPTOSPHERE is scheduled for completion during the third quarter of 2015.

Industry Conditions

In late 2014 and early 2015, a severe decline in oil prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. These low oil prices are expected to continue for the foreseeable future and will likely negatively impact both pricing and demand for ceramic proppants. In addition, a growing number of exploration and production (“E&P”) operators are using raw frac sand in place of ceramic proppant, and some of our clients’ pad well completions were delayed. These events, along with an oversupplied ceramic proppant market and low oil and natural gas prices, drove lower prices for our proppants. During the first quarter of 2015, we implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across our organization, lowering our production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends. As a result of these measures, we temporarily idled production and furloughed employees at domestic manufacturing plants and mothballed our manufacturing plant in McIntyre, Georgia. In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants.

Furthermore, conditions in the North American oil and natural gas market also negatively impacted the proppant market inside China. Proppant manufacturers in China experienced excess production capacity due to market conditions in North America. As a result, we recognized an impairment charge on our long-lived assets in China and wrote down the value of certain inventories in China down to lower market prices during the second half of 2014, and further wrote down the value of certain of our finished goods and raw materials in China down to lower market prices during the first quarter of 2015. We mothballed our plant in China during the first quarter of 2015 and do not expect to resume operations at this facility in the foreseeable future. Upon substantial liquidation of our China entity, we will recognize a non-cash gain from realizing our China-related cumulative foreign currency translation adjustment (“CTA”). As of March 31, 2015, the China-related CTA had an unrealized gain of $9.4 million.

Although most direct manufacturing costs have been relatively stable or predictable over time, the cost of natural gas, which is used in production by our domestic manufacturing facilities, is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, we enter into natural gas contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Due to the severe decline in industry activity during the first quarter of 2015, we reduced our level of proppant production and did not take delivery of all of the contracted natural gas quantities. As a result, we began to account for relevant contracts as derivative instruments and recorded a loss on these contracts of $12.5 million.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2014, our critical accounting policies included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in our annual report on Form 10-K for the year ended December 31, 2014.

During the quarter ended March 31, 2015, we added a critical accounting policy for accounting for derivative instruments. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, we enter into natural gas contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Historically, we had taken delivery of all natural gas quantities under contract, which exempted us from accounting for the contracts as derivative instruments. However, due to the severe market decline during the first quarter of 2015, we did not take delivery of all of the contracted natural gas quantities. As a result, we began accounting for relevant contracts as derivative instruments, which requires us to recognize the gas contracts as either assets or liabilities at fair value with an offsetting entry in earnings.

We also revised our critical accounting policy for inventory. We expense fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. As a result of low production levels and idled facilities, we expensed $8.4 million in production costs during the quarter ended March 31, 2015.

There have been no other changes in our evaluation of our critical accounting policies since December 31, 2014.

Results of Operations

Three Months Ended March 31, 2015

Revenues. Revenues of $73.7 million for the first quarter of 2015 decreased 50% compared to $148.6 million for the same period in 2014. The decrease was mainly attributable to a decrease in ceramic proppant and resin coated sand sales volumes, partially offset by an increase in Northern White Sand sales volumes. The decline in ceramic sales volume was largely attributable to a depressed commodity price for oil and the resulting negative impact on industry activity levels, combined with a growing number of E&P operators using raw frac sand, which sells at a much lower price and has a lower profit margin than ceramic proppant and is having a negative impact on demand for ceramic proppant. Our worldwide proppant sales volumes and average selling price per pound in the first quarter of 2015 compared to the same period in 2014 were as follows:

Proppant Sales	Three months ended March 31,
(Volumes in million lbs)	2015		2014
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	177	$0.29	373	$0.33
Resin Coated Sand	9	0.22	48	0.22
Northern White Sand	343	0.03	157	0.03

Total	529	$0.12	578	$0.24

North American (defined as Canada and U.S.) proppant sales volume decreased 7% in the three months ended March 31, 2015 compared to the same period in 2014, on lower sales of ceramic and resin coated sand offset by higher sales of Northern White Sand. North American ceramic proppant sales volume decreased 59%. International (excluding Canada) sales volumes decreased 26%.

Primarily due to the change in product mix and a 12% decline in the average selling price of ceramic proppant, the average selling price per pound of all proppant was $0.12 during the first quarter of 2015 compared to $0.24 for the same period in 2014. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross (Loss) Profit. Gross loss for the first quarter of 2015 was $26.0 million, or 35% of revenues, compared to gross profit of $44.4 million, or 30% of revenues, for the same period in 2014. The decrease in gross (loss) profit was primarily the result of lower ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we recorded a $12.5 million loss on natural gas derivative instruments, and expensed $8.4 million in production costs as a result of low production levels, and idled facilities. Gross (loss) profit was further reduced by $4.7 million in severance costs incurred as a result of the reductions in workforce during the first quarter of 2015 and a $4.4 million adjustment in cost of sales to reduce the value of certain inventories down to lower market prices.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $16.5 million for the first quarter of 2015 compared to $17.0 million for the same period in 2014. As a percentage of revenues, SG&A and other operating expenses increased to 22.4% in the first quarter of 2015 compared to 11.4% for the same period in 2014, primarily due to the decrease in revenues. While we took actions during the first quarter of 2015 to reduce our cost base, these actions were partially offset by $1.3 million in severance costs.

Income Tax (Benefit) Expense. Income tax benefit was $14.0 million, or 32.9% of pretax loss, for the first quarter of 2015 compared to income tax expense of $9.1 million, or 33.0% of pretax income, for the same period last year.

Outlook

During the first quarter of 2015, we took significant steps to reduce future costs and align production levels with lower customer demands resulting from the severe decline in the oil and natural gas industry. The timing and magnitude of an industry recovery is uncertain. The typical cost-cutting reaction by E&P operators is underway, as evidenced by the sharp reduction in industry activity during the first quarter of 2015. We are seeing two cost reduction actions by E&P operators that negatively impact our business. First, some wells are drilled but not completed and second, some wells are completed with low conductivity proppant.

The impact on the entire ceramic proppant industry has been severe, leading other domestic proppant suppliers to make similar decisions to mothball and idle ceramic proppant manufacturing capacity. While imports have declined significantly compared to the fourth quarter of 2014, inventory levels of low quality imported ceramic proppant still remain a factor in causing the intense price competition that we are currently experiencing.

With the industry focus primarily on cost reduction, near term visibility for ceramic proppant demand is limited. We will manage through this down-cycle with a focus on cash preservation and cost reduction to provide financial flexibility. This strategy includes idling capacity to further reduce inventory levels, and thus we expect further under-absorption and idling costs to impact our financials in the second quarter of 2015.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $96.1 million compared to cash and cash equivalents of $24.3 million at December 31, 2014. During the first quarter of 2015, we generated $53.1 million of cash from operating activities and borrowed $50.0 million on our line of credit. Uses of cash included $22.9 million for capital expenditures, $7.7 million for the payment of cash dividends, and $0.5 million for purchases of our common stock.

Subject to its financial condition, the amount of funds generated from operations and the level of capital expenditures, our current intention is to continue to pay quarterly dividends to holders of our common stock. On March 17, 2015, our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to common shareholders as of May 1, 2015. The dividend is payable on May 15, 2015. We estimate that our total capital expenditures for the remainder of 2015 will be between $25.0 million and $35.0 million, which primarily include costs associated with retrofitting an existing plant with the new KRYPTOSPHERE proppant technology.

We maintain a $100.0 million unsecured line of credit with a bank that matures in July 2018. As of March 31, 2015, our outstanding debt under the credit agreement was $75.0 million. As of April 30, 2015, our outstanding debt under the credit agreement was $95.0 million. We anticipate that our cash on hand and cash provided by operating activities will be sufficient to meet planned operating expenses, capital expenditures and other cash needs for the next 12 months. This line of credit is subject to compliance with the covenants in the underlying credit agreement, some of which depend on our future operating performance and cash flow. These factors are in turn subject to prevailing oil and gas prices, economic conditions and other factors, many of which are beyond our control. Specifically, the financial covenants in the credit agreement require us to maintain:

•	a minimum tangible net worth of $370.0 million, plus (1) 50% of consolidated net income from each quarter ending on or after March 31, 2010 and (ii) 100% of any equity issuance proceeds after the effective date of the agreement;

•	a maximum leverage ratio of 2.50 to 1.0; and

•	a fixed charge coverage ratio of 1.50 to 1.0.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement. While we were in compliance with these covenants for the quarter ended March 31, 2015, there can be no assurance that we will remain in compliance in future quarters.

We have begun conversations with our bank about possible adjustments to the covenants and other terms and conditions of our credit agreement, including potential covenant waivers, to provide additional flexibility during this down-cycle. We could also seek to acquire additional debt financing, if needed, although there can be no assurance that we would be able to attain such financing on favorable terms, or at all.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the federal securities laws. All forward-looking statements are based on management’s current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Among these factors are:

•	changes in overall economic conditions;

•	changes in the demand for, or price of, oil and natural gas;

•	changes in the cost of raw materials and natural gas used in manufacturing our products;

•	risks related to our ability to access needed cash and capital;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	our ability to manage distribution costs effectively;

•	changes in demand and prices charged for our products;

•	risks of increased competition;

•	technological, manufacturing and product development risks;

•	our dependence on and loss of key customers and end users;

•	changes in foreign and domestic government regulations, including environmental restrictions on operations and regulation of hydraulic fracturing;

•	changes in foreign and domestic political and legislative risks;

•	risks of war and international and domestic terrorism;

•	risks associated with foreign operations and foreign currency exchange rates and controls; and

•	weather-related risks and other risks and uncertainties.

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Please see the discussion set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through foreign currency fluctuations that could impact our investments in China and Russia. As of March 31, 2015, our net investments subject to foreign currency fluctuations totaled $33.0 million and we have recorded cumulative foreign currency translation loss of $23.4 million. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on our net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices. At March 31, 2015, we have contracted for delivery a total of 11,160,000 MMBtu of natural gas at an average price of $4.57 per MMBtu through December 31, 2018.

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

As of March 31, 2015, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended March 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
01/01/15 to 01/31/15	—		—	—	2,000,000
02/01/15 to 02/28/15	16,696		$32.78	—	2,000,000
03/01/15 to 03/31/15	57		$30.59	—	2,000,000

Total	16,753	(2)		—

(1)	On January 28, 2015, we announced the authorization by our Board of Directors for the repurchase of up to two million shares of our Common Stock.
(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Form of Performance-Based Cash Award Agreement for 2014 CARBO Ceramics Inc. Omnibus Incentive Plan.

10.2	Second Amendment to Lease, effective as of March 1, 2015, by and between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: April 30, 2015

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Form of Performance-Based Cash Award Agreement for 2014 CARBO Ceramics Inc. Omnibus Incentive Plan.

10.2	Second Amendment to Lease, effective as of March 1, 2015, by and between I-10 EC Corridor #2 Limited Partnership and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.