Form 10-Q
period 2015-06-30
CARBO CERAMICS INC
filed 2015-07-30
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, 23,293,541 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$106,584	$24,298
Trade accounts and other receivables, net	69,047	132,573
Inventories:
Finished goods	89,893	106,941
Raw materials and supplies	26,430	37,502

Total inventories	116,323	144,443
Prepaid expenses and other current assets	6,164	5,241
Prepaid income taxes	2,067	19,708
Deferred income taxes	37,012	11,348

Total current assets	337,197	337,611

Property, plant and equipment:
Land and land improvements	42,748	40,921
Land-use and mineral rights	19,877	19,877
Buildings	76,725	74,911
Machinery and equipment	634,101	627,517
Construction in progress	129,135	109,378

Total	902,586	872,604
Less accumulated depreciation and amortization	328,120	303,888

Net property, plant and equipment	574,466	568,716

Goodwill	12,164	12,164
Intangible and other assets, net	20,872	15,735

Total assets	$944,699	$934,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$95,000	$25,000
Accounts payable	13,334	22,922
Accrued payroll and benefits	5,045	12,466
Accrued freight	2,310	5,925
Accrued utilities	1,602	3,714
Derivative instruments	5,941	—
Other accrued expenses	10,269	7,388

Total current liabilities	133,501	77,415

Deferred income taxes	82,905	80,754
Derivative instruments	5,017	—
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,293,541 and 23,092,674 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	233	231
Additional paid-in capital	62,116	59,297
Retained earnings	683,333	739,498
Accumulated other comprehensive loss	(22,406)	(22,969)

Total shareholders’ equity	723,276	776,057

Total liabilities and shareholders’ equity	$944,699	$934,226

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$73,252	$176,561	$146,999	$325,125
Cost of sales	83,554	122,913	183,299	227,113

Gross (loss) profit	(10,302)	53,648	(36,300)	98,012
Selling, general and administrative and other operating expenses	14,615	18,728	31,129	35,681
Start-up costs	—	811	—	811

Operating (loss) profit	(24,917)	34,109	(67,429)	61,520

Other (expense) income, net	(4)	200	(136)	292

(Loss) income before income taxes	(24,921)	34,309	(67,565)	61,812
Income tax (benefit) expense	(7,917)	11,292	(21,959)	20,368

Net (loss) income	$(17,004)	$23,017	$(45,606)	$41,444

(Loss) earnings per share:
Basic	$(0.74)	$1.00	$(1.98)	$1.79

Diluted	$(0.74)	$1.00	$(1.98)	$1.79

Other information:
Dividends declared per common share (See Note 4)	$—	$—	$0.43	$0.60

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income	$(17,004)	$23,017	$(45,606)	$41,444

Other comprehensive income (loss):
Foreign currency translation adjustment	965	2,432	563	(2,016)
Deferred income tax (expense) benefit	—	(664)	—	706

Other comprehensive income (loss), net of tax	965	1,768	563	(1,310)

Comprehensive (loss) income	$(16,039)	$24,785	$(45,043)	$40,134

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Operating activities
Net (loss) income	$(45,606)	$41,444
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,006	23,706
Provision for doubtful accounts	201	246
Deferred income taxes	(23,512)	2,485
Excess tax benefits from stock based compensation	—	(372)
Lower of cost or market and other inventory adjustments	4,372	—
Gain on disposal of assets	(163)	(191)
Foreign currency transaction loss (gain), net	49	(26)
Stock compensation expense	4,457	4,454
Loss on derivative instruments	10,958	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	63,418	(6,726)
Inventories	17,647	(2,074)
Prepaid expenses and other current assets	(866)	(3,316)
Long-term other assets	801	500
Accounts payable	(5,072)	4,348
Accrued expenses	(10,304)	(4,875)
Accrued income taxes, net	16,064	(2,099)

Net cash provided by operating activities	59,450	57,504

Investing activities
Capital expenditures	(36,660)	(85,487)

Net cash used in investing activities	(36,660)	(85,487)

Financing activities
Proceeds from bank borrowings	70,000	—
Dividends paid	(10,009)	(13,876)
Purchase of common stock	(549)	(5,779)
Excess tax benefits from stock based compensation	—	372

Net cash provided by (used in) financing activities	59,442	(19,283)

Effect of exchange rate changes on cash	54	(605)

Net increase (decrease) in cash and cash equivalents	82,286	(47,871)
Cash and cash equivalents at beginning of period	24,298	94,250

Cash and cash equivalents at end of period	$106,584	$46,379

Supplemental cash flow information

Interest paid	$674	$3

Income taxes paid	$—	$17,153

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

In late 2014 and early 2015, a severe decline in oil prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. During the three month period ended March 31, 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across the organization, lowering production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends. As a result of these measures, the Company temporarily idled production and furloughed employees at the Toomsboro and Millen, Georgia manufacturing plants and mothballed the manufacturing plants in McIntyre, Georgia and Luoyang, China. Temporarily idled facilities are expected to remain closed for a short period of time, generally less than one year. Mothballed facilities are expected to remain closed for one year or longer. The accounting treatment is the same for both temporarily idled and mothballed facilities, except that mothballed assets are evaluated for possible impairment while temporarily idled assets are not necessarily assessed for impairment. The Company continues to depreciate both temporarily idled and mothballed assets.

Prior to June 30, 2015, production resumed at both of the temporarily idled facilities. The facility in Toomsboro, Georgia is the Company’s largest manufacturing facility. Currently, one of its four manufacturing lines is producing products and, as such, production levels are running at approximately 25% of the stated capacity of this facility. Production levels at the Millen, Georgia and Eufaula, Alabama facilities are currently running near stated capacities of those facilities. Mothballed plants remained closed.

Lower of Cost or Market and Other Inventory Adjustments

During the three-month period ended March 31, 2015, the Company reviewed the carrying values of all inventories and concluded that certain inventories in China had been impacted by changes in market conditions. Current market prices had fallen below carrying costs for certain inventories. Consequently, the Company recognized a $3,887 loss in cost of sales, to adjust finished goods and raw materials carrying values to the lower market prices on inventories inside China. The adjustments were based on current market prices for these or similar products, as determined by actual sales, bids, and/or quotes from third parties. The Company again reviewed the carrying values of all inventories as of June 30, 2015 and concluded that no further adjustments were warranted as of that time. In addition, during the three month period ended March 31, 2015, the Company recognized a $485 loss in cost of sales as a result of other inventory adjustments unrelated to lower of cost or market issues.

Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling and mothballing certain facilities, the component of the Company’s accounting policy for inventory relating to operating at production levels below normal capacity was triggered and resulted in certain production costs being expensed instead of being capitalized into inventory. The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. The Company expensed $19,629 in production costs during the six month period ended June 30, 2015. There were no such costs in the prior year period.

Long-lived assets impairment considerations

At the time the manufacturing facility in McIntyre, Georgia was mothballed, the Company conducted an interim impairment analysis of the related long-lived assets. Pursuant to that analysis, the Company determined that the projected gross cash flows attributable to the facility substantially exceed the carrying value of the assets; therefore, the Company concluded that there was no impairment and further that impairment would not be reasonably possible in the near term. At the time the manufacturing facility was mothballed in Luoyang, China, the Company did not conduct an interim impairment analysis because an impairment charge was recorded in 2014 that reduced the value of the related long-lived assets to net salvage value. The Company does not necessarily assess temporarily idled assets for impairment unless events or circumstances indicate their carrying amounts might not be recoverable.

The Company tests goodwill on an annual basis as of December 31 of each year. The 2014 impairment analysis considered industry conditions that were developing into early 2015 as a result of the severe decline in oil prices. The Company concluded that there was no impairment to goodwill as of December 31, 2014. The Company will also test goodwill for impairment in interim periods in which events occur or circumstances arise that could indicate that the carrying amounts of goodwill may not be recoverable. During 2015, no new events or circumstances were noted that would suggest the need to retest goodwill for impairment.

2.	(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(17,004)	$23,017	$(45,606)	$41,444
Effect of reallocating undistributed earnings of participating securities	—	(154)	—	(290)

Net (loss) income available under the two-class method	$(17,004)	$22,863	$(45,606)	$41,154

Denominator:
Denominator for basic (loss) earnings per share—weighted-average shares	22,999,157	22,947,957	22,987,086	22,948,032
Effect of dilutive potential common shares	—	—	—	—

Denominator for diluted (loss) earnings per share—adjusted weighted-average shares	22,999,157	22,947,957	22,987,086	22,948,032

Basic (loss) earnings per share	$(0.74)	$1.00	$(1.98)	$1.79

Diluted (loss) earnings per share	$(0.74)	$1.00	$(1.98)	$1.79

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of June 30, 2015, the Company had not yet repurchased any shares under the plan.

4.	Dividends Paid

On March 17, 2015, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on May 1, 2015. The dividend was paid on May 15, 2015. On July 21, 2015, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on August 3, 2015. This dividend is payable on August 17, 2015.

5.	Natural Gas Derivative Instruments

Natural gas is used to fire the kilns at the Company’s domestic manufacturing plants. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, the Company enters into contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Contracts are geographic by plant location. Historically, the Company has taken delivery of all natural gas quantities under contract, which exempted the Company from accounting for the contracts as derivative instruments. However, due to the severe decline in industry activity in early 2015, the Company significantly reduced production levels and consequently did not take delivery of all of the contracted natural gas quantities. As a result, the Company began to account for relevant contracts as derivative instruments.

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings. The Company uses the income approach in determining the fair value of these derivative instruments. The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The discount rate had an immaterial impact on the fair value of the contracts for the six months ended June 30, 2015. The last natural gas contract will expire in December 2018. As a result, during the six months ended June 30, 2015, the Company recognized a loss on derivative instruments of $12,605 in cost of sales. The cumulative present value of the losses on these natural gas derivative contracts as of June 30, 2015 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At June 30, 2015, the Company has contracted for delivery a total of 10,080,000 MMBtu of natural gas at an average price of $4.57 per MMBtu through December 31, 2018. Contracts covering 8,520,000 MMBtu are subject to accounting as derivative instruments. Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains. Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives. The historical average NYMEX natural gas contract settlement prices for the quarters ended June 30, 2015 and 2014 were $2.64 MMBtu and $4.67 MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within the Level 2 fair value hierarchy. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(10,958)	—	(10,958)

Total fair value	$—	$(10,958)	$—	$(10,958)

7.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of June 30, 2015, 518,320 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, nonvested restricted shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the six months ended June 30, 2015 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	147,489	$99.51
Granted	225,487	$34.62
Vested	(62,594)	$101.23
Forfeited	(25,514)	$51.50

Nonvested at June 30, 2015	284,868	$52.07

As of June 30, 2015, there was $11,263 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the six months ended June 30, 2015 was $6,336.

The Company made performance-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan with a total Target Award of $753, as of June 30, 2015. The amount of awards that will ultimately vest can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1, 2015 through December 31, 2017.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and the 2014 Omnibus Incentive Plan. The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of June 30, 2015, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 12,569 have vested and 2,590 have been forfeited. As of June 30, 2015, there were 5,020 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which none have vested and none have been forfeited. As of June 30, 2015, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan have a total value of $335, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

8.	Bank Borrowings

The Company has an unsecured revolving credit agreement with a bank. On July 27, 2015, the Company entered into a fourth amendment to this credit facility that, among other items, (i) reduced the size of the revolving credit facility from $100,000 to $90,000; (ii) secures borrowings with a blanket lien on substantially all of the Company’s accounts receivable and inventories; (iii) prohibits the Company from granting security interests in the Company’s fixed assets and real property; (iv) sets interest at LIBOR plus 4.00%; (v) sets the maturity date as December 31, 2018; and (vi) waives compliance with the maximum leverage ratio and fixed charge ratio covenants through December 31, 2016. Additionally, the fourth amendment added covenants which (i) requires a minimum assets coverage ratio of 1.25 to 1.0 calculated on a monthly basis and (ii) limits capital expenditures to $65,000 annually through December 31, 2016, subject to maintaining proforma liquidity of $15,000. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. As of June 30, 2015, the Company’s outstanding debt under the credit agreement was $95,000 and the weighted average interest rate was 2.75% based on LIBOR-based rate borrowings. In July 2015, the Company repaid $7,000 of borrowings under this facility. As of July 30, 2015, the Company’s outstanding debt under the credit agreement was $88,000.

9.	Foreign Currencies

As of June 30, 2015, the Company’s net investment that is subject to foreign currency fluctuations totaled $34,285, and the Company has recorded a cumulative foreign currency translation loss of $22,406. This cumulative translation loss is included in, and is the only component of, Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the six-months ended June 30, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on the Company’s net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

10.	New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330),” (“ASU 2015-11”) which amends and simplifies the measurement of inventory. The main provisions of the standard require that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). ASU 2015-11 will be effective for the interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” (“ASU 2015-03”) which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense. ASU 2015-03 will be effective for the interim and annual periods beginning after December 15, 2015 with early adoption permitted. The new standard must be applied on a retroactive basis, and the Company will be required to comply with the applicable disclosures for a change in accounting principle. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU 2014-08”) which amends the reporting requirements of discontinued operations. The main provisions of the guidance require that a disposal of a component of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The Company adopted this guidance as of January 1, 2015. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

12.	Subsequent Events

In July 2015, the Company amended its credit agreement as described in Note 8 and repaid $7,000 of borrowings. As of July 30, 2015, the balance outstanding on the Company’s revolving credit facility was $88,000.

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

In 2012, we expanded our resin coating operations and also began processing raw sand for use in resin coating operations. In 2013, we began selling raw frac sand. Resin coated sand and raw frac sand products sell at much lower prices and with lower gross margins than our ceramic proppant. While gross (loss) profit is generally not materially impacted by the sale of these products, given the current level of sales volumes of raw frac sand and resin coated sand compared to ceramic proppant, our overall gross margin as a percent of revenues and the overall selling price for our proppants can be impacted. In 2014, our gross margin was also impacted by spending on the development of our new KRYPTOSPHERETM proppant technology and preparations for its commercialization.

In June 2014, we completed the first proppant production line at our new Millen, Georgia facility. In addition, during 2014, we began construction of a second production line in Millen, Georgia. Due to current market conditions, completion of the second line at the manufacturing facility in Millen, Georgia has been temporarily suspended. As of June 30, 2015, the value of the temporarily suspended assets relating to the second production line at Millen totaled approximately 50% of the Company’s total construction in progress and we estimate that the second line is approximately 90% complete. Subject to changes in market conditions, we currently expect to complete construction of the second production line and commence production prior to the end of 2016. The retrofit of the first phase of an existing plant to produce KRYPTOSPHERE is scheduled for completion during the third quarter of 2015.

Industry Conditions

In late 2014 and early 2015, a severe decline in oil prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. We expect that these low oil prices will continue for the foreseeable future and will continue to negatively impact both pricing and demand for ceramic and sand-based proppants. During the second quarter of 2015, the average price of WTI crude oil fell 44% to $57.84 per barrel compared to $103.35 per barrel in the second quarter of 2014. The average United States rig count fell 51% in the second quarter of 2015 to 909 rigs compared to 1,852 rigs in the second quarter of 2014. In addition, exploration and production (“E&P”) operators used more raw frac sand in place of ceramic proppant when compared to the first half of 2014. These events, along with an oversupplied ceramic proppant market and low oil and natural gas prices, drove lower average prices for our proppants during the second quarter of 2015, when compared both with the first quarter and with the second quarter of 2014.

Beginning in the first quarter of 2015, we implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across our organization, lowering our production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends. As a result of these measures, in the United States, we idled production (including furloughing employees) at the Toomsboro and Millen, Georgia manufacturing plants for approximately 90 days and mothballed our manufacturing plant in McIntyre, Georgia. During the second quarter of 2015, production resumed at both of the temporarily idled facilities. However, only one of the four manufacturing lines at the Toomsboro, Georgia plant was producing products as of June 30, 2015, and, as such, production levels are running at approximately 25% of the stated capacity of this facility.

Production levels at the Millen, Georgia and Eufaula, Alabama facilities are running within the normal capacity ranges of those facilities. In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants.

Furthermore, conditions in the North American oil and natural gas market also negatively impacted the proppant market inside China. Proppant manufacturers in China experienced excess production capacity due to market conditions in North America. As a result, we recognized an impairment charge on our long-lived assets in China and wrote down the value of certain inventories in China down to lower market prices during the second half of 2014, and further wrote down the value of certain of our finished goods and raw materials in China down to lower market prices during the first quarter of 2015. As of June 30, 2015, the value of our inventories inside China totaled $5.1 million. We mothballed our plant in China during the first quarter of 2015 and do not expect to resume operations at this facility in the foreseeable future. We are actively working to sell remaining inventories in China. While production activities ceased and production related employees have been terminated, we continue to retain sales, logistics, and administrative staff in China. Upon substantial liquidation of our China entity, we will recognize a non-cash gain from realizing our China-related cumulative foreign currency translation adjustment (“CTA”). We are still evaluating alternatives for the possible disposition of these China assets, and we intend to hold these assets until this evaluation is complete. As of June 30, 2015, the China-related CTA had an unrealized gain of $9.4 million.

Although most direct manufacturing costs have been relatively stable or predictable over time, the cost of natural gas, which is used in production by our domestic manufacturing facilities, is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, we enter into natural gas contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Due to the severe decline in industry activity early in 2015, we reduced our level of proppant production and did not take delivery of all of the contracted natural gas quantities. As a result, we began to account for relevant contracts as derivative instruments and have recorded a loss on these contracts of $12.6 million for the six month period ended June 30, 2015.

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

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. During early 2015, we temporarily idled production and furloughed employees at our Toomsboro and Millen, Georgia manufacturing plants (both for approximately 90 days) and mothballed our manufacturing plants in McIntyre, Georgia and Luoyang, China. Temporarily idled facilities are expected to remain closed for a short period of time, generally less than one year. Mothballed facilities are expected to remain closed for one year or longer. The accounting treatment is the same for both temporarily idled and mothballed facilities, except that mothballed assets are evaluated for possible impairment while temporarily idled assets are not necessarily assessed for impairment. In the instances of idling both the Toomsboro and Millen, Georgia plants in early 2015 for approximately 90 days each, we did not assess the temporarily idled assets for impairment because such short-term stoppages of production were designed to temporarily reduce inventory levels and as such did not significantly impact the long-term expected cash flows of the plants. We continue to depreciate both temporarily idled and mothballed assets.

At the time the manufacturing facility in McIntyre, Georgia was mothballed, we conducted an interim impairment analysis of the related long-lived assets. Key assumptions used in the analysis included: 1) the plant would remain closed for two years; 2) in year 3 production would start-up at 50% of capacity and thereafter return to production levels within normal capacity; and 3) market pricing would be similar to lower 2015 levels, thus conservatively reducing expected gross profit and thus cash flows. Pursuant to that analysis, we determined that the projected gross cash flows attributable to the facility substantially exceed the carrying value of the assets; therefore, we concluded that there was no impairment and further that impairment would not be reasonably possible in the near term. At the time the manufacturing facility was mothballed in Luoyang, China, we did not conduct an interim impairment analysis because an impairment charge was recorded in 2014 that reduced the value of the related long-lived assets to net salvage value.

During the quarter ended March 31, 2015, we identified an existing accounting policy as critical related to the accounting for derivative instruments as a result of not taking delivery of all of our contracted natural gas quantities. We began accounting for relevant natural gas contracts as derivative instruments, which requires us to recognize the gas contracts as either assets or liabilities at fair value with an offsetting entry in earnings. We use the income approach in determining the fair value of our derivative instruments. The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The discount rate had an immaterial impact on the fair value of the contracts for the six months ended June 30, 2015. The last natural gas contract will expire in December 2018. During the six month period ended June 30, 2015, we recognized a loss on derivative instruments of $12.6 million in cost of sales. Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains. Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts subject to accounting as derivatives. As of June 30, 2015, gas contracts covering 8,520,000 MMBtu are subject to accounting as derivative instruments.

During the quarter ended March 31, 2015, low production levels triggered the component of our inventory accounting policy relating to operating at production levels below normal capacity. Accordingly, we added disclosure of this component of our inventory accounting policy to the critical accounting policies disclosures set forth in our Form 10-Q for that quarter. We expense fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. As a result of low production levels and idled and mothballed facilities, we expensed $19.6 million of production costs during the six month period ended June 30, 2015.

There have been no other changes during the six months ended June 30, 2015 in our evaluation of our critical accounting policies since December 31, 2014.

Results of Operations

Three Months Ended June 30, 2015

Revenues. Revenues of $73.3 million for the second quarter of 2015 decreased 59% compared to $176.6 million for the same period in 2014. The decrease was mainly attributable to a decrease in ceramic proppant and resin coated sand sales volumes in conjunction with market-driven reductions in the average selling prices. The decline in ceramic sales volume was largely attributable to a depressed commodity price for oil and the resulting negative impact on industry activity levels, combined with an increased number of E&P operators using raw frac sand, which sells at a much lower price and has a lower profit margin than ceramic proppant and is having a negative impact on demand for ceramic proppant. Our worldwide proppant sales volumes and average selling price per pound in the second quarter of 2015 compared to the same period in 2014 were as follows:

Proppant Sales	Three months ended June 30,
(Volumes in million lbs)	2015		2014
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	190	$0.30	454	$0.33
Resin Coated Sand	10	0.15	43	0.21
Northern White Sand	258	0.03	271	0.03

Total	458	$0.14	768	$0.21

North American (defined as Canada and U.S.) proppant sales volume decreased 38% in the three months ended June 30, 2015 compared to the same period in 2014, due in large part to the effect of the declining industry conditions on sales of ceramic proppant and resin coated sand. North American ceramic proppant sales volume decreased 60%. International (excluding Canada) ceramic proppant sales volumes decreased 46%.

Primarily due to the change in product mix and a 9% decline in the average selling price of ceramic proppant, the average selling price per pound of all proppant was $0.14 during the second quarter of 2015 compared to $0.21 for the same period in 2014. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross (Loss) Profit. Gross loss for the second quarter of 2015 was $10.3 million, or 14% of revenues, compared to gross profit of $53.6 million, or 30% of revenues, for the same period in 2014. The decrease in gross (loss) profit was primarily the result of lower ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we expensed $11.2 million in production costs as a result of low production levels and idled and mothballed facilities. We expect to incur these types of expenses in the future until our production levels return to normal capacity.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-Up Costs. SG&A and other operating expenses totaled $14.6 million for the second quarter of 2015 compared to $18.7 million for the same period in 2014. The decrease in SG&A expense is largely attributable to cost cutting measures implemented in early 2015. As a percentage of revenues, SG&A and other operating expenses increased to 20.0% in the second quarter of 2015 compared to 10.6% for the same period in 2014, primarily due to the decrease in revenues. Start-up costs of $0.8 million in the second quarter of 2014 related to the start-up of the first production line at the new manufacturing facility in Millen, Georgia.

Income Tax (Benefit) Expense. Income tax benefit was $7.9 million, or 31.8% of pretax loss, for the second quarter of 2015 compared to income tax expense of $11.3 million, or 32.9% of pretax income, for the same period last year.

Six Months Ended June 30, 2015

Revenues. Revenues of $147.0 million for the six months ended June 30, 2015 decreased 55% compared to $325.1 million for the same period in 2014. The decrease was mainly attributable to a decrease in ceramic proppant and resin coated sand sales volumes, in conjunction with market-driven reductions in the average selling prices, partially offset by an increase in Northern White Sand sales volumes. The decline in ceramic sales volume was largely attributable to a depressed commodity price for oil and the resulting negative impact on industry activity levels, combined with an increased number of E&P operators using raw frac sand, which sells at a much lower price and has a lower profit margin than ceramic proppant and is having a negative impact on demand for ceramic proppant. Our worldwide proppant sales volumes and average selling price per pound for the six months ended June 30, 2015 compared to the same period in 2014 were as follows:

Proppant Sales	Six months ended June 30,
(Volumes in million lbs)	2015		2014
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	367	$0.30	827	$0.33
Resin Coated Sand	19	0.18	91	0.21
Northern White Sand	601	0.03	429	0.03

Total	987	$0.13	1,347	$0.22

North American (defined as Canada and U.S.) proppant sales volume decreased 24% in the six months ended June 30, 2015 compared to the same period in 2014, due in large part to the effect of the declining industry conditions on sales of ceramic proppant and resin coated sand, partially offset by higher sales of Northern White Sand. North American ceramic proppant sales volume decreased 60%. International (excluding Canada) ceramic proppant sales volumes decreased 28%.

Primarily due to the change in product mix and a 9% decline in the average selling price of ceramic proppant, the average selling price per pound of all proppant was $0.13 during the six months ended June 30, 2015 compared to $0.22 for the same period in 2014. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross (Loss) Profit. Gross loss for the six months ended June 30, 2015 was $36.3 million, or 25% of revenues, compared to gross profit of $98.0 million, or 30% of revenues, for the same period in 2014. The decrease in gross (loss) profit was primarily the result of lower ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we recorded a $12.6 million loss on natural gas derivative instruments, and expensed $19.6 million in production costs as a result of low production levels and idled and mothballed facilities. We expect to incur these types of expenses in the future until our production levels return to normal capacity. Gross (loss) profit was further reduced by $4.8 million in severance costs incurred as a result of the reductions in workforce and $4.4 million of adjustments in cost of sales, primarily to reduce the value of certain inventories down to lower market prices on inventories in China.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-up Costs. SG&A and other operating expenses totaled $31.1 million for the six months ended June 30, 2015 compared to $35.7 million for the same period in 2014. As a percentage of revenues, SG&A and other operating expenses increased to 21.2% in the six months ended June 30, 2015 compared to 11.0% for the same period in 2014, primarily due to the decrease in revenues. While we took actions early in 2015 to reduce our cost base, the cost savings from these actions were partially offset by $1.5 million in SG&A related severance costs. Start-up costs of $0.8 million in the six months ended June 30, 2014 related to the start-up of the first production line at the new manufacturing facility in Millen, Georgia.

Income Tax (Benefit) Expense. Income tax benefit was $22.0 million, or 32.5% of pretax loss, for the six months ended June 30, 2015 compared to income tax expense of $20.4 million, or 33.0% of pretax income, for the same period last year.

Outlook

During the first quarter of 2015, we took significant steps to reduce future costs and align production levels with lower customer demands resulting from the severe decline in the oil and natural gas industry. The timing and magnitude of an industry recovery is uncertain. The typical cost-cutting reaction by E&P operators was significant, as evidenced by the sharp reduction in industry activity. The impact on the entire ceramic proppant industry has been severe, leading other domestic proppant suppliers to make similar decisions to mothball and idle ceramic proppant manufacturing capacity. While U.S. imports of ceramic proppant have declined significantly compared to the fourth quarter of 2014, we believe that inventory levels of low quality imported ceramic proppant in the U.S. may still be at levels that keep pressure on pricing.

With the industry focus primarily on cost reduction, near term visibility for ceramic proppant demand is limited. However, as it appears the rig count may be stabilizing, and with E&P operators having seen large well cost reductions, we are cautiously optimistic on the opportunities for increases in our new technology sales. Base ceramic proppant sales volumes may remain stable in the third quarter of 2015. We will continue to manage through this down-cycle with a focus on cash and cost reduction to preserve financial flexibility. This strategy includes continued idling and/or lowering of production output to maintain reduced inventory levels and alignment with market demand, and thus we expect further under-absorption and idling costs to impact our financials in the remainder of 2015.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $106.6 million compared to cash and cash equivalents of $24.3 million at December 31, 2014. During the six months ended June 30, 2015, we generated $59.5 million of cash from operating activities and borrowed $70.0 million on our line of credit. Uses of cash included $36.7 million for capital expenditures, $10.0 million for the payment of cash dividends, and $0.5 million for purchases of our common stock.

Subject to our financial condition, the amount of funds generated from operations, compliance with the covenants under our credit facility and the level of capital expenditures, our current intention is to continue to pay quarterly dividends to holders of our common stock. On July 21, 2015, our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to common shareholders as of August 3, 2015. The dividend is payable on August 17, 2015. We estimate that our total capital expenditures for the remainder of 2015 will be between $15.0 million and $25.0 million, which primarily include costs associated with retrofitting an existing plant with the new KRYPTOSPHERE proppant technology.

We maintain a line of credit with a bank. As of June 30, 2015, our outstanding debt under the credit agreement was $95.0 million. As of July 30, 2015, our outstanding debt under the credit agreement was $88.0 million. We anticipate that our cash on hand and cash provided by operating activities will be sufficient to meet planned operating expenses, capital expenditures and other cash needs for the next 12 months. We could also seek to acquire additional debt financing, if needed, although there can be no assurance that we would be able to attain such financing on favorable terms, or at all. Our line of credit is subject to compliance with the covenants in the underlying amended credit agreement, some of which depend on our future operating performance and cash flow. These factors are in turn subject to prevailing oil and gas prices, economic conditions and other factors, many of which are beyond our control. Specifically, the financial covenants in the credit agreement require us to maintain:

•	a minimum tangible net worth of $370.0 million, plus (1) 50% of consolidated net income from each quarter ending on or after March 31, 2010 and (ii) 100% of any equity issuance proceeds after the effective date of the agreement;

•	a maximum leverage ratio of 2.50 to 1.0; and

•	a fixed charge coverage ratio of 1.50 to 1.0.

On July 27, 2015, we entered into a fourth amendment to this credit facility that, among other items, (i) reduced the revolving credit facility from $100.0 million to $90.0 million; (ii) secures borrowings with a blanket lien on substantially all of our accounts receivable and inventories; (iii) prohibits us from granting security interests in our fixed assets and real property; (iv) sets interest at LIBOR plus 4.00%; (v) sets the maturity date as December 31, 2018; and (vi) waives compliance with the maximum leverage ratio and fixed charge coverage ratio covenants through December 31, 2016. Additionally, the fourth amendment added the following covenants:

•	a minimum asset coverage ratio of 1.25 to 1.0 calculated on a monthly basis; and

•	a limitation on capital expenditures of $65.0 million annually through December 31, 2016, subject to maintaining proforma liquidity of $15.0 million.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement. We were in compliance with the financial covenants under our credit facility for the quarter ended June 30, 2015 and also were in compliance with the new minimum asset coverage ratio covenant for the month ended June 30, 2015. However, there can be no assurance that we will remain in compliance in future quarters and months.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015.

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

We are exposed to market risk through foreign currency fluctuations that could impact our investments in China and Russia. As of June 30, 2015, our net investments subject to foreign currency fluctuations totaled $34.3 million and we have recorded cumulative foreign currency translation loss of $22.4 million. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at June 30, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on our net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices. At June 30, 2015, we have contracted for delivery a total of 10,080,000 MMBtu of natural gas at an average price of $4.57 per MMBtu through December 31, 2018.

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

As of June 30, 2015, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

On July 27, 2015, we entered into a fourth amendment (“Amendment No. 4”) to our Credit Agreement, dated January 29, 2010 (as so amended, the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, issuing lender and swing line lender, and the financial institutions party thereto. We also entered into a Security Agreement, dated July 27, 2015, with Wells Fargo in connection with the execution of Amendment No. 4 (the “Security Agreement”).

Amendment No. 4 amends and restates the Credit Agreement in its entirety. The primary amendments contained in Amendment No. 4 and the Security Agreement include:

•	a reduction in the credit facility size from $100.0 million to $90.0 million;

•	setting the maturity date of the credit facility at December 31, 2018;

•	the grant of a security interest on substantially all our current and future accounts receivable and inventories and related contract rights;

•	a waiver of compliance with the maximum leverage ratio and minimum fixed charge coverage ratio requirements for future quarters through December 31, 2016;

•	a new minimum asset coverage ratio of 1.25 to 1, which is measured on a monthly basis;

•	the establishment of a $65.0 million annual limitation on capital expenditures through December 31, 2016, subject to maintaining proforma liquidity of $15.0 million;

•	the establishment of a $20.0 million annual limitation on dividends and other restricted payments through the date of delivery of financial statements for the quarter ending March 31, 2017;

•	adjustments to the covenants relating to additional indebtedness, permitted acquisitions, permitted investments and permitted asset sales through the date of delivery of financial statements for the quarter ending March 31, 2017; and

•	an increase from the existing interest rate margin for LIBOR loans to 4% (3% for Base Rate loans) through the date of delivery of financial statements for the quarter ending March 31, 2017.

The foregoing description of Amendment No. 4 and the Security Agreement are summaries and are qualified in their entirety by reference to Amendment No. 4 and the Security Agreement, copies of which are filed as exhibits to this report.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Summary of Initial Compensation Terms for John R. Bakht.

10.2	Amendment No. 4 to Credit Agreement, dated July 27, 2015, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

10.3	Security Agreement, dated July 27, 2015, among CARBO Ceramics Inc., as borrower, and Wells Fargo Bank, National Association, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad

Gary A. Kolstad

President and Chief Executive Officer

/s/ Ernesto Bautista III

Ernesto Bautista III

Chief Financial Officer

Date: July 30, 2015

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Summary of Initial Compensation Terms for John R. Bakht.

10.2	Amendment No. 4 to Credit Agreement, dated July 27, 2015, among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

10.3	Security Agreement, dated July 27, 2015, among CARBO Ceramics Inc., as borrower, and Wells Fargo Bank, National Association, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.