Form 10-Q
period 2015-09-30
CARBO CERAMICS INC
filed 2015-10-29
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 23, 2015, 23,285,994 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$90,694	$24,298
Trade accounts and other receivables, net	60,053	132,573
Inventories:
Finished goods	85,054	106,941
Raw materials and supplies	29,204	37,502

Total inventories	114,258	144,443
Prepaid expenses and other current assets	5,016	5,241
Prepaid income taxes	975	19,708
Deferred income taxes	38,668	11,348

Total current assets	309,664	337,611
Property, plant and equipment:
Land and land improvements	43,225	40,921
Land-use and mineral rights	19,877	19,877
Buildings	75,961	74,911
Machinery and equipment	631,331	627,517
Construction in progress	142,159	109,378

Total	912,553	872,604
Less accumulated depreciation and amortization	338,792	303,888

Net property, plant and equipment	573,761	568,716
Goodwill	12,164	12,164
Intangible and other assets, net	17,759	15,735

Total assets	$913,348	$934,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$88,000	$25,000
Accounts payable	10,936	22,922
Accrued payroll and benefits	5,499	12,466
Accrued freight	2,025	5,925
Accrued utilities	2,103	3,714
Dividends payable	2,329	—
Derivative instruments	6,232	—
Other accrued expenses	10,961	7,388

Total current liabilities	128,085	77,415
Deferred income taxes	77,723	80,754
Derivative instruments	5,498	—
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,290,865 and 23,092,674 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	233	231
Additional paid-in capital	63,728	59,297
Retained earnings	664,775	739,498
Accumulated other comprehensive loss	(26,694)	(22,969)

Total shareholders’ equity	702,042	776,057

Total liabilities and shareholders’ equity	$913,348	$934,226

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$75,807	$155,402	$222,806	$480,527
Cost of sales	80,404	113,252	263,703	340,365

Gross (loss) profit	(4,597)	42,150	(40,897)	140,162
Selling, general and administrative expenses	14,609	18,087	45,902	53,960
Start-up costs	—	—	—	811
Loss (gain) on disposal or impairment of assets	15	5,055	(148)	4,864

Operating (loss) profit	(19,221)	19,008	(86,651)	80,527

Other (expense) income, net	(64)	48	(199)	342

(Loss) income before income taxes	(19,285)	19,056	(86,850)	80,869
Income tax (benefit) expense	(5,387)	5,312	(27,346)	25,680

Net (loss) income	$(13,898)	$13,744	$(59,504)	$55,189

(Loss) earnings per share:
Basic	$(0.60)	$0.60	$(2.59)	$2.39

Diluted	$(0.60)	$0.60	$(2.59)	$2.39

Other information:
Dividends declared per common share (See Note 4)	$0.20	$0.66	$0.63	$1.26

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(13,898)	$13,744	$(59,504)	$55,189

Other comprehensive loss:
Foreign currency translation adjustment	(4,288)	(5,680)	(3,725)	(7,695)
Deferred income taxes	—	(2,461)	—	(1,756)

Other comprehensive loss, net of tax	(4,288)	(8,141)	(3,725)	(9,451)

Comprehensive (loss) income	$(18,186)	$5,603	$(63,229)	$45,738

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating activities
Net (loss) income	$(59,504)	$55,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,893	37,059
Provision for doubtful accounts	267	395
Deferred income taxes	(30,354)	(1,673)
Excess tax benefits from stock based compensation	—	(372)
Lower of cost or market and other inventory adjustments	4,372	2,798
(Gain) loss on disposal or impairment of assets	(148)	4,864
Foreign currency transaction (gain) loss, net	(173)	82
Stock compensation expense	6,063	5,887
Loss on derivative instruments	11,730	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	71,870	11,358
Inventories	20,042	(21,020)
Prepaid expenses and other current assets	239	(1,746)
Long-term other assets	1,329	157
Accounts payable	(6,804)	8,501
Accrued expenses	(8,776)	(1,572)
Accrued income taxes, net	17,083	(3,123)

Net cash provided by operating activities	68,129	96,784

Investing activities
Capital expenditures	(51,333)	(131,232)

Net cash used in investing activities	(51,333)	(131,232)

Financing activities
Proceeds from bank borrowings	70,000	—
Repayments on bank borrowings	(7,000)	—
Dividends paid	(12,339)	(21,500)
Purchase of common stock	(551)	(6,892)
Excess tax benefits from stock based compensation	—	372

Net cash provided by (used in) financing activities	50,110	(28,020)

Effect of exchange rate changes on cash	(510)	(1,678)

Net increase (decrease) in cash and cash equivalents	66,396	(64,146)
Cash and cash equivalents at beginning of period	24,298	94,250

Cash and cash equivalents at end of period	$90,694	$30,104

Supplemental cash flow information

Interest paid	$1,431	$20

Income taxes paid	$—	$30,476

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

In late 2014 and early 2015, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. During the three month period ended March 31, 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across the organization, lowering production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends. As a result of these measures, the Company temporarily idled production and furloughed employees at the Toomsboro and Millen, Georgia manufacturing plants for approximately 90 days and mothballed the manufacturing plants in McIntyre, Georgia and Luoyang, China. Production resumed at both of the temporarily idled facilities during the second quarter of 2015.

In general, temporarily idled facilities are expected to remain closed for a short period of time, generally less than one year. Mothballed facilities are expected to remain closed for one year or longer. The accounting treatment is the same for both temporarily idled and mothballed facilities, except that mothballed assets are evaluated for possible impairment while temporarily idled assets are not necessarily assessed for impairment. The Company continues to depreciate both temporarily idled and mothballed assets.

The facility in Toomsboro, Georgia is the Company’s largest manufacturing facility consisting of four production lines. During the third quarter of 2015, one of the four manufacturing lines at the Toomsboro plant ran the entire quarter, while a second line ran part of the quarter. Production levels at the Millen, Georgia and Eufaula, Alabama facilities were near the stated capacity of those facilities. However, the Company expects to temporarily idle the Millen, Georgia facility during the fourth quarter of 2015. The mothballed plants in McIntyre, Georgia and Luoyang, China remained closed.

Lower of Cost or Market and Other Inventory Adjustments

During the three-month period ended March 31, 2015, the Company reviewed the carrying values of all inventories and concluded that certain inventories in China had been impacted by changes in market conditions. Current market prices had fallen below carrying costs for certain inventories. Consequently, the Company recognized a $3,887 loss in cost of sales, to adjust finished goods and raw materials carrying values to the lower market prices on inventories inside China. The adjustments were based on current market prices for these or similar products, as determined by actual sales, bids, and/or quotes from third parties. The Company again reviewed the carrying values of all inventories as of June 30, 2015 and September 30, 2015 and concluded that no further adjustments were warranted as of those times. In addition, during the three month period ended March 31, 2015, the Company recognized a $485 loss in cost of sales as a result of other inventory adjustments unrelated to lower of cost or market issues.

Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling and mothballing certain facilities, the component of the Company’s accounting policy for inventory relating to operating at production levels below normal capacity was triggered and resulted in certain production costs being expensed instead of being capitalized into inventory. Under this policy, the Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. The Company expensed $25,157 in production costs during the nine month period ended September 30, 2015. There were no such costs in the prior year period.

Long-lived assets impairment considerations

As noted, the Company plans to idle production at the Millen, Georgia manufacturing facility during the fourth quarter of 2015. The Company does not necessarily assess temporarily idled assets for impairment unless events or circumstances indicate their carrying amounts might not be recoverable. Short-term stoppages of production for less than one year do not necessarily significantly impact the long-term expected cash flows of the idled facility. As of September 30, 2015, the Company did not assess the Millen plant for impairment. However, the Company continues to monitor market conditions closely and, during the fourth quarter of 2015, expects to collect additional information regarding customers’ 2016 drilling plans and budgets that could affect future production plans for the Company’s Millen, Georgia and other manufacturing facilities. Further deterioration of market conditions could result in impairment charges being taken on these and/or other long-lived assets, including the Company’s manufacturing plants, goodwill and intangible assets. The Company will evaluate long-lived assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

2.	(Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(13,898)	$13,744	$(59,504)	$55,189
Effect of reallocating undistributed earnings of participating securities	—	(90)	—	(379)

Net (loss) income available under the two-class method	$(13,898)	$13,654	$(59,504)	$54,810

Denominator:
Denominator for basic (loss) earnings per share— weighted-average shares	23,008,922	22,944,840	22,994,445	22,946,956
Effect of dilutive potential common shares	—	—	—	—

Denominator for diluted (loss) earnings per share— adjusted weighted-average shares	23,008,922	22,944,840	22,994,445	22,946,956

Basic (loss) earnings per share	$(0.60)	$0.60	$(2.59)	$2.39

Diluted (loss) earnings per share	$(0.60)	$0.60	$(2.59)	$2.39

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of September 30, 2015, the Company had not repurchased any shares under the plan.

4.	Dividends Paid

On July 21, 2015, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on August 3, 2015. The dividend was paid on August 17, 2015. On September 22, 2015, the Board of Directors declared a cash dividend of $0.10 per common share payable to shareholders of record on November 2, 2015. This dividend is payable on November 16, 2015.

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings. The Company uses the income approach in determining the fair value of these derivative instruments. The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The discount rate had an immaterial impact on the fair value of the contracts for the nine months ended September 30, 2015. The last natural gas contract will expire in December 2018. As a result, during the nine months ended September 30, 2015, the Company recognized a loss on derivative instruments of $14,259 in cost of sales. The cumulative present value of the losses on these natural gas derivative contracts as of September 30, 2015 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At September 30, 2015, the Company has contracted for delivery a total of 9,000,000 MMBtu of natural gas at an average price of $4.53 per MMBtu through December 31, 2018. Contracts covering 7,560,000 MMBtu are subject to accounting as derivative instruments. Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains. Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives. The historical average NYMEX natural gas contract settlement prices for the quarters ended September 30, 2015 and 2014 were $2.77 per MMBtu and $4.06 per MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within the Level 2 fair value hierarchy. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(11,730)	—	(11,730)

Total fair value	$—	$(11,730)	$—	$(11,730)

7.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of September 30, 2015, 520,303 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, certain nonvested restricted shares granted under that plan remain outstanding in accordance with its terms. Additionally, certain units of phantom stock remain outstanding under the 2009 Omnibus Incentive Plan, as described below.

A summary of restricted stock activity and related information for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2015	147,489	$99.51
Granted	225,487	$34.62
Vested	(63,360)	$101.28
Forfeited	(28,102)	$51.52

Nonvested at September 30, 2015	281,514	$51.93

As of September 30, 2015, there was $9,759 of total unrecognized compensation cost, net of estimated forfeitures, related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2015 was $6,417.

The Company made market-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan with a total Target Award of $753, as of September 30, 2015. The amount of awards that will ultimately vest can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1, 2015 through December 31, 2017.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and pursuant to the 2014 Omnibus Incentive Plan. The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of September 30, 2015, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 12,569 have vested and 2,590 have been forfeited. As of September 30, 2015, there were 5,020 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which none have vested and none have been forfeited. As of September 30, 2015, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan have a total value of $153, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

8.	Bank Borrowings

The Company has a revolving credit agreement with a bank. On July 27, 2015, the Company entered into a fourth amendment to this credit facility that, among other items, (i) reduced the size of the revolving credit facility from $100,000 to $90,000; (ii) secures borrowings with a blanket lien on substantially all of the Company’s accounts receivable and inventories; (iii) prohibits the Company from granting security interests in the Company’s fixed assets and real property; (iv) sets interest at LIBOR plus 4.00%; (v) sets the maturity date as December 31, 2018; and (vi) waives compliance with the maximum leverage ratio and fixed charge ratio covenants through December 31, 2016. Additionally, the fourth amendment added covenants which (i) requires a minimum assets coverage ratio of 1.25 to 1.0 calculated on a monthly basis and (ii) limits capital expenditures to $65,000 annually through December 31, 2016, subject to maintaining pro forma liquidity of $15,000. The terms of the credit agreement provide for certain affirmative and negative covenants and require the Company to maintain certain financial ratios. As of September 30, 2015, the Company’s outstanding debt under the credit agreement was $88,000 and the weighted average interest rate was 4.54% based on LIBOR-based rate borrowings.

9.	Foreign Currencies

As of September 30, 2015, the Company’s net investment that is subject to foreign currency fluctuations totaled $25,031, and the Company has recorded a cumulative foreign currency translation loss of $26,694. This cumulative translation loss is included in, and is the only component of, Accumulated Other Comprehensive Loss. There were no amounts reclassified to net income during the nine-months ended September 30, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on the Company’s net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

10.	New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which revises the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) to interim and annual periods beginning after December 15, 2017 with early adoption permitted no earlier than interim and annual periods beginning after December 15, 2016. In May 2014, the FASB issued ASU No. 2014-09, which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CARBO Ceramics Inc. (“we,” “us,” “our” or our “Company”) is an oilfield services technology company that generates revenue primarily through the sale of production enhancement products and services to the oil and natural gas industry. Our principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells. These proppant products include ceramic, resin-coated proppants and raw frac sand. We also provide the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services. In addition, we provide a broad range of technologies for spill prevention, containment and countermeasures.

Our products and services help oil and natural gas producers increase production and recovery rates from their wells, thereby lowering overall finding and development costs. As a result, our business is dependent to a large extent on the level of drilling and hydraulic fracturing activity in the oil and natural gas industry worldwide. Gross margin for our ceramic proppant business is principally impacted by sales volume, product mix, sales price, distribution costs, manufacturing costs, including natural gas, and our production levels as a percentage of our capacity.

In 2013, we began selling raw frac sand. Raw frac sand products sell at much lower prices and with lower gross margins than our ceramic proppant. While gross (loss) profit is generally not materially impacted by the sale of these products, given the level of sales volumes of raw frac sand compared to ceramic proppant, our overall gross margin as a percent of revenues and the overall selling price for our proppants can be impacted. In 2014, our gross margin was also impacted by spending on the development of our new KRYPTOSPHERETM proppant technology and preparations for its commercialization.

In June 2014, we completed the first proppant production line at our new Millen, Georgia facility. In addition, during 2014, we began construction of a second production line in Millen, Georgia. Due to current market conditions, completion of the second line at the manufacturing facility in Millen, Georgia has been temporarily suspended. As of September 30, 2015, the value of the temporarily suspended assets relating to the second production line at Millen totaled approximately 44% of the Company’s total construction in progress and we estimate that the second line is approximately 90% complete. The Company currently does not expect to complete construction of the second production line and commence production until market conditions improve so as to warrant production by a second production line at this facility. Further, we expect to idle the Millen, Georgia facility during the fourth quarter of 2015. The retrofit of the first phase of an existing plant to produce KRYPTOSPHERE is substantially complete and commissioning will be finalized during the fourth quarter of 2015. We have decided to defer completing the second phase of the retrofit until market conditions warrant moving forward with the project. As of September 30, 2015, the value of the temporarily suspended assets relating to the second phase of the retrofit totaled approximately 11% of the Company’s total construction in progress and we estimate that the second phase is approximately 80% complete.

Industry Conditions

In late 2014 and early 2015, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. We expect that these low oil and natural gas prices will continue for the foreseeable future and will continue to negatively impact both pricing and demand for proppant. During the third quarter of 2015, the average price of West Texas Intermediate (“WTI”) crude oil fell 53% to $46.42 per barrel compared to $97.78 per barrel in the third quarter of 2014. The average United States rig count fell 54% in the third quarter of 2015 to 866 rigs compared to 1,903 rigs in the third quarter of 2014. In addition, exploration and production (“E&P”) operators used a higher percentage of raw frac sand in place of ceramic proppant during the third quarter of 2015 when compared to the same period of 2014. These events, along with an oversupplied ceramic proppant market and low oil and natural gas prices, drove lower average prices for our proppants during the third quarter of 2015, when compared with the same period of 2014.

Beginning in the first quarter of 2015, we implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across our organization, lowering our production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends. As a result of these measures, in the United States, during the first quarter of 2015, we idled production (including furloughing employees) at the Toomsboro and Millen, Georgia manufacturing plants for approximately 90 days and mothballed our manufacturing plant in McIntyre, Georgia. During the second quarter of 2015, production resumed at both of the temporarily idled facilities. During the third quarter of 2015, one of the four manufacturing lines at the Toomsboro, Georgia plant ran the entire quarter while a second line ran part of the quarter. Production levels at the Millen, Georgia and Eufaula, Alabama facilities were near stated capacities of those facilities. However, we expect to idle the Millen, Georgia facility during the fourth quarter of 2015. In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants.

Furthermore, conditions in the North American oil and natural gas market also negatively impacted the proppant market inside China. Proppant manufacturers in China experienced excess production capacity due to market conditions in North America. As a result, we recognized an impairment charge on our long-lived assets in China and wrote down the value of certain inventories in China down to lower market prices during the second half of 2014, and further wrote down the value of certain of our finished goods and raw materials in China down to lower market prices during the first quarter of 2015. As of September 30, 2015, the value of our inventories inside China totaled $4.1 million. We mothballed our plant in China during the first quarter of 2015 and do not expect to resume operations at this facility in the foreseeable future. We are actively working to sell remaining inventories in China. While production activities ceased and production related employees have been terminated, we continue to retain sales, logistics, and administrative staff in China. Upon substantial liquidation of our China entity, we will recognize a non-cash gain from realizing our China-related cumulative foreign currency translation adjustment (“CTA”). We are still evaluating alternatives for the possible disposition of these China assets, and we intend to hold these assets until this evaluation is complete. As of September 30, 2015, the China-related CTA had an unrealized gain of $8.9 million.

Although most direct manufacturing costs have been relatively stable or predictable over time, the cost of natural gas, which is used in production by our domestic manufacturing facilities, is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, we enter into natural gas contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Due to the severe decline in industry activity early in 2015, we reduced our level of proppant production and did not take delivery of all of the contracted natural gas quantities. As a result, we began to account for relevant contracts as derivative instruments and have recorded a loss on these contracts of $14.3 million for the nine month period ended September 30, 2015.

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

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable. During the first quarter of 2015, we temporarily idled production and furloughed employees at our Toomsboro and Millen, Georgia manufacturing plants (both for approximately 90 days) and mothballed our manufacturing plants in McIntyre, Georgia and Luoyang, China. Temporarily idled facilities are expected to remain closed for a short period of time, generally less than one year. Mothballed facilities are expected to remain closed for one year or longer. The accounting treatment is the same for both temporarily idled and mothballed facilities, except that mothballed assets are evaluated for possible impairment while temporarily idled assets are not necessarily assessed for impairment. In the instances of idling both the Toomsboro and Millen, Georgia plants in early 2015 for approximately 90 days each, we did not assess the temporarily idled assets for impairment because such short-term stoppages of production were designed to temporarily reduce inventory levels and as such did not significantly impact the long-term expected cash flows of the plants. We continue to depreciate both temporarily idled and mothballed assets.

At the time the manufacturing facility in McIntyre, Georgia was mothballed, we conducted an interim impairment analysis of the related long-lived assets. Key assumptions used in the analysis included: 1) the plant would remain closed for two years; 2) in year 3 production would start-up at 50% of capacity and thereafter return to production levels within normal capacity; and 3) market pricing would be similar to lower 2015 levels, thus conservatively reducing expected gross profit and thus cash flows. Pursuant to that analysis, we determined that the projected gross cash flows attributable to the facility substantially exceed the carrying value of each of the assets; therefore, as of the date of that analysis, we concluded that there was no impairment and further that impairment would not be reasonably possible in the near term. At the time the manufacturing facility was mothballed in Luoyang, China, we did not conduct an interim impairment analysis because an impairment charge was recorded in 2014 that reduced the value of the related long-lived assets to net salvage value, which approximates fair value.

During the quarter ended March 31, 2015, we identified an existing accounting policy as critical related to the accounting for derivative instruments as a result of not taking delivery of all of our contracted natural gas quantities. We began accounting for relevant natural gas contracts as derivative instruments, which requires us to recognize the gas contracts as either assets or liabilities at fair value with an offsetting entry in earnings. We use the income approach in determining the fair value of our derivative instruments. The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The discount rate had an immaterial impact on the fair value of the contracts for the nine months ended September 30, 2015. The last natural gas contract will expire in December 2018. As of September 30, 2015, gas contracts covering 7,560,000 MMBtu are subject to accounting as derivative instruments. During the nine month period ended September 30, 2015, we recognized a loss on derivative instruments of $14.3 million in cost of sales. Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains. Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts subject to accounting as derivatives.

During the quarter ended March 31, 2015, low production levels triggered the component of our inventory accounting policy relating to operating at production levels below normal capacity. Accordingly, we added disclosure of this component of our inventory accounting policy to the critical accounting policies disclosures set forth in our Form 10-Q for that quarter. We expense fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. As a result of low production levels and idled and mothballed facilities, we expensed $25.2 million of production costs during the nine month period ended September 30, 2015.

There have been no other changes during the nine months ended September 30, 2015 in our evaluation of our critical accounting policies since December 31, 2014.

Results of Operations

Three Months Ended September 30, 2015

Revenues. Revenues of $75.8 million for the third quarter of 2015 decreased 51% compared to $155.4 million for the same period in 2014. The decrease was mainly attributable to a decrease in proppant sales volumes and market-driven reductions in the average selling prices. The decline in ceramic sales volume was largely attributable to a depressed commodity price for oil and the resulting negative impact on industry activity levels. Our worldwide proppant sales volumes and average selling price per pound in the third quarter of 2015 compared to the same period in 2014 were as follows:

Proppant Sales	Three months ended September 30,
(Volumes in million lbs)	2015		2014
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	236	$0.27	382	$0.33
Resin Coated Sand	—	—	36	0.24
Northern White Sand	172	0.03	289	0.03

Total	408	$0.17	707	$0.20

North American (defined as Canada and U.S.) proppant sales volume decreased 43% in the three months ended September 30, 2015 compared to the same period in 2014, due in large part to the effect of the declining industry conditions. North American ceramic proppant sales volume decreased 39%. International (excluding Canada) ceramic proppant sales volumes decreased 34%.

Primarily due to the change in product mix and an 18% decline in the average selling price of ceramic proppant, the average selling price per pound of all proppant was $0.17 during the third quarter of 2015 compared to $0.20 for the same period in 2014. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross (Loss) Profit. Gross loss for the third quarter of 2015 was $4.6 million, or 6% of revenues, compared to gross profit of $42.2 million, or 27% of revenues, for the same period in 2014. The decrease in gross (loss) profit was primarily the result of lower ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we expensed $5.5 million in production costs as a result of low production levels and idled and mothballed facilities. We expect to incur these types of expenses in the future until our production levels return to normal capacity. Gross (loss) profit was further reduced by a $1.7 million loss on natural gas derivative instruments and $1.0 million in severance costs incurred as a result of the reduction in workforce.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A expenses totaled $14.6 million for the third quarter of 2015 compared to $18.1 million for the same period in 2014. The decrease in SG&A expenses is largely attributable to cost cutting measures implemented in early 2015 and throughout the year. As a percentage of revenues, SG&A expenses increased to 19.3% in the third quarter of 2015 compared to 11.6% for the same period in 2014, primarily due to the decrease in revenues. While we took actions in 2015 to reduce our cost base, the cost savings from these actions were partially offset by $0.6 million in SG&A related severance costs in the third quarter of 2015. Loss on disposal or impairment of assets of $5.1 million in the third quarter of 2014 consisted primarily of an impairment of long-lived assets, and did not reoccur in the third quarter of 2015. During the third quarter of 2014, the Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. These assets were classified as available for sale, and with certain other unrelated long-lived assets, the Company recognized a loss from adjusting the carrying value to net realizable value.

Income Tax (Benefit) Expense. Income tax benefit was $5.4 million, or 27.9% of pretax loss, for the third quarter of 2015 compared to income tax expense of $5.3 million, or 27.9% of pretax income, for the same period last year. In 2016, the Company intends to file amended income tax returns for 2013 and possibly 2014 to carry back the total net operating loss sustained during 2015. Consequently, as of September 30, 2015, the expected amount of prior year income tax payments expected to be refunded in 2016 is included as a current asset in Deferred Income Taxes.

Nine Months Ended September 30, 2015

Revenues. Revenues of $222.8 million for the nine months ended September 30, 2015 decreased 54% compared to $480.5 million for the same period in 2014. The decrease was mainly attributable to a decrease in ceramic proppant and resin coated sand sales volumes, in conjunction with market-driven reductions in the average selling prices. The decline in ceramic sales volume was largely attributable to a depressed commodity price for oil and the resulting negative impact on industry activity levels, along with an increased number of E&P operators using a higher percentage of raw frac sand as an alternative to proppant due to its lower cost. Our worldwide proppant sales volumes and average selling price per pound for the nine months ended September 30, 2015 compared to the same period in 2014 were as follows:

Proppant Sales	Nine months ended September 30,
(Volumes in million lbs)	2015		2014
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	603	$0.28	1,209	$0.33
Resin Coated Sand	19	0.18	127	0.22
Northern White Sand	773	0.03	718	0.03

Total	1,395	$0.14	2,054	$0.22

North American (defined as Canada and U.S.) proppant sales volume decreased 31% in the nine months ended September 30, 2015 compared to the same period in 2014, due in large part to the effect of the declining industry conditions on sales of ceramic proppant and resin coated sand. North American ceramic proppant sales volume decreased 53%. International (excluding Canada) ceramic proppant sales volumes decreased 30%.

Primarily due to the change in product mix and a 15% decline in the average selling price of ceramic proppant, the average selling price per pound of all proppant was $0.14 during the nine months ended September 30, 2015 compared to $0.22 for the same period in 2014. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross (Loss) Profit. Gross loss for the nine months ended September 30, 2015 was $40.9 million, or 18% of revenues, compared to gross profit of $140.2 million, or 29% of revenues, for the same period in 2014. The decrease in gross (loss) profit was primarily the result of lower ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we recorded a $14.3 million loss on natural gas derivative instruments, and expensed $25.2 million in production costs as a result of low production levels and idled and mothballed facilities. We expect to incur these types of expenses in the future until our production levels return to normal capacity. Gross (loss) profit was further reduced by $5.8 million in severance costs incurred as a result of the reductions in workforce and $4.4 million of adjustments in cost of sales, primarily to reduce the value of certain inventories down to lower market prices on inventories in China during the first quarter of 2015.

Selling, General and Administrative (SG&A) and Other Operating Expenses, and Start-up Costs. SG&A expenses totaled $45.9 million for the nine months ended September 30, 2015 compared to $54.0 million for the same period in 2014. As a percentage of revenues, SG&A expenses increased to 20.6% in the nine months ended September 30, 2015 compared to 11.2% for the same period in 2014, primarily due to the decrease in revenues. While we took actions in 2015 to reduce our cost base, the cost savings from these actions were partially offset by $2.1 million in SG&A related severance costs. Start-up costs of $0.8 million in the nine months ended September 30, 2014 related to the start-up of the first production line at the new manufacturing facility in Millen, Georgia. Loss on disposal or impairment of assets of $4.9 million in 2014 consisted primarily of an impairment of long-lived assets. The Company made a decision that it will not move forward with construction of a resin coating plant in Marshfield, Wisconsin for which the Company had previously developed engineering plans and procured certain equipment that had long-lead delivery times. These assets were classified as available for sale, and with certain other unrelated long-lived assets, the Company recognized a loss in adjusting the carrying value to net realizable value.

Income Tax (Benefit) Expense. Income tax benefit was $27.3 million, or 31.5% of pretax loss, for the nine months ended September 30, 2015 compared to income tax expense of $25.7 million, or 31.8% of pretax income, for the same period last year.

Outlook

During 2015, we have taken significant steps to reduce future costs and align production levels with lower customer demands resulting from the severe decline in the oil and natural gas industry. The timing and magnitude of an industry recovery is uncertain. The typical cost-cutting reaction by E&P operators has been significant, as evidenced by the sharp reduction in industry activity. The impact on the entire ceramic proppant industry has been severe, leading other domestic proppant suppliers to make similar decisions to mothball and idle ceramic proppant manufacturing capacity. While U.S. imports of ceramic proppant have declined significantly compared to 2014, we believe that inventory levels of low quality imported ceramic proppant in the U.S. may still be at levels that keep pressure on pricing.

With the oil and natural gas industry remaining severely depressed, near term visibility for ceramic proppant demand is limited. Many E&P operators’ borrowing bases are being reduced by banks and some E&P operators are stopping all completion activity in the fourth quarter of 2015. As a result, our proppant sales volumes in the fourth quarter of 2015 will likely decline significantly when compared to the third quarter of 2015. In addition, we expect to see additional pricing pressure in the fourth quarter of 2015.

With regard to a longer term view, we expect many E&P operators to soon release their drilling and completion plans for 2016. Some have recently released such plans. This information should provide better guidance for 2016 activity. As it appears in the near-term the industry may be headed for a longer downturn than previously expected, we initiated another round of cost reduction efforts across the organization. We continue to address the over-supply situation in the proppant industry by taking capacity offline when necessary. Additional cost reduction efforts could be taken during the fourth quarter of 2015. We will manage through this down-cycle by focusing on cash and cost reduction to preserve financial flexibility. As this strategy includes idling and/or lowering of production output to maintain reduced inventory levels and alignment with market demand, we expect further under-absorption and idling costs to impact our financials in the remainder of 2015. Additionally, we will consider such events and circumstances relative to the carrying values of our long-lived assets, including our manufacturing plants, goodwill and intangible assets. It is possible that further deterioration of market conditions could result in impairment charges being taken on some of these assets.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $90.7 million compared to cash and cash equivalents of $24.3 million at December 31, 2014. During the nine months ended September 30, 2015, we generated $68.1 million of cash from operating activities and borrowed $70.0 million on our line of credit. Uses of cash included $51.3 million for capital expenditures, $12.3 million for the payment of cash dividends, $7.0 million for repayments on our line of credit, and $0.6 million for purchases of our common stock.

Subject to our financial condition, the amount of funds generated from operations, compliance with the covenants under our credit facility and the level of capital expenditures, our current intention is to continue to pay quarterly dividends to holders of our common stock. On September 22, 2015, our Board of Directors approved the payment of a quarterly cash dividend of $0.10 per share to common shareholders as of November 2, 2015. The dividend is payable on November 16, 2015. We estimate that our total capital expenditures for the remainder of 2015 will be between $8.0 million and $13.0 million, which primarily include costs associated with retrofitting an existing plant with the new KRYPTOSPHERE proppant technology.

We maintain a line of credit with a bank. As of September 30, 2015, our outstanding debt under the credit agreement was $88.0 million. As of October 29, 2015, our outstanding debt under the credit agreement was $88.0 million. Depending on the duration and severity of the industry downturn, there is a risk that we may not be in compliance with the asset coverage ratio covenant under the credit agreement in the next 12 months. In the event of non-compliance and if we are unable to secure waivers or modifications to the existing credit agreement or alternative sources of capital, it is possible that we may not have the liquidity sufficient to meet operating expenses, capital expenditures and other cash needs. Given continuing uncertainties with regards to the length of the industry downturn, we are evaluating alternative sources of capital, including modifications to our existing credit arrangement, although there can be no assurance that we will be able to obtain such financing or modifications on favorable terms, or at all.

On July 27, 2015, we entered into a fourth amendment to this credit facility that, among other items, (i) reduced the revolving credit facility from $100.0 million to $90.0 million; (ii) secures borrowings with a blanket lien on substantially all of our accounts receivable and inventories; (iii) prohibits us from granting security interests in our fixed assets and real property; (iv) sets interest at LIBOR plus 4.00%; (v) sets the maturity date as December 31, 2018; and (vi) waives compliance with the maximum leverage ratio and fixed charge coverage ratio covenants through December 31, 2016. Our line of credit is subject to compliance with the covenants in the underlying amended credit agreement, some of which depend on our future operating performance and cash flow. These factors are in turn subject to prevailing oil and natural gas prices, economic conditions and other factors, many of which are beyond our control.

The following table presents the financial covenants specified in our credit agreement and the actual covenant calculations as of September 30, 2015:

	Debt Covenant	Actual Covenant Calculation as of September 30, 2015
Tangible net worth (1)	$567.9 million	$685.1 million
Leverage ratio (waived through December 31, 2016)	maximum 2.50	4.98
Fixed charge coverage ratio (waived through December 31, 2016)	minimum 1.50	2.16
Asset coverage ratio	minimum 1.25	1.49
Capital expenditures(2)	maximum $65.0 million	$51.3 million

(1)	a minimum tangible net worth of $370.0 million, plus (1) 50% of consolidated net income from each quarter ending on or after March 31, 2010 and (ii) 100% of any equity issuance proceeds after the effective date of the agreement.
(2)	a limitation on capital expenditures of $65.0 million annually through December 31, 2016, subject to maintaining pro forma liquidity of $15.0 million.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement. We were in compliance with the financial covenants under our amended credit facility for the quarter ended September 30, 2015. However, there can be no assurance that we will remain in compliance in future quarters and months.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

We are exposed to market risk through foreign currency fluctuations that could impact our investments in China and Russia. As of September 30, 2015, our net investments subject to foreign currency fluctuations totaled $25.0 million and we have recorded cumulative foreign currency translation loss of $26.7 million. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at September 30, 2015. During 2014 and continuing into 2015, the value of the Russian Ruble significantly declined relative to the U.S. dollar. The financial impact of this decline on our net assets in Russia is included in Other Comprehensive Income and the cumulative foreign currency translation loss noted above. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices. At September 30, 2015, we have contracted for delivery a total of 9,000,000 MMBtu of natural gas at an average price of $4.53 per MMBtu through December 31, 2018.

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

As of September 30, 2015, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended September 30, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

07/01/15 to 07/31/15	—		—	—	2,000,000
08/01/15 to 08/31/15	88	(2)	$23.54	—	2,000,000
09/01/15 to 09/30/15	—		—	—	2,000,000

Total	88			—

(1)	On January 28, 2015, we announced the authorization by our Board of Directors for the repurchase of up to two million shares of our Common Stock.
(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURE

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

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Amendment No. 4 to Proppant Supply Agreement dated September 25, 2015 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Amendment No. 5 to Credit Agreement, dated September 14, 2015 among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad

Gary A. Kolstad

President and Chief Executive Officer

/s/ Ernesto Bautista III

Ernesto Bautista III

Chief Financial Officer

Date: October 29, 2015

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 4 to Proppant Supply Agreement dated September 25, 2015 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Amendment No. 5 to Credit Agreement, dated September 14, 2015 among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.