Form 10-Q
period 2016-03-31
CARBO CERAMICS INC
filed 2016-04-28
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 22, 2016, 23,463,379 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$41,462	$78,866
Trade accounts and other receivables, net	25,038	48,596
Inventories:
Finished goods	84,744	77,537
Raw materials and supplies	23,644	27,021

Total inventories	108,388	104,558
Prepaid expenses and other current assets	3,613	3,762
Income tax receivable	37,569	—
Deferred income taxes	—	49,495

Total current assets	216,070	285,277
Property, plant and equipment:
Land and land improvements	45,527	45,774
Land-use and mineral rights	19,696	19,877
Buildings	86,910	83,500
Machinery and equipment	645,599	642,396
Construction in progress	93,334	96,084

Total property, plant and equipment	891,066	887,631
Less accumulated depreciation and amortization	362,450	349,900

Net property, plant and equipment	528,616	537,731
Goodwill	3,500	3,500
Intangible and other assets, net	11,337	9,861

Total assets	$759,523	$836,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$12,349	$33,000
Accounts payable	6,733	10,709
Accrued payroll and benefits	2,771	6,003
Accrued freight	373	3,068
Accrued utilities	1,729	2,414
Accrued income taxes	—	139
Derivative instruments	6,010	6,240
Other accrued expenses	12,483	8,717

Total current liabilities	42,448	70,290
Deferred income taxes	39,867	63,858
Long-term portion of bank borrowings	52,651	55,000
Derivative instruments	4,361	4,915
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,476,536 and 23,280,696 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	235	233
Additional paid-in capital	67,311	65,067
Retained earnings	588,909	614,708
Accumulated other comprehensive loss	(36,259)	(37,702)

Total shareholders’ equity	620,196	642,306

Total liabilities and shareholders’ equity	$759,523	$836,369

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues	$33,102	$73,747
Cost of sales	56,743	99,745

Gross loss	(23,641)	(25,998)
Selling, general and administrative expenses	11,475	16,547
Loss (gain) on disposal or impairment of assets	948	(32)

Operating loss	(36,064)	(42,513)
Other expense:
Interest expense, net	(797)	(2)
Foreign currency exchange gain (loss), net	129	(48)
Other, net	(53)	(81)

	(721)	(131)

Loss before income taxes	(36,785)	(42,644)
Income tax benefit	(12,101)	(14,042)

Net loss	$(24,684)	$(28,602)

Loss per share:
Basic	$(1.07)	$(1.24)

Diluted	$(1.07)	$(1.24)

Other information:
Dividends declared per common share (See Note 4)	—	$0.43

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net loss	$(24,684)	$(28,602)
Other comprehensive gain (loss):
Foreign currency translation adjustment	1,443	(402)
Deferred income taxes	—	—

Other comprehensive gain (loss), net of tax	1,443	(402)

Comprehensive loss	$(23,241)	$(29,004)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net loss	$(24,684)	$(28,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,291	12,994
Provision for doubtful accounts	424	91
Deferred income taxes	(11,897)	(14,043)
Lower of cost or market inventory adjustment	—	4,372
Loss (gain) on disposal or impairment of assets	948	(32)
Foreign currency transaction gain (loss), net	(129)	48
Stock compensation expense	1,564	2,242
Change in fair value of derivative instruments	(784)	12,547
Changes in operating assets and liabilities:
Trade accounts and other receivables	23,339	63,785
Inventories	(5,937)	1,871
Prepaid expenses and other current assets	169	711
Long-term other expenses	(4)	78
Accounts payable	(439)	(6,778)
Accrued expenses	(2,879)	(11,648)
Income tax receivable, net	(277)	15,479

Net cash (used in) provided by operating activities	(8,295)	53,115
Investing activities
Capital expenditures	(6,088)	(22,887)

Net cash used in investing activities	(6,088)	(22,887)
Financing activities
Proceeds from bank borrowings	—	50,000
Repayments on bank borrowings	(23,000)	—
Dividends paid	—	(7,682)
Purchase of common stock	(418)	(549)

Net cash (used in) provided by financing activities	(23,418)	41,769
Effect of exchange rate changes on cash	397	(152)

Net (decrease) increase in cash and cash equivalents	(37,404)	71,845
Cash and cash equivalents at beginning of period	78,866	24,298

Cash and cash equivalents at end of period	$41,462	$96,143

Supplemental cash flow information
Interest paid	$966	$164

Income taxes paid	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2015.

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”). All significant intercompany transactions have been eliminated.

In late 2014 and early 2015, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. Beginning in early 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across the organization, (2) lowering production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) reducing dividends. As a result of these measures, the Company temporarily idled production and furloughed employees at alternating manufacturing plants. The Company continues to depreciate these assets. During 2016, the Company also implemented programs that allow it to further reduce cash compensation. Further, the Company recently idled the majority of the production activities at its New Iberia, Louisiana plant and its Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.

Additionally, the construction projects relating to the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with the new KRYPTOSPHERE® technology remain suspended. As of March 31, 2016, the value of the temporarily suspended assets relating to these two projects totaled approximately 90% of the Company’s total construction in progress, and both projects are over 90% complete.

Lower of Cost or Market Adjustments

During the three-month period ended March 31, 2015, the Company reviewed the carrying values of all inventories and concluded that certain inventories in China had been impacted by changes in market conditions. Current market prices had fallen below carrying costs for certain inventories. Consequently, during the three-month period ended March 31, 2015, the Company recognized a $4,372 loss in cost of sales, primarily to adjust finished goods and raw materials carrying values to the lower market prices on inventories inside China. The adjustments were based on current market prices for these or similar products, as determined by actual sales, bids, and/or quotes from third parties. As of March 31, 2016, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory. The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels. For the three months ended March 31, 2016 and 2015, the Company expensed $9,707 and $8,421, respectively, in production costs.

Long-lived and other noncurrent assets impairment considerations

As noted, the Company temporarily idled production at various manufacturing facilities throughout the quarter ended March 31, 2016. The Company does not necessarily assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable. Short-term stoppages of production for less than one year may significantly impact the long-term expected cash flows of the idled facility. As of March 31, 2016, as a result of changes in the planned usage of certain long-term bauxite raw materials, the Company evaluated the carrying value of those bauxite raw materials. Based upon this evaluation, during the three months ended March 31, 2016, the Company recognized an impairment charge of $1,065 on these bauxite raw material inventories. As of March 31, 2016, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of other long-lived and other noncurrent assets might be further impaired. However, the Company continues to monitor market conditions closely. Further deterioration of market conditions could result in impairment charges being taken on these and/or other long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets. The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended March 31,
	2016	2015
Numerator for basic and diluted loss per share:
Net loss	$(24,684)	$(28,602)
Effect of reallocating undistributed earnings of participating securities	—	—

Net loss available under the two-class method	$(24,684)	$(28,602)

Denominator:
Denominator for basic loss per share—weighted-average shares	23,062,560	22,974,880
Effect of dilutive potential common shares	—	—

Denominator for diluted loss per share—adjusted weighted-average shares	23,062,560	22,974,880

Basic loss per share	$(1.07)	$(1.24)

Diluted loss per share	$(1.07)	$(1.24)

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock. Shares are effectively retired at the time of purchase. As of March 31, 2016, the Company had not repurchased any shares under the plan.

4.	Natural Gas Derivative Instruments

Natural gas is used to fire the kilns at the Company’s domestic manufacturing plants. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of this commodity, from time to time, the Company enters into contracts to purchase a portion of the anticipated monthly natural gas requirements at specified prices. Contracts are geographic by plant location. As a result of the Company’s significantly reducing production levels and not taking delivery of all of the contracted natural gas quantities, the Company accounts for relevant contracts as derivative instruments.

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings. The Company uses the income approach in determining the fair value of these derivative instruments. The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period. The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts. The discount rate had an immaterial impact on the fair value of the contracts for the three months ended March 31, 2016. The last of these natural gas contract will expire in December 2018. As a result, during the three months ended March 31, 2016, the Company recognized a loss on derivative instruments of $227 in cost of sales. The cumulative present value of the losses on these natural gas derivative contracts as of March 31, 2016 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At March 31, 2016, the Company had contracted for delivery a total of 7,020,000 MMBtu of natural gas at an average price of $4.46 per MMBtu through December 31, 2018. Contracts covering 5,850,000 MMBtu are subject to accounting as derivative instruments. Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains. Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives. The historical average NYMEX natural gas contract settlement prices for the three months ended March 31, 2016 and 2015 were $2.09 per MMBtu and $2.98 per MMBtu, respectively.

5.	Fair Value Measurements

The Company’s derivative instruments are measured at fair value on a recurring basis. U.S. GAAP establishes a fair value hierarchy that has three levels based on the reliability of the inputs used to determine the fair value. These levels include: (1) Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; (2) Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and (3) Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 4 herein for additional information on the derivative instruments). The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(10,371)	—	(10,371)

Total fair value	$—	$(10,371)	$—	$(10,371)

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(11,155)	—	(11,155)

Total fair value	$—	$(11,155)	$—	$(11,155)

At March 31, 2016, the fair value of the Company’s bank borrowings approximated the carrying value.

6.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for the granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors. As of March 31, 2016, 318,506 shares were available for issuance under the 2014 Omnibus Incentive Plan.

Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, certain nonvested restricted shares granted under that plan remain outstanding in accordance with its terms. Additionally, certain units of phantom stock remain outstanding under the 2009 Omnibus Incentive Plan, as described below.

A summary of restricted stock activity and related information for the three months ended March 31, 2016 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2016	266,152	$51.39
Granted	234,412	$17.27
Vested	(99,855)	$59.44
Forfeited	(11,541)	$32.71

Nonvested at March 31, 2016	389,168	$29.32

As of March 31, 2016, there was $9,968 of total unrecognized compensation cost related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the three months ended March 31, 2016 was $5,935.

The Company made market-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan. As of March 31, 2016, the total target award outstanding was $2,077. The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and pursuant to the 2014 Omnibus Incentive Plan. The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period. Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date. In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards. As of March 31, 2016, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 13,737 have vested and 3,954 have been forfeited. As of March 31, 2016, there were 11,115 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which 1,302 have vested and 2,292 have been forfeited. As of March 31, 2016, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan had a total value of $114, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

7.	Bank Borrowings

The Company maintains a credit agreement, which until April 2016 included a revolving line of credit, with a bank lender. As of January 31, 2016, February 29, 2016 and March 31, 2016, the Company failed to comply with the asset coverage ratio covenant in such credit agreement. In connection with entering into Agreement and Amendment No. 7 to the Credit Agreement referred to below (the “Amended Credit Agreement”), the bank lender waived non-compliance with the asset coverage ratio for the months of January, February and March 2016.

As of March 31, 2016, the Company’s outstanding debt under its prior revolving line of credit was $65,000, of which $12,349 was classified as current and $52,651 was classified as long-term. As of March 31, 2016, the weighted average interest rate was 4.719% based on LIBOR-based rate borrowings. The Company had $9,355 and $8,875 in standby letters of credit issued as of March 31, 2016 and December 31, 2015, respectively, primarily as collateral relating to our natural gas commitments. As of December 31, 2015, the Company’s outstanding debt under the credit agreement was $88,000, of which $33,000 was classified as current and $55,000 was classified as long-term. As of December 31, 2015, the weighted average interest rate was 4.664% based on LIBOR-based rate borrowings. Interest cost for the three months ended March 31, 2016 and 2015 was $980 and $306, respectively, of which $80 and $165 was capitalized into the cost of property, plant and equipment in the three months ended March 31, 2016 and 2015, respectively.

In April 2016, the Company restructured its revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely the Company would have been unable to comply with certain financial covenants under the prior credit agreement. The Amended Credit Agreement consists of a $65,000 fully drawn term loan, which replaced the previous $90,000 revolving line of credit, and up to $15,000 in standby letters of credit (approximately $9,000 of which has been drawn). The Company’s obligations under the Amended Credit Agreement are secured by a pledge of substantially all of the Company’s domestic assets and guaranteed by its two domestic operating subsidiaries. Such obligations bear interest at a floating rate of LIBOR plus 7.00%. Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors that is held in U.S. banks must be deposited into accounts at the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement. The Amended Credit Agreement requires minimum quarterly repayments of principal of $3,033 during each of the three remaining quarters in 2016, and $3,250 per quarter thereafter until its maturity on December 31, 2018. The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires the Company to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40,000 from August 2016 until March 2017; $30,000 from April 2017 until December 2017; and $25,000 thereafter. The Company is required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.

As of April 28, 2016, the Company’s outstanding debt under the Amended Credit Agreement was $65,000.

8.	Foreign Currencies

As of March 31, 2016, the Company’s net investment that is subject to foreign currency fluctuations totaled $16,649, and the Company has recorded a cumulative foreign currency translation loss of $36,259, all related to Russia. This cumulative translation loss is included in and is the only component of accumulated other comprehensive loss within shareholders’ equity. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

9.	New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which amends and simplifies the accounting for stock compensation. The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things. In order to simplify the accounting for stock-based compensation, the Company made a change in accounting policy to account for forfeitures when they occur, and as a result, the Company recognized a $697 cumulative-effect reduction to retained earnings under the modified retrospective approach. The Company elected prospective transition for the requirement to classify excess tax benefits as an operating activity. Additionally, as a result of the new guidance requirements, on a prospective basis, the Company now recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as a discrete item in the period in which restricted shares vest. During the three months ended March 31, 2016, the Company recognized $1,634, or $0.07 per share, in tax deficiencies, which reduced our income tax benefit. The Company adopted this guidance as of January 1, 2016. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows, other than the cumulative-effect reduction to retained earnings and income tax benefit effect.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance. This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The new guidance will be effective for the interim and annual periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The Company adopted this guidance as of January 1, 2016 on a prospective basis. The Company’s deferred tax liabilities and assets for prior periods were not retrospectively adjusted. The Company has changed its accounting principle to present deferred taxes as noncurrent in order to simplify the accounting for income taxes and to comply with ASU 2015-17.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which revises the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) to interim and annual periods beginning after December 15, 2017, with early adoption permitted no earlier than interim and annual periods beginning after December 15, 2016. In May 2014, the FASB issued ASU 2014-09, which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330),” (“ASU 2015-11”), which amends and simplifies the measurement of inventory. The main provisions of the standard require that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). ASU 2015-11 will be effective for the interim and annual periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the potential impact, if any, of adopting this new guidance on the consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” (“ASU 2015-03”), which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” which clarified that the SEC (as defined below) staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset. The Company adopted this guidance as of January 1, 2016. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”), which eliminates the concept of extraordinary items from U.S. GAAP. The Company adopted this guidance as of January 1, 2016. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” (“ASU 2014-12”), which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. The Company adopted this guidance as of January 1, 2016. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In April 2016, the Company received an income tax refund of $37,397 related to the carryback of its 2015 net operating loss to its 2013 and 2014 income tax returns.

In April 2016, the Company restructured its revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely the Company would have been unable to comply with certain financial covenants under the prior credit agreement. The Amended Credit Agreement consists of a $65,000 fully drawn term loan, which replaced the previous $90,000 revolving line of credit, and up to $15,000 in standby letters of credit (approximately $9,000 of which has been drawn). The Company’s obligations under the Amended Credit Agreement are secured by a pledge of substantially all of the Company’s domestic assets and guaranteed by its two domestic operating subsidiaries. Such obligations bear interest at a floating rate of LIBOR plus 7.00%. Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors that is held in U.S. banks must be deposited into accounts at the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy their obligations under the Amended Credit Agreement. The Amended Credit Agreement requires minimum quarterly repayments of principal of $3,033 during each of the three remaining quarters in 2016, and $3,250 per quarter thereafter until its maturity on December 31, 2018. The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires the Company to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40,000 from August 2016 until March 2017; $30,000 from April 2017 until December 2017; and $25,000 thereafter. In connection with the Amended Credit Agreement, the lender waived non-compliance with the asset coverage ratio for the months of January, February, and March 2016. The Company is required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.

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

In 2015, we suspended completion of the second production line at Millen, Georgia and also the second phase of the retrofit of an existing plant with our new KRYPTOSPHERE® technology. As of March 31, 2016, the value of the temporarily suspended assets relating to these two projects totaled approximately 90% of the Company’s total construction in progress and we estimate that both projects are over 90% complete.

Industry Conditions

Domestically, our proppant business is impacted by the number of natural gas and oil wells drilled in North America, and the need to hydraulically fracture these wells. In markets outside North America, sales of our products are also influenced by the overall level of drilling and hydraulic fracturing activity. Furthermore, because the use of ceramic proppant is based on comparing the higher initial costs with the future value derived from increased production and recovery rates, our business is influenced by the current and expected prices of oil and natural gas.

Beginning in late 2014 and continuing into the first quarter of 2016, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending. We expect that these low oil and natural gas prices will continue for the foreseeable future and will continue to negatively impact both pricing and demand for proppant. During the first quarter of 2016, the average price of West Texas Intermediate (“WTI”) crude oil fell 32% to $33.18 per barrel compared to $48.54 per barrel during the same period of 2015. The average United States rig count fell 60% in the first quarter of 2016 to 551 rigs compared to 1,380 rigs during the same period of 2015. In addition, exploration and production (“E&P”) operators continued to use more raw frac sand in place of ceramic proppant during the first quarter of 2016, a trend that we expect to continue as our customers are under increasing pressure to consider lower cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our products. These events, along with an oversupplied ceramic proppant market and low oil and natural gas prices, drove lower demand and lower average prices for our proppants during the quarter ended March 31, 2016, when compared to the same period in 2015.

Beginning early in 2015, we implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across our organization, (2) lowering our production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) eliminating dividends. As a result of these measures, in the United States, during the first quarter of 2016, we temporarily idled production (including furloughing employees) at alternating manufacturing plants. In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants. As a result of operating these plants below their normal production capacity, we expensed $9.7 million of production overhead costs in excess of amounts that would have been allocated to each unit of production at normal production levels. Our efforts to preserve cash and reduce the cost structure of the organization continued during the three months ended March 31, 2016. In addition to continued headcount rationalizing, we also implemented programs that allow us to further reduce cash compensation. Also, we did not take delivery of all of the contracted natural gas quantities and, as a result, we accounted for relevant contracts as derivative instruments and recorded a loss on these contracts of $0.2 million for the quarter ended March 31, 2016.

Further, we recently idled the majority of the production activities at our New Iberia, Louisiana plant along with our Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015). We believe that some of our accounting policies involve a higher degree of judgment and complexity than others. As of December 31, 2015, our critical accounting policies included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes and accounting for long-lived assets. These critical accounting policies are discussed more fully in our annual report on Form 10-K for the year ended December 31, 2015.

There have been no changes in our evaluation of our critical accounting policies since December 31, 2015.

Results of Operations

Three Months Ended March 31, 2016

Revenues. Revenues of $33.1 million for the three months ended March 31, 2016 decreased 55% compared to $73.7 million for the same period in 2015. The decrease was mainly attributable to a decrease in proppant sales volumes, market-driven reductions in the average proppant selling prices, and a move to lowest-cost completions. The decline in ceramic sales volume was largely attributable to a 57% reduction in the North American rig count and a depressed commodity price for oil and the resulting negative impact on industry activity levels, along with an increased number of operators using a higher percentage of raw frac sand as an alternative to proppant due to its lower cost. The reduction in revenue in our other business units resulted from the depressed commodity prices. Our worldwide proppant sales volumes and average selling price per pound in the three months ended March 31, 2016 compared to the same period in 2015 were as follows:

	Three months ended
Proppant Sales	March 31,
(Volumes in million lbs)	2016		2015
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	120	$0.22	177	$0.29
Resin Coated Sand	—	—	9	0.22
Northern White Sand	75	0.02	343	0.03

Total	195	$0.14	529	$0.12

North American (defined as Canada and U.S.) proppant sales volume decreased 67% in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to lower sales of ceramic, resin coated and Northern White Sand. North American ceramic proppant sales volume decreased 37%. International (excluding Canada) sales volumes decreased 18%.

Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.14 during the three months ended March 31, 2016 compared to $0.12 for the same period in 2015. In addition to product mix, average selling prices can be impacted by sales prices, geographic areas of sale, customer requirements and delivery methods.

Gross Loss. Gross loss for the three months ended March 31, 2016 was $23.6 million, or 71% of revenues, compared to gross loss of $26.0 million, or 35% of revenues, for the same period in 2015. Gross loss was negatively affected by a 32% decline in ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant. In addition, we incurred $6.7 million and $4.7 million in severance costs during the three months ended March 31, 2016 and 2015, respectively. We expensed $9.7 million and $8.4 million in production costs as a result of low production levels and idled facilities in the three months ended March 31, 2016 and 2015, respectively. In the three months ended March 31, 2016, we recorded a $0.2 million loss on natural gas derivatives as a result of changes in the NYMEX forward strip prices, whereas in the three months ended March 31, 2015, we recorded a $12.5 million loss on natural gas derivative instruments as a result of beginning to account for relevant natural gas contracts as derivative instruments. In addition, in the three months ended March 31, 2015, we recognized a $3.9 million adjustment in cost of sales to reduce the value of certain inventories down to lower market prices, which did not reoccur in the three months ended March 31, 2016.

Selling, General and Administrative (SG&A) and Other Operating Expenses. SG&A and other operating expenses totaled $12.4 million for the three months ended March 31, 2016 compared to $16.5 million for the same period in 2015. As a percentage of revenues, SG&A and other operating expenses increased to 37.5% in the three months ended March 31, 2016 compared to 22.4% for the same period in 2015, primarily due to the decrease in revenues. While we reduced our cost base as a result of our cash preservation initiatives that we began in early 2015, these actions were partially offset by $0.5 million in severance costs during the three months ended March 31, 2016, as compared to $1.3 million in the same period in 2015. Loss (gain) on disposal or impairment of assets was primarily comprised of a $1.1 million impairment of the long-term portion of bauxite raw materials during the three months ended March 31, 2016.

Income Tax Benefit. Income tax benefit was $12.1 million, or 32.9% of pretax loss, for the three months ended March 31, 2016 compared to income tax benefit of $14.0 million, or 32.9% of pretax income, for the same period in 2015.

Outlook

Over the last twelve months, we have taken significant steps to reduce future costs, right-size the organization and align production levels with lower customer demands resulting from the severe decline in oil and natural gas completion activity. The impact on the entire ceramic proppant industry has been severe, leading other domestic proppant suppliers to make similar decisions to idle ceramic proppant manufacturing capacity.

The continued decline in commodity prices during early 2016 creates an increasingly challenging operating environment as completion activity by operators will likely remain depressed. This environment, along with the inventory liquidation of low-quality Chinese ceramic proppant in North America, may lead to additional pressure on our ceramic proppant volumes during the second quarter of 2016.

We expect to spend less than $10.0 million in capital expenditures in 2016, a significant decrease when compared to the $62.7 million spent in capital expenditures in 2015. As previously announced, the Board of Directors has decided to suspend our policy of paying quarterly cash dividends, and our Amended Credit Agreement prohibits us from paying such dividends. The timing of an industry recovery is uncertain and there is a risk that conditions will continue to deteriorate. In light of such risk and taking into account the minimum cash covenant set forth in our Amended Credit Agreement, we believe it will be necessary to raise additional capital. Under the Amended Credit Agreement, we are permitted to raise capital through issuance of common and certain types of preferred stock without the consent of our lender and, with the consent of the lender (not to be unreasonably withheld), we may issue up to $25 million of subordinated debt. We are exploring raising capital through such means and are also considering the monetization of certain technologies to further bolster our cash reserves. We received an income tax refund of $37.4 million in April 2016 related to the carryback of our 2015 net operating loss to our 2013 and 2014 income tax returns. Going forward, we will continue to assess our liquidity needs and make adjustments to manage cash flows.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $41.5 million compared to cash and cash equivalents of $78.9 million at December 31, 2015. During the three months ended March 31, 2016, we used $8.3 million of cash in operating activities. Additional uses of cash included $23.0 million in repayments on our line of credit and $6.1 million for capital expenditures, and $0.4 million for purchases of our common stock.

On January 19, 2016, our Board of Directors suspended our policy of paying quarterly cash dividends. We estimate that our total capital expenditures for the remainder of 2016 will be less than $4.0 million. Due to market conditions, the completion of the second line at the manufacturing facility in Millen, Georgia and the second phase of a plant retrofit with new KRYPTOSPHERE® technology have been suspended until such time that market conditions warrant completion.

In April 2016, we restructured our revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely we would have been unable to comply with certain financial covenants under the prior credit agreement. The Amended Credit Agreement consists of a $65.0 million fully drawn term loan, which replaced the previous $90.0 million revolver, and up to $15.0 million in standby letters of credit (approximately $9 million of which has been drawn). Our obligations under the Amended Credit Agreement are secured by a pledge of substantially all of our domestic assets and guaranteed by our two domestic operating subsidiaries. Such obligations bear interest at LIBOR plus 7.00%. Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors that is held in U.S. banks must be deposited into accounts with the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement. The Amended Credit Agreement requires minimum quarterly repayments of principal of $3.033 million during each of the remaining quarters in 2016 and $3.250 million thereafter until its maturity on December 31, 2018. The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires us to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40.0 million from August 2016 until March 2017; $30.0 million from April 2017 until December 2017; and $25.0 million thereafter. In connection with the Amended Credit Agreement, the lender waived non-compliance with the asset coverage ratio for the months of January, February, and March 2016. We are required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement. As of March 31, 2016, our outstanding debt under the credit agreement was $65.0 million, and we had issued $9.355 million in standby letters of credit. As of April 28, 2016, our outstanding debt under the Amended Credit Agreement was $65.0 million.

The Company anticipates that cash on hand and supplemental capital raises will be sufficient to meet planned operating expenses and other cash needs for the next 12 months.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

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

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”). Please see the discussion set forth under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and similar disclosures in subsequently filed reports with the SEC. We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through foreign currency fluctuations that could impact our investments in Russia. As of March 31, 2016, our net investments subject to foreign currency fluctuations totaled $16.6 million and we had recorded cumulative foreign currency translation loss of $36.3 million, all related to the Russian Ruble. This cumulative translation loss is included in Accumulated Other Comprehensive Loss. From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. There were no such foreign exchange contracts outstanding at March 31, 2016. No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility. In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices. At March 31, 2016, we had contracted for a total of 7,020,000 MMBtu of natural gas at an average price of $4.46 per MMBtu through December 31, 2018.

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

As of March 31, 2016, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 except as follows. The risk factors below update the respective risk factor previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015:

We may not have sufficient cash and/or be able to access liquidity alternatives in the credit and capital markets, making it potentially difficult to meet our liquidity needs. In addition, an inability to comply with our obligations under our Amended Credit Agreement may have a material adverse effect on our financial condition.

Our primary sources of liquidity are cash on hand and cash flow from operations. Our ability to fund our working capital, capital expenditures, debt service under our Amended Credit Agreement and other obligations and to comply with the restrictive covenants under our credit facility depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing oil and natural gas prices, economic conditions and other factors, many of which are beyond our control. Under the Amended Credit Agreement, our principal financial covenant requires us to have minimum cash on hand as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, which will be $40 million at August 31, 2016. Unless the Company is able to raise additional cash as described above or there is a significant improvement in operating conditions, there is a significant risk that the Company will not be able to satisfy that covenant.

If our future operating performance falls materially below our expectations, our plans prove to be materially inaccurate, or industry conditions do not materially improve, we may require additional financing. However, our Amended Credit Agreement imposes certain restrictions on our ability to obtain additional financing, the availability of which cannot be guaranteed even if permitted under our credit facility. Further, our credit facility imposes certain restrictions on our ability to sell certain assets and to engage in more than $2.5 million in non-ordinary course asset sales, and, subject to certain exceptions, also imposes restrictions on our ability to use the future proceeds from such transactions.

Even if such financing is permitted and is or becomes available, future financing transactions may significantly increase the Company’s interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities and could make us more vulnerable to changes in operating performance or economic downturns generally. The inability to generate sufficient cash, modify our credit agreement, or obtain replacement or additional financing, or an event of default under our credit agreement, could have a material adverse effect on our financial condition.

We therefore cannot provide any assurance that we will be able to access the capital or credit markets on acceptable terms or timing, or at all. Access to the capital markets and the cost and availability of credit may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in securities trading markets, the continuing downturn in the oil and gas industry and general economic conditions. Currently, we no longer qualify as a “well-known seasoned issuer,” which previously enabled us to, among other things, file automatically effective shelf registration statements. Now, even if we are able to access the capital markets, any attempt to do so could be more expensive or subject to significant delays when compared with previous periods.

We have no current plans to pay cash dividends on our common stock for the foreseeable future and our Amended Credit Agreement contains restrictions on our ability to pay dividends; therefore, you may not receive any return on investment unless you sell your common stock for a price greater than you paid.

We do not plan to declare dividends on shares of our common stock in the foreseeable future. In addition, our Amended Credit Agreement prohibits us from paying such dividends. We currently intend to retain any future earnings to finance the operation of our business and meet our debt obligations. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

The outstanding indebtedness under our Amended Credit Agreement is secured by substantially all of our domestic assets and guaranteed by our two domestic operating subsidiaries, subject to certain exceptions.

The outstanding indebtedness under our Amended Credit Agreement is secured by substantially all of our domestic assets and guaranteed by our two domestic operating subsidiaries, subject to certain exceptions. A breach of certain covenants or payment obligations in the Amended Credit Agreement would result in a default. In the event of such a default, our lenders may (1) elect to declare all outstanding borrowings made under the Amended Credit Agreement and the guaranties of the two operating subsidiaries, together with accrued interest and other fees, to be immediately due and payable; (2) exercise their set-off rights; and (3) enforce and foreclose on their security interest and liquidate some or all of such pledged assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
01/01/16 to 01/31/16	—		—	—	2,000,000
02/01/16 to 02/29/16	27,031		$15.46	—	2,000,000
03/01/16 to 03/31/16	—		—	—	2,000,000

Total	27,031	(2)		—

(1)	On January 28, 2015, we announced the authorization by our Board of Directors for the repurchase of up to two million shares of our Common Stock.
(2)	Represents shares of stock withheld for the payment of withholding taxes upon the vesting of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Agreement and Amendment No. 7 to the Credit Agreement, dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

10.2	Amended and Restated Pledge and Security Agreement, dated as of April 27, 2016, by and between CARBO Ceramics Inc., as borrower and Wells Fargo Bank, National Association, as administrative agent.

10.3	Patent and Trademark Security Agreement dated as of April 27, 2016 by and among CARBO Ceramics Inc., as borrower, certain Material Domestic Subsidiaries of the Borrower and Wells Fargo Bank, National Association, as administrative agent.

10.4	Waiver Agreement dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, certain Lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent.

10.5	Guaranty Agreement dated as of April 27, 2016, by and among certain Guarantors of CARBO Ceramics Inc. thereto and Wells Fargo Bank, National Association, as administrative agent.

10.6	Fourth Amended and Restated Employment Agreement dated as of March 15, 2016, by and between CARBO Ceramics Inc. and Gary A. Kolstad.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ GARY A. KOLSTAD
Gary A. Kolstad
President and Chief Executive Officer

/s/ ERNESTO BAUTISTA III
Ernesto Bautista III
Chief Financial Officer

Date: April 28, 2016

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Agreement and Amendment No. 7 to the Credit Agreement, dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein.

10.2	Amended and Restated Pledge and Security Agreement, dated as of April 27, 2016, by and between CARBO Ceramics Inc., as borrower and Wells Fargo Bank, National Association, as administrative agent.

10.3	Patent and Trademark Security Agreement dated as of April 27, 2016 by and among CARBO Ceramics Inc., as borrower, certain Material Domestic Subsidiaries of the Borrower and Wells Fargo Bank, National Association, as administrative agent.

10.4	Waiver Agreement dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, certain Lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent.

10.5	Guaranty Agreement dated as of April 27, 2016, by and among certain Guarantors of CARBO Ceramics Inc. thereto and Wells Fargo Bank, National Association, as administrative agent.

10.6	Fourth Amended and Restated Employment Agreement dated as of March 15, 2016, by and between CARBO Ceramics Inc. and Gary A. Kolstad.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.