Form 10-Q
period 2016-06-30
CARBO CERAMICS INC
filed 2016-07-28
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 22, 2016, 23,498,241 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$80,723	$78,866
Trade accounts and other receivables, net	21,914	48,596
Inventories:
Finished goods	81,390	77,537
Raw materials and supplies	22,771	27,021
Total inventories	104,161	104,558
Prepaid expenses and other current assets	4,430	3,762
Prepaid income taxes	116	—
Deferred income taxes	—	49,495
Total current assets	211,344	285,277
Property, plant and equipment:
Land and land improvements	45,529	45,774
Land-use and mineral rights	19,696	19,877
Buildings	87,132	83,500
Machinery and equipment	645,695	642,396
Construction in progress	93,899	96,084
Total property, plant and equipment	891,951	887,631
Less accumulated depreciation and amortization	374,792	349,900
Net property, plant and equipment	517,159	537,731
Goodwill	3,500	3,500
Intangible and other assets, net	10,675	9,861
Total assets	$742,678	$836,369
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$12,566	$33,000
Notes payable	1,468	—
Accounts payable	4,921	10,709
Accrued payroll and benefits	2,645	6,003
Accrued freight	409	3,068
Accrued utilities	1,310	2,414
Accrued income taxes	—	139
Derivative instruments	4,014	6,240
Other accrued expenses	6,753	8,717
Total current liabilities	34,086	70,290
Deferred income taxes	28,428	63,858
Long-term debt	48,780	55,000
Notes payable, related parties	25,000	—
Other long-term liabilities	3,553	4,915
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 23,498,241 and 23,280,696 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	235	233
Additional paid-in capital	69,137	65,067
Retained earnings	568,591	614,708
Accumulated other comprehensive loss	(35,132)	(37,702)
Total shareholders' equity	602,831	642,306
Total liabilities and shareholders' equity	$742,678	$836,369

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$20,651	$73,252	$53,753	$146,999
Cost of sales	40,663	83,554	97,406	183,299
Gross loss	(20,012)	(10,302)	(43,653)	(36,300)
Selling, general and administrative expenses	10,034	14,746	21,509	31,292
(Gain) loss on disposal or impairment of assets	(23)	(131)	925	(163)
Operating loss	(30,023)	(24,917)	(66,087)	(67,429)
Other expense:
Interest expense, net	(1,623)	(29)	(2,419)	(31)
Other, net	8	25	83	(105)
	(1,615)	(4)	(2,336)	(136)
Loss before income taxes	(31,638)	(24,921)	(68,423)	(67,565)
Income tax benefit	(11,342)	(7,917)	(23,443)	(21,959)
Net loss	$(20,296)	$(17,004)	$(44,980)	$(45,606)
Loss per share:
Basic	$(0.88)	$(0.74)	$(1.95)	$(1.98)
Diluted	$(0.88)	$(0.74)	$(1.95)	$(1.98)
Other information:
Dividends declared per common share	$—	$—	$—	$0.43

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(20,296)	$(17,004)	$(44,980)	$(45,606)
Other comprehensive income:
Foreign currency translation adjustment	1,127	965	2,570	563
Deferred income taxes	—	—	—	—
Other comprehensive income, net of tax	1,127	965	2,570	563
Comprehensive loss	$(19,169)	$(16,039)	$(42,410)	$(45,043)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(44,980)	$(45,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,448	27,006
Provision for doubtful accounts	829	201
Deferred income taxes	(23,340)	(23,512)
Lower of cost or market inventory adjustment	—	4,372
Loss (gain) on disposal or impairment of assets	925	(163)
Foreign currency transaction gain (loss), net	(111)	49
Stock compensation expense	3,399	4,457
Change in fair value of derivative instruments	(3,725)	10,958
Changes in operating assets and liabilities:
Trade accounts and other receivables	26,210	63,418
Inventories	(1,207)	17,647
Prepaid expenses and other current assets	833	(866)
Long-term other assets	144	801
Accounts payable	(2,194)	(5,072)
Accrued expenses	(9,136)	(10,304)
Other long-term liabilities	139	—
Income tax receivable, net	37,200	16,064
Net cash provided by operating activities	9,434	59,450
Investing activities
Capital expenditures	(6,439)	(36,660)
Net cash used in investing activities	(6,439)	(36,660)
Financing activities
Proceeds from long-term debt	—	70,000
Repayments on long-term debt	(26,033)	—
Payments of debt issuance costs	(339)	—
Proceeds from notes payable, related parties	25,000	—
Dividends paid	—	(10,009)
Purchase of common stock	(441)	(549)
Net cash (used in) provided by financing activities	(1,813)	59,442
Effect of exchange rate changes on cash	675	54
Net increase in cash and cash equivalents	1,857	82,286
Cash and cash equivalents at beginning of period	78,866	24,298
Cash and cash equivalents at end of period	$80,723	$106,584
Supplemental cash flow information
Interest paid	$1,824	$674
Income taxes paid	$—	$—

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

In late 2014 and early 2015, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  Beginning in early 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across the organization, (2) lowering production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) eliminating dividends.  As a result of these measures, the Company temporarily idled production and furloughed employees at alternating manufacturing plants.  The Company continues to depreciate these assets.  During 2016, the Company also implemented programs that allow it to further reduce cash compensation.  Further, during 2016, the Company idled the majority of the production activities at its New Iberia, Louisiana plant and its Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.  The Company continues to assess liquidity needs and manage cash flows and, if industry conditions do not improve and/or demand for its products does not otherwise increase, the Company would expect to temporarily idle all or a portion of our currently active facilities in the short term.  Given continuing uncertainties with regards to the length of the industry downturn, the Company is evaluating alternative sources of capital.  As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand, cash flow from operations, and cash flow from other liquidity-generating transactions will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for the next twelve months.

Additionally, the construction projects relating to the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with the new KRYPTOSPHERE® technology remain suspended.  As of June 30, 2016, the value of the temporarily suspended projects relating to these two projects totaled approximately 90% of the Company’s total construction in progress, and both projects are over 90% complete.

Lower of Cost or Market Adjustments

During the three-month period ended March 31, 2015, the Company reviewed the carrying values of all inventories and concluded that certain inventories in China had been impacted by changes in market conditions.  Current market prices had fallen below carrying costs for certain inventories.  Consequently, during the three-month period ended March 31, 2015, the Company recognized a $4,372 loss in cost of sales, primarily to adjust finished goods and raw materials carrying values to the lower market prices on inventories inside China.  The adjustments were based on current market prices for these or similar products, as determined by actual sales, bids, and/or quotes from third parties.  As of June 30, 2016, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended June 30, 2016 and 2015, the Company expensed $13,515 and $11,208, respectively, in production costs.  For the six months ended June 30, 2016 and 2015, the Company expensed $23,222 and $19,629, respectively, in production costs.

Long-lived and other noncurrent assets impairment considerations

As noted, the Company has temporarily idled production at various manufacturing facilities throughout 2016.  The Company does not necessarily assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  As of March 31, 2016, as a result of changes in the planned usage of certain long-term bauxite raw materials, the Company evaluated the carrying value of those bauxite raw materials.  Based upon this evaluation, during the three months ended March 31, 2016, the Company recognized an impairment charge of $1,065 on these bauxite raw material inventories.  As of June 30, 2016, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of other long-lived and other noncurrent assets might be further impaired.  However, the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on these and/or other long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net loss	$(20,296)	$(17,004)	$(44,980)	$(45,606)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(20,296)	$(17,004)	$(44,980)	$(45,606)
Denominator:
Denominator for basic loss per share--weighted-average shares	23,108,889	22,999,157	23,085,725	22,987,086
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	23,108,889	22,999,157	23,085,725	22,987,086
Basic loss per share	$(0.88)	$(0.74)	$(1.95)	$(1.98)
Diluted loss per share	$(0.88)	$(0.74)	$(1.95)	$(1.98)

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock.  Shares are effectively retired at the time of purchase.  As of June 30, 2016, the Company had not repurchased any shares under the plan.

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings.  The Company uses the income approach in determining the fair value of these derivative instruments.  The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period.  The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts.  The discount rate had an immaterial impact on the fair value of the contracts for the six months ended June 30, 2016.  The last of these natural gas contracts will expire in December 2018.  During the three months ended June 30, 2016 and 2015, the Company recognized an $824 gain and $58 loss, respectively, in cost of sales on derivatives instruments.  During the six months ended June 30, 2016 and 2015, the Company recognized a $597 gain and $12,605 loss, respectively, in cost of sales on derivatives instruments.  The cumulative present value of these natural gas derivative contracts as of June 30, 2016 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At June 30, 2016, the Company had contracted for delivery a total of 6,120,000 MMBtu of natural gas at an average price of $4.44 per MMBtu through December 31, 2018.  Contracts covering 5,820,000 MMBtu are subject to accounting as derivative instruments.  Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains.  Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives.  The historical average NYMEX natural gas contract settlement prices for the three months ended June 30, 2016 and 2015 were $1.95 per MMBtu and $2.64 per MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 4 herein for additional information on the derivative instruments).  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(7,429)	—	(7,429)
Total fair value	$—	$(7,429)	$—	$(7,429)

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(11,155)	—	(11,155)
Total fair value	$—	$(11,155)	$—	$(11,155)

At June 30, 2016, the fair value of the Company’s long-term debt approximated the carrying value.

6.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for the granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  As of June 30, 2016, 295,833 shares were available for issuance under the 2014 Omnibus Incentive Plan.  Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, certain nonvested restricted shares granted under that plan remain outstanding in accordance with its terms.  Additionally, certain units of phantom stock remain outstanding under the 2009 Omnibus Incentive Plan, as described below.

A summary of restricted stock activity and related information for the six months ended June 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2016	266,152	$51.39
Granted	234,412	$17.27
Vested	(106,885)	$58.34
Forfeited	(28,941)	$30.68
Nonvested at June 30, 2016	364,738	$29.07

As of June 30, 2016, there was $8,111 of total unrecognized compensation cost related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the six months ended June 30, 2016 was $6,236.

The Company made market-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan.  As of June 30, 2016, the total target award outstanding was $2,077.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and pursuant to the 2014 Omnibus Incentive Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of June 30, 2016, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 13,737 have vested and 3,954 have been forfeited.  As of June 30, 2016, there were 11,115 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which 1,302 have vested and 2,292 have been forfeited.  As of June 30, 2016, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan had a total value of $105, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

7.	Long-Term Debt and Notes Payable

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

As of June 30, 2016, the Company’s outstanding debt under its Amended Credit Agreement was $61,967, of which $12,566 was classified as current and $49,401 was classified as long-term.  As of June 30, 2016, the Company had $621 of debt issuance costs that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  For the six months ended June 30, 2016, the weighted average interest rate was 5.604% based on LIBOR-based rate borrowings.  The Company had $9,355 and $8,875 in standby letters of credit issued as of June 30, 2016 and December 31, 2015, respectively, primarily as collateral relating to our natural gas commitments.  As of December 31, 2015, the Company’s outstanding debt under the prior credit agreement was $88,000, of which $33,000 was classified as current and $55,000 was classified as long-term.  As of December 31, 2015, the weighted average interest rate was 4.664% based on LIBOR-based rate borrowings.  Interest cost for the six months ended June 30, 2016 and 2015 was $2,747 and $937, respectively, of which $80 and $639 was capitalized into the cost of property, plant and equipment in the six months ended June 30, 2016 and 2015, respectively.

In April 2016, the Company restructured its revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely the Company would have been unable to comply with certain financial covenants under the prior credit agreement.  The Amended Credit Agreement consists of a $65,000 fully drawn term loan, which replaced the previous $90,000 revolving line of credit, and up to $15,000 in standby letters of credit.  The Company’s obligations under the Amended Credit Agreement are secured by a pledge of substantially all of the Company’s domestic assets and guaranteed by its two domestic operating subsidiaries.  Such obligations bear interest at a floating rate of LIBOR plus 7.00%.  Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors, that is held in U.S. banks must be deposited into accounts at the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement.  The Amended Credit Agreement requires minimum quarterly repayments of principal of $3,033 during each remaining quarter in 2016, and $3,250 per quarter thereafter until its maturity on December 31, 2018.  The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires the Company to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40,000 from August 2016 until March 2017; $30,000 from April 2017 until December 2017; and $25,000 thereafter.  The Company is required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.  As of July 28, 2016, the Company’s outstanding debt under the Amended Credit Agreement was $58,934.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matures on April 1, 2019 and bears interest at 7.00%.  Additionally, in May 2016, each of those directors entered into a Subordination and Intercreditor Agreement with the Company’s bank lender, which, among other things, provides that each Note is subordinated to the indebtedness outstanding under the Amended Credit Agreement.

In June 2016, the Company entered into an agreement with a financing company to finance certain insurance premiums in the amount of $1,468.  Payments are due monthly through April 1, 2017 with an effective interest rate of 0.75%.  The liability is included in Notes Payable within Current Liabilities on the Consolidated Balance Sheet.

8.	Foreign Currencies

As of June 30, 2016, the Company’s net investment that is subject to foreign currency fluctuations totaled $17,789, and the Company has recorded a cumulative foreign currency translation loss of $35,132, all related to the Russian Ruble.  This cumulative translation loss is included in and is the only component of accumulated other comprehensive loss within shareholders’ equity.  No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

9.	New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which amends and simplifies the accounting for stock compensation.  The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things.  In order to simplify the accounting for stock-based compensation, the Company made a change in accounting policy to account for forfeitures when they occur, and as a result, the Company recognized a $697 cumulative-effect reduction to retained earnings under the modified retrospective approach.  The Company elected prospective transition for the requirement to classify excess tax benefits as an operating activity.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, the Company now recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as a discrete item in the period in which restricted shares vest.  During the six months ended June 30, 2016, the Company recognized $1,540, or $0.07 per share, in tax deficiencies, which reduced our income tax benefit.  The Company adopted this guidance as of January 1, 2016.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows, other than the cumulative-effect reduction to retained earnings and income tax benefit effect.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” (“ASU 2015-03”), which amends and simplifies the presentation of debt issuance costs.  The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense.  In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” which clarified that the SEC (as defined below) staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset.  The Company adopted this guidance as of January 1, 2016 on a retroactive basis.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On July 20, 2016, the Company repaid $3,033 under its Amended Credit Agreement.

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, common stock having an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CARBO Ceramics Inc. (“we,” “us,” “our” or our “Company”) is an oilfield services technology company that generates revenue primarily through the sale of production enhancement technology products and services to the oil and natural gas industry.  Our principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells.  These proppant products include ceramic, resin-coated proppants and raw frac sand.  We also provide one of the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services.  In addition, we provide a broad range of technologies for spill prevention, containment and countermeasures.

We focus on integrating technologies to produce engineered solutions in our Design, Build, and Optimize the Frac® technology businesses, delivering important value to E&P operators by increasing well production and Estimated Ultimate Recovery (EUR), thereby lowering overall finding and development costs.

As a result, our business is dependent to a large extent on the level of drilling and hydraulic fracturing activity in the oil and natural gas industry worldwide.  Gross margin for our ceramic proppant business is principally impacted by sales volume, product mix, sales price, distribution costs, manufacturing costs, including natural gas, and our production levels as a percentage of our capacity.  In 2013, we began selling raw frac sand.  Raw frac sand products sell at much lower prices than our ceramic proppant.  Given the lower price of sand, our gross (loss) profit is generally more impacted by the sale of ceramic proppant.

In 2015, we suspended completion of the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with our new KRYPTOSPHERE® technology.  As of June 30, 2016, the value of the temporarily suspended assets relating to these two projects totaled approximately 90% of the Company’s total construction in progress and we estimate that both projects are over 90% complete.

Industry Conditions

Our proppant business is primarily impacted by the number of natural gas and oil wells drilled in North America, and the need to hydraulically fracture these wells.  In markets outside North America, sales of our products are also influenced by the overall level of drilling and hydraulic fracturing activity.  Furthermore, because the use of ceramic proppant by our customers is based on comparing the higher initial costs with the future value derived from increased production and recovery rates, our business is influenced by the current and expected prices of oil and natural gas.

Beginning in late 2014 and continuing into the second quarter of 2016, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  We expect that these low oil and natural gas prices will continue to negatively impact both pricing and demand for proppant.  During the three months ended June 30, 2016, the average price of West Texas Intermediate (“WTI”) crude oil fell 22% to $45.41 per barrel compared to $57.84 per barrel during the same period in 2015.  The average North American rig count fell 53% during the three months ended June 30, 2016 to 469 rigs compared to 1,008 rigs during the same period in 2015.  In addition, exploration and production (“E&P”) operators continued to use more raw frac sand as a percentage of overall proppant consumption during the three months ended June 30, 2016, a trend that we expect to continue as our customers are under increasing pressure to consider lower cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our products.  These events, along with an oversupplied ceramic proppant market that is liquidating inventory, and low oil and natural gas prices, drove lower demand and lower average prices for our proppants during the three months ended June 30, 2016, when compared to the same period in 2015.

Beginning early in 2015, we implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across our organization, (2) lowering our production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) eliminating dividends.  As a result of these measures, in the United States, during the six months ended June 30, 2016, we temporarily idled production (including furloughing employees) at certain manufacturing plants.  In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants.  As a result of operating these plants below their normal production capacity, we expensed $23.2 million of production overhead costs in excess of amounts that would have been allocated to each unit of production at normal production levels.  Our efforts to preserve cash and reduce the cost structure of the organization continued during the six months ended June 30, 2016.  In addition to continued headcount rationalizing, we also implemented programs that allow us to further reduce cash compensation.  Also, we did not take delivery of all of the contracted natural gas quantities and, as a result, we accounted for relevant contracts as derivative instruments and recorded a gain on these contracts of $0.6 million for the six months ended June 30, 2016.

Further, we have idled the majority of the production activities at our New Iberia, Louisiana plant along with our Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.  Our facilities in McIntyre and Millen, Georgia, and Marshfield, Wisconsin remain idled due to market conditions.

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

Results of Operations

Three Months Ended June 30, 2016

Revenues.  Revenues of $20.7 million for the three months ended June 30, 2016 decreased 72% compared to $73.3 million for the same period in 2015.  The decrease was mainly attributable to a decrease in proppant sales volumes, market-driven reductions in the average proppant selling prices, and a move to lowest-cost completions.  The decline in ceramic sales volume was largely attributable to a 53% reduction in the North American rig count and a depressed commodity price for oil and the resulting negative impact on industry activity levels, along with an increased number of operators using a higher percentage of raw frac sand as an alternative to ceramic proppant due to its lower cost.  The reduction in revenue in our other business units resulted from the depressed commodity prices.  Our worldwide proppant sales volumes and average selling price per pound in the three months ended June 30, 2016 compared to the same period in 2015 were as follows:

	Three months ended
Proppant Sales	June 30,
(Volumes in million lbs)	2016		2015
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	71	$0.22	190	$0.30
Resin Coated Sand	—	—	10	0.15
Northern White Sand	41	0.02	258	0.03
Total	112	$0.15	458	$0.14

North American (defined as Canada and U.S.) proppant sales volume decreased 81% in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to lower sales of ceramic, resin coated and Northern White Sand.  North American ceramic proppant sales volume decreased 74%.  International (excluding Canada) sales volumes decreased 16%.

Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.15 during the three months ended June 30, 2016 compared to $0.14 for the same period in 2015.

Gross Loss.  Gross loss for the three months ended June 30, 2016 was $20.0 million, or 97% of revenues, compared to gross loss of $10.3 million, or 14% of revenues, for the same period in 2015.  Gross loss was negatively affected by a 62% decline in ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant.  We expensed $13.5 million and $11.2 million in production costs as a result of low production levels and idled facilities in the three months ended June 30, 2016 and 2015, respectively.  In the three months ended June 30, 2016 and 2015, we recorded a $0.8 million gain and $0.1 million loss on natural gas derivatives, respectively, as a result of changes in the NYMEX forward strip prices.

Selling, General and Administrative (SG&A) and Other Operating Expenses.  SG&A and other operating expenses totaled $10.0 million for the three months ended June 30, 2016 compared to $14.6 million for the same period in 2015.  As a percentage of revenues, SG&A and other operating expenses increased to 48.5% in the three months ended June 30, 2016 compared to 20.0% for the same period in 2015, primarily due to the decrease in revenues.  We continued to reduce our cost base as a result of our cash preservation initiatives that we began in early 2015.

Income Tax Benefit.  Income tax benefit was $11.3 million, or 35.8% of pretax loss, for the three months ended June 30, 2016 compared to income tax benefit of $7.9 million, or 31.8% of pretax income, for the same period in 2015.

Six Months Ended June 30, 2016

Revenues.  Revenues of $53.8 million for the six months ended June 30, 2016 decreased 63% compared to $147.0 million for the same period in 2015.  The decrease was mainly attributable to a decrease in proppant sales volumes, market-driven reductions in the average proppant selling prices, and a move to lowest-cost completions.  The decline in ceramic sales volume was largely attributable to a 56% reduction in the North American rig count and a depressed commodity price for oil and the resulting negative impact on industry activity levels, along with an increased number of operators using a higher percentage of raw frac sand as an alternative to ceramic proppant due to its lower cost.  The reduction in revenue in our other business units resulted from the depressed commodity prices.  Our worldwide proppant sales volumes and average selling price per pound in the six months ended June 30, 2016 compared to the same period in 2015 were as follows:

	Six months ended
Proppant Sales	June 30,
(Volumes in million lbs)	2016		2015
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	191	$0.22	367	$0.30
Resin Coated Sand	—	—	19	0.18
Northern White Sand	116	0.02	601	0.03
Total	307	$0.15	987	$0.13

North American (defined as Canada and U.S.) proppant sales volume decreased 74% in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to lower sales of ceramic, resin coated and Northern White Sand.  North American ceramic proppant sales volume decreased 57%.  International (excluding Canada) sales volumes decreased 17%.

Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.15 during the six months ended June 30, 2016 compared to $0.13 for the same period in 2015.

Gross Loss.  Gross loss for the six months ended June 30, 2016 was $43.7 million, or 81% of revenues, compared to gross loss of $36.3 million, or 25% of revenues, for the same period in 2015.  Gross loss was negatively affected by a 48% decline in ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant.  In addition, we incurred $6.2 million and $4.8 million in severance costs during the six months ended June 30, 2016 and 2015, respectively.  We expensed $23.2 million and $19.6 million in production costs as a result of low production levels and idled facilities in the six months ended June 30, 2016 and 2015, respectively.  In the six months ended June 30, 2016, we recorded a $0.6 million gain on natural gas derivatives as a result of changes in the NYMEX forward strip prices, whereas in the six months ended June 30, 2015, we recorded a $12.6 million loss on natural gas derivative instruments as a result of beginning to account for relevant natural gas contracts as derivative instruments.  In addition, in the six months ended June 30, 2015, we recognized a $3.9 million adjustment in cost of sales to reduce the value of certain inventories down to lower market prices, which did not reoccur in the six months ended June 30, 2016.

Selling, General and Administrative (SG&A) and Other Operating Expenses.  SG&A and other operating expenses totaled $22.4 million for the six months ended June 30, 2016 compared to $31.1 million for the same period in 2015.  As a percentage of revenues, SG&A and other operating expenses increased to 41.7% in the six months ended June 30, 2016 compared to 21.2% for the same period in 2015, primarily due to the decrease in revenues.  We continued to reduce our cost base as a result of our cash preservation initiatives that we began in early 2015.  Loss (gain) on disposal or impairment of assets was primarily composed of a $1.1 million impairment of the long-term portion of bauxite raw materials offset by gains on asset disposals during the six months ended June 30, 2016.

Income Tax Benefit.  Income tax benefit was $23.4 million, or 34.3% of pretax loss, for the six months ended June 30, 2016 compared to income tax benefit of $22.0 million, or 32.5% of pretax income, for the same period in 2015.

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

The continuing decline in commodity prices during 2016 has maintained a challenging operating environment as completion activity by operators remained depressed.  This environment, along with the inventory liquidation of low-quality Chinese ceramic proppant in North America, led to additional pressure on our ceramic proppant sales volumes during the second quarter of 2016.

Exiting the second quarter, we are becoming more optimistic on the industry operating environment, given the improvement in the oil and natural gas commodity price environment from the first quarter of 2016.  Communications with our clients lead us to believe third quarter 2016 ceramic proppant sales may increase from second quarter 2016 levels.  In addition, the third quarter typically sees an increase in industry activity due to coming out of Canadian spring breakup and fewer weather associated issues in the northern regions.  We anticipate an environment where E&P operators gradually step back in to using more durable, high conductivity proppants, likely concentrated on tail-in applications.

Efforts to reduce our cost structure continued during the second quarter, including the renegotiation of our railcar lease contracts and reducing SG&A costs.  In addition, higher natural gas commodity prices provided a cash benefit relating to our excess natural gas commitments as these contracts are net settled.  As a result of these cost reduction efforts, coupled with our efforts to further lower inventory levels, we anticipate our quarterly cash burn to improve next quarter.

The timing of an industry recovery is uncertain and there is a risk that conditions regress or do not improve.  In light of such risk and taking into account the minimum cash covenant set forth in our Amended Credit Agreement, we believe it will be necessary to raise additional capital.  Under the Amended Credit Agreement, we are permitted to raise capital through issuance of common and certain types of preferred stock without the consent of our lender.  We are planning to raise capital through the former means (see Liquidity and Capital Resources, below) and are also considering the monetization of certain technologies to further bolster our cash reserves.  We received an income tax refund of $37.4 million in April 2016 related to the carryback of our 2015 net operating loss to our 2013 and 2014 income tax returns.  Going forward, we will continue to assess our liquidity needs and make adjustments to manage cash flows.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $80.7 million compared to cash and cash equivalents of $78.9 million at December 31, 2015.  During the six months ended June 30, 2016, we generated $9.4 million of cash from operating activities and $25.0 million in proceeds from notes payable.  Uses of cash included $26.0 million in repayments on our line of credit, $6.4 million for capital expenditures, $0.4 million for purchases of our common stock, and $0.3 million for payments of debt issuance costs.

On January 19, 2016, our Board of Directors suspended our policy of paying quarterly cash dividends.  We estimate that our total capital expenditures for the remainder of 2016 will be less than $3.0 million.  Due to market conditions, the completion of the second line at the manufacturing facility in Millen, Georgia and the second phase of a plant retrofit with new KRYPTOSPHERE® technology have been suspended until such time that market conditions warrant completion.

In April 2016, we restructured our revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely we would have been unable to comply with certain financial covenants under the prior credit agreement.  The Amended Credit Agreement consists of a $65.0 million fully drawn term loan, which replaced the previous $90.0 million revolver, and up to $15.0 million in standby letters of credit.  Our obligations under the Amended Credit Agreement are secured by a pledge of substantially all of our domestic assets and guaranteed by our two domestic operating subsidiaries.  Such obligations bear interest at LIBOR plus 7.00%.  Under the Amended Credit Agreement, all of the cash of and the Company, including any of the subsidiary guarantors that is held in U.S. banks must be deposited into accounts with the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement.  The Amended Credit Agreement requires minimum quarterly repayments of principal of $3.033 million during each of the remaining quarters in 2016 and $3.250 million thereafter until its maturity on December 31, 2018.  The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires us to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40.0 million from August 2016 until March 2017; $30.0 million from April 2017 until December 2017; and $25.0 million thereafter.  In connection with the Amended Credit Agreement, the lender waived non-compliance with the asset coverage ratio for the months of January, February, and March 2016.  We are required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.  As of June 30, 2016, our outstanding debt under the credit agreement was $61.967 million, and we had issued $9.355 million in standby letters of credit.  As of July 28, 2016, our outstanding debt under the Amended Credit Agreement was $58.934 million.

In May 2016, we received proceeds of $25.0 million from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of our Directors.  Each Note matures on April 1, 2019 and bears interest at 7.00%.  Additionally, in May 2016, each of those directors entered into a Subordination and Intercreditor Agreement with our bank lender, which, among other things, provides that each Note is subordinated to the indebtedness outstanding under our Amended Credit Agreement.

In July 2016, we filed a prospectus supplement and associated sales agreement related to an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, common stock, having an aggregate offering price of up to $75.0 million through Cowen and Company LLC, as sales agent, for general corporate purposes.

The Company anticipates that cash on hand and supplemental capital raises will be sufficient to meet planned operating expenses and other cash needs for the next 12 months, including the minimum cash covenant under the Amended Credit Agreement.  However, there is no guarantee that our planned measures, including our proposed equity offering, will provide enough capital to meet such needs.  See Item 1A – Risk Factors.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “anticipate”, “should”, “could”, “potential”, “opportunity”, or other similar terminology.  All forward-looking statements are based on management's current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements.  Among these factors are:

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

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”).  Please see the discussion set forth under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, under the caption “Risk Factors” in this report, and similar disclosures in subsequently filed reports with the SEC.  We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through foreign currency fluctuations that could impact our investments in Russia.  As of June 30, 2016, our net investments subject to foreign currency fluctuations totaled $17.8 million and we had recorded cumulative foreign currency translation loss of $35.1 million, all related to the Russian Ruble.  This cumulative translation loss is included in Accumulated Other Comprehensive Loss.  From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  There were no such foreign exchange contracts outstanding at June 30, 2016.  No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility.  In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices.  At June 30, 2016, we had contracted for a total of 6,120,000 MMBtu of natural gas at an average price of $4.44 per MMBtu through December 31, 2018.

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

As of June 30, 2016, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

If our future operating performance falls materially below our expectations, our plans prove to be materially inaccurate, or industry conditions do not materially improve, we may require additional financing.  However, our Amended Credit Agreement imposes certain restrictions on our ability to obtain additional financing, the availability of which cannot be guaranteed even if permitted under our Amended Credit Agreement.  Further, our Amended Credit Agreement imposes certain restrictions on our ability to sell certain assets and to engage in more than $2.5 million in non-ordinary course asset sales, and, subject to certain exceptions, also imposes restrictions on our ability to use the future proceeds from such transactions.

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

We do not plan to declare dividends on shares of our common stock in the foreseeable future.  In addition, our Amended Credit Agreement prohibits us from paying such dividends.  We currently intend to retain any future earnings to finance the operation of our business and meet our debt obligations.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.  Further, one of our financing options involves the issuance of equity securities which would dilute current stockholders and could reduce the stock price.

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

During 2015, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry.  Two of these customers each accounted for more than 10% of our 2015 revenues.  However, the end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells.  During 2015, a majority of our ceramic proppant sales were directed to a concentrated number of end users.  We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders and/or a master supply agreement.  Because of their purchasing power, our key customers may have greater bargaining leverage than us with respect to the negotiation of prices and other terms of sale in their supply contracts with us, which could adversely affect our profit margins associated with those contracts.  Disparities in bargaining leverage, when combined with the Company’s desire to maintain long-term relationships with key customers, could limit our practical ability to assert certain terms of our supply agreements with them.  Continuing sales of product depend on our direct customers and the end user well operators being satisfied with product quality, pricing, availability, and delivery performance.  While we believe our relations with our customers and our end users are satisfactory, a material decline in the level of sales to any one of our major customers or loss of a key end user due to unsatisfactory product performance, pricing, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
04/01/16 to 04/30/16	—		—	—	2,000,000
05/01/16 to 05/31/16	—		—	—	2,000,000
06/01/16 to 06/30/16	1,923		$11.99	—	2,000,000
Total	1,923	(2)		—

(1)

On January 28, 2015, we announced the authorization by our Board of Directors for the repurchase of up to two million shares of our Common Stock.  The Plan is effective until all shares have been purchased under the Plan, or until such date that our Board of Directors cancels the Plan.  No shares have been purchased under the Plan.

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Amendment No. 6 to Proppant Supply Agreement dated as of April 30, 2016 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Promissory Note between CARBO Ceramics Inc. and Williams C. Morris.

10.3	Promissory Note between CARBO Ceramics Inc. and Robert S. Rubin.

10.4

Agreement and Amendment No. 7 to the Credit Agreement, dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.5

Amended and Restated Pledge and Security Agreement, dated as of April 27, 2016, by and between CARBO Ceramics Inc., as borrower and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.6

Patent and Trademark Security Agreement dated as of April 27, 2016 by and among CARBO Ceramics Inc., as borrower, certain Material Domestic Subsidiaries of the Borrower and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.7

Waiver Agreement dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, certain Lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.8

Guaranty Agreement dated as of April 27, 2016, by and among certain Guarantors of CARBO Ceramics Inc. thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: July 28, 2016

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Amendment No. 6 to Proppant Supply Agreement dated as of April 30, 2016 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc.

10.2	Promissory Note between CARBO Ceramics Inc. and Williams C. Morris.

10.3	Promissory Note between CARBO Ceramics Inc. and Robert S. Rubin.

10.4

Agreement and Amendment No. 7 to the Credit Agreement, dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swing line lender, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.5

Amended and Restated Pledge and Security Agreement, dated as of April 27, 2016, by and between CARBO Ceramics Inc., as borrower and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.6

Patent and Trademark Security Agreement dated as of April 27, 2016 by and among CARBO Ceramics Inc., as borrower, certain Material Domestic Subsidiaries of the Borrower and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.7

Waiver Agreement dated as of April 27, 2016, by and among CARBO Ceramics Inc., as borrower, certain Lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

10.8

Guaranty Agreement dated as of April 27, 2016, by and among certain Guarantors of CARBO Ceramics Inc. thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.