Form 10-Q
period 2016-09-30
CARBO CERAMICS INC
filed 2016-10-27
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, 26,902,348 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$107,999	$78,866
Trade accounts and other receivables, net	19,457	48,596
Inventories:
Finished goods	81,188	77,537
Raw materials and supplies	22,709	27,021
Total inventories	103,897	104,558
Prepaid expenses and other current assets	3,760	3,762
Prepaid income taxes	275	—
Deferred income taxes	—	49,495
Total current assets	235,388	285,277
Property, plant and equipment:
Land and land improvements	45,529	45,774
Land-use and mineral rights	19,696	19,877
Buildings	87,193	83,500
Machinery and equipment	645,871	642,396
Construction in progress	93,908	96,084
Total property, plant and equipment	892,197	887,631
Less accumulated depreciation and amortization	386,741	349,900
Net property, plant and equipment	505,456	537,731
Goodwill	3,500	3,500
Intangible and other assets, net	8,630	9,861
Total assets	$752,974	$836,369
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$12,783	$33,000
Notes payable	1,010	—
Accounts payable	2,673	10,709
Accrued payroll and benefits	3,096	6,003
Accrued freight	390	3,068
Accrued utilities	1,112	2,414
Accrued income taxes	—	139
Derivative instruments	3,559	6,240
Other accrued expenses	7,337	8,717
Total current liabilities	31,960	70,290
Deferred income taxes	16,494	63,858
Long-term debt	45,592	55,000
Notes payable, related parties	25,000	—
Other long-term liabilities	3,815	4,915
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 26,902,937 and 23,280,696 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	269	233
Additional paid-in capital	116,076	65,067
Retained earnings	548,637	614,708
Accumulated other comprehensive loss	(34,869)	(37,702)
Total shareholders' equity	630,113	642,306
Total liabilities and shareholders' equity	$752,974	$836,369

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$20,241	$75,807	$73,993	$222,806
Cost of sales	41,106	80,404	138,512	263,703
Gross loss	(20,865)	(4,597)	(64,519)	(40,897)
Selling, general and administrative expenses	9,640	14,609	31,148	45,902
(Gain) loss on disposal or impairment of assets	(15)	15	910	(148)
Operating loss	(30,490)	(19,221)	(96,577)	(86,651)
Other expense:
Interest expense, net	(1,440)	(204)	(3,859)	(234)
Other, net	50	140	133	35
	(1,390)	(64)	(3,726)	(199)
Loss before income taxes	(31,880)	(19,285)	(100,303)	(86,850)
Income tax benefit	(11,930)	(5,387)	(35,373)	(27,346)
Net loss	$(19,950)	$(13,898)	$(64,930)	$(59,504)
Loss per share:
Basic	$(0.81)	$(0.60)	$(2.75)	$(2.59)
Diluted	$(0.81)	$(0.60)	$(2.75)	$(2.59)
Other information:
Dividends declared per common share	$—	$0.20	$—	$0.63

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(19,950)	$(13,898)	$(64,930)	$(59,504)
Other comprehensive income (loss):
Foreign currency translation adjustment	263	(4,288)	2,833	(3,725)
Deferred income taxes	—	—	—	—
Other comprehensive income (loss), net of tax	263	(4,288)	2,833	(3,725)
Comprehensive loss	$(19,687)	$(18,186)	$(62,097)	$(63,229)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating activities
Net loss	$(64,930)	$(59,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,499	40,893
Provision for doubtful accounts	1,202	267
Deferred income taxes	(35,275)	(30,354)
Lower of cost or market inventory adjustment	115	4,372
Loss (gain) on disposal or impairment of assets	910	(148)
Foreign currency transaction loss, net	(147)	(173)
Stock compensation expense	4,814	6,063
Change in fair value of derivative instruments	(4,640)	11,730
Changes in operating assets and liabilities:
Trade accounts and other receivables	28,379	71,870
Inventories	992	20,042
Prepaid expenses and other current assets	1,508	239
Long-term other assets	151	1,329
Accounts payable	(4,430)	(6,804)
Accrued expenses	(8,338)	(8,776)
Other long-term liabilities	859	—
Income tax receivable, net	37,046	17,083
Net cash (used in) provided by operating activities	(5,285)	68,129
Investing activities
Capital expenditures	(6,554)	(51,333)
Net cash used in investing activities	(6,554)	(51,333)
Financing activities
Proceeds from long-term debt	—	70,000
Repayments on long-term debt	(29,066)	(7,000)
Repayments on notes payable	(458)	—
Payments of debt issuance costs	(339)	—
Proceeds from notes payable, related parties	25,000	—
Proceeds from sale of common stock under ATM program	45,564	—
Dividends paid	—	(12,339)
Purchase of common stock	(443)	(551)
Net cash provided by financing activities	40,258	50,110
Effect of exchange rate changes on cash	714	(510)
Net increase in cash and cash equivalents	29,133	66,396
Cash and cash equivalents at beginning of period	78,866	24,298
Cash and cash equivalents at end of period	$107,999	$90,694
Supplemental cash flow information
Interest paid	$3,456	$1,431
Income taxes paid	$—	$—

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

In late 2014 and early 2015, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  Beginning in early 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across the organization, (2) lowering production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) eliminating dividends.  As a result of these measures, the Company temporarily idled production and furloughed employees at alternating manufacturing plants.  The Company’s facilities in McIntyre and Millen, Georgia remained idled due to market conditions, however the Company recently restarted its Marshfield, Wisconsin sand processing facility.  The Company continues to depreciate these assets.  During 2016, the Company also implemented programs that further reduced cash compensation paid to employees.  In 2016, the Company idled the majority of the production activities at its New Iberia, Louisiana plant and its Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.  The Company continues to assess liquidity needs and manage cash flows and, if industry conditions do not improve and/or demand for its products does not otherwise increase, the Company would expect to temporarily idle all or a portion of our currently active facilities in the short term.  Given continuing uncertainties with regards to the length of the industry downturn, the Company raised additional capital through the sale of common stock (See Note 8) and through issuance of related parties notes payable (See Note 7), and continues to consider alternative sources of capital.  As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand, cash flow from operations, and cash flow from other liquidity-generating transactions will enable the Company to maintain covenant compliance and meet its working capital, capital expenditure, debt service, and other funding requirements for the next twelve months.

Additionally, the construction projects relating to the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with the new KRYPTOSPHERE® technology remain suspended.  As of September 30, 2016, the value of the temporarily suspended projects relating to these two projects totaled approximately 92% of the Company’s total construction in progress, and both projects are over 90% complete.

Lower of Cost or Market Adjustments

As of September 30, 2016, the Company reviewed the carrying values of all inventories and concluded that certain sand inventories were impacted by changes in market conditions.  Current market prices had fallen below carrying costs for certain of these sand inventories.  Consequently, during the three-month period ended September 30, 2016, the Company recognized a $115 loss in cost of sales to adjust the carrying value to the lower market prices on certain sand inventories.  There was no such adjustment during the same period in 2015.  During the nine-month period ended September 30, 2016 and 2015, the Company recognized a $115 and $4,372 loss, respectively, in cost of sales, primarily to adjust the carrying values to the lower market prices.  The adjustments were based on current market prices for these or similar products, as determined by actual sales, bids, and/or quotes from third parties.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended September 30, 2016 and 2015, the Company expensed $12,845 and $5,528, respectively, in production costs.  For the nine months ended September 30, 2016 and 2015, the Company expensed $36,067 and $25,157, respectively, in production costs.

Long-lived and other noncurrent assets impairment considerations

As noted, the Company has temporarily idled production at various manufacturing facilities throughout 2016.  The Company does not necessarily assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  As of March 31, 2016, as a result of changes in the planned usage of certain long-term bauxite raw materials, the Company evaluated the carrying value of those bauxite raw materials.  Based upon this evaluation, during the three months ended March 31, 2016, the Company recognized an impairment charge of $1,065 on these bauxite raw material inventories.  As of September 30, 2016, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of other long-lived and other noncurrent assets might be further impaired.  However, the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on these and/or other long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net loss	$(19,950)	$(13,898)	$(64,930)	$(59,504)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(19,950)	$(13,898)	$(64,930)	$(59,504)
Denominator:
Denominator for basic loss per share--weighted-average shares	24,770,252	23,008,922	23,651,332	22,994,445
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	24,770,252	23,008,922	23,651,332	22,994,445
Basic loss per share	$(0.81)	$(0.60)	$(2.75)	$(2.59)
Diluted loss per share	$(0.81)	$(0.60)	$(2.75)	$(2.59)

3.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock.  Shares are effectively retired at the time of purchase.  As of September 30, 2016, the Company had not repurchased any shares under the plan.

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings.  The Company uses the income approach in determining the fair value of these derivative instruments.  The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period.  The estimated cash flows from these contracts are discounted using a discount rate of 5.5%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts.  The discount rate had an immaterial impact on the fair value of the contracts for the nine months ended September 30, 2016.  The last of these natural gas contracts will expire in December 2018.  During the three months ended September 30, 2016 and 2015, the Company recognized a $510 and $1,654 loss, respectively, in cost of sales on derivatives instruments.  During the nine months ended September 30, 2016 and 2015, the Company recognized an $87 gain and $14,259 loss, respectively, in cost of sales on derivatives instruments.  The cumulative present value of these natural gas derivative contracts as of September 30, 2016 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At September 30, 2016, the Company had contracted for delivery a total of 5,220,000 MMBtu of natural gas at an average price of $4.41 per MMBtu through December 31, 2018.  Contracts covering 4,950,000 MMBtu are subject to accounting as derivative instruments.  Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains.  Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives.  The historical average NYMEX natural gas contract settlement prices for the three months ended September 30, 2016 and 2015 were $2.81 per MMBtu and $2.77 per MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 4 herein for additional information on the derivative instruments).  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(6,515)	—	(6,515)
Total fair value	$—	$(6,515)	$—	$(6,515)

	Fair value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Liabilities:
Derivative instruments	—	(11,155)	—	(11,155)
Total fair value	$—	$(11,155)	$—	$(11,155)

At September 30, 2016, the fair value of the Company’s long-term debt approximated the carrying value.

6.	Stock Based Compensation

The 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) provides for the granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  As of September 30, 2016, 296,695 shares were available for issuance under the 2014 Omnibus Incentive Plan. Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, certain nonvested restricted shares granted under that plan remain outstanding in accordance with its terms.  Additionally, certain units of phantom stock remain outstanding under the 2009 Omnibus Incentive Plan, as described below.

A summary of restricted stock activity and related information for the nine months ended September 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2016	266,152	$51.39
Granted	234,412	$17.27
Vested	(107,551)	$58.62
Forfeited	(29,775)	$30.66
Nonvested at September 30, 2016	363,238	$28.93

As of September 30, 2016, there was $6,677 of total unrecognized compensation cost related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the nine months ended September 30, 2016 was $6,305.

The Company made market-based cash awards to certain executives of the Company pursuant to the 2014 Omnibus Incentive Plan.  As of September 30, 2016, the total target award outstanding was $2,077.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.

The Company also made phantom stock awards to key international employees pursuant to the expired 2009 Omnibus Incentive Plan prior to its expiration and pursuant to the 2014 Omnibus Incentive Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of September 30, 2016, there were 18,180 units of phantom stock granted under the expired 2009 Omnibus Incentive Plan, of which 13,737 have vested and 3,954 have been forfeited.  As of September 30, 2016, there were 11,115 units of phantom stock granted under the 2014 Omnibus Incentive Plan, of which 1,302 have vested and 2,292 have been forfeited.  As of September 30, 2016, nonvested units of phantom stock under the 2009 Omnibus Incentive Plan and the 2014 Omnibus Incentive Plan had a total value of $88, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

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

As of September 30, 2016, the Company’s outstanding debt under its Amended Credit Agreement was $58,934, of which $12,783 was classified as current and $46,151 was classified as long-term.  As of September 30, 2016, the Company had $559 of debt issuance costs that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  For the nine months ended September 30, 2016, the weighted average interest rate was 6.225% based on LIBOR-based rate borrowings.  The Company had $11,980 and $8,875 in standby letters of credit issued as of September 30, 2016 and December 31, 2015, respectively, primarily as collateral relating to our natural gas commitments and railcar leases.  As of December 31, 2015, the Company’s outstanding debt under the prior credit agreement was $88,000, of which $33,000 was classified as current and $55,000 was classified as long-term.  As of December 31, 2015, the weighted average interest rate was 4.664% based on LIBOR-based rate borrowings.  Interest cost for the nine months ended September 30, 2016 and 2015 was $4,319 and $1,946, respectively, of which $80 and $1,355 was capitalized into the cost of property, plant and equipment in the nine months ended September 30, 2016 and 2015, respectively.

In April 2016, the Company restructured its revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely the Company would have been unable to comply with certain financial covenants under the prior credit agreement.  The Amended Credit Agreement consists of a $65,000 fully drawn term loan, which replaced the previous $90,000 revolving line of credit, and up to $15,000 in standby letters of credit.  The Company’s obligations under the Amended Credit Agreement are secured by a pledge of substantially all of the Company’s domestic assets and guaranteed by its two domestic operating subsidiaries.  Such obligations bear interest at a floating rate of LIBOR plus 7.00%.  Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors, that is held in U.S. banks must be deposited into accounts at the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement.  The Amended Credit Agreement requires minimum quarterly repayments of principal of $3,033 during the fourth quarter of 2016 and $3,250 per quarter thereafter until its maturity on December 31, 2018.  The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires the Company to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40,000 from August 2016 until March 2017; $30,000 from April 2017 until December 2017; and $25,000 thereafter.  The Company is required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.  As of October 27, 2016, the Company’s outstanding debt under the Amended Credit Agreement was $55,901.

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

In June 2016, the Company entered into an agreement with a financing company to finance certain insurance premiums in the amount of $1,468.  Payments are due monthly through April 1, 2017 with an effective interest rate of 0.75%.  The liability is included in Notes Payable within Current Liabilities on the Consolidated Balance Sheet.  As of September 30, 2016, the outstanding balance   was $1,010.

8.	Shareholders’ Equity

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock having an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  As of September 30, 2016, the Company sold a total of 3,405,709 shares of its common stock under the ATM program for $46,612, or an average of $13.69 per share, and received proceeds of $45,564, net of commissions of $1,048.

As of September 30, 2016, the Company’s net investment that is subject to foreign currency fluctuations totaled $16,884, and the Company has recorded a cumulative foreign currency translation loss of $34,869, all related to the Russian Ruble.  This cumulative translation loss is included in and is the only component of accumulated other comprehensive loss within shareholders’ equity.  No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

9.	New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force),” which clarifies existing guidance on cash flow statement presentation and classification.  ASU 2016-15 will be effective for the interim and annual periods beginning after December 15, 2017 with early adoption permitted.  The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which amends and simplifies the accounting for stock compensation.  The guidance addresses various stock compensation aspects including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes, among other things.  In order to simplify the accounting for stock-based compensation, the Company made a change in accounting policy to account for forfeitures when they occur as permitted by this ASU, and as a result, the Company recognized a $697 cumulative-effect reduction to retained earnings under the modified retrospective approach.  The Company elected prospective transition for the requirement to classify excess tax benefits as an operating activity.  No prior periods have been adjusted.  Additionally, as a result of the new guidance requirements, on a prospective basis, the Company now recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as a discrete item in the period in which restricted shares vest.  During the nine months ended September 30, 2016, the Company recognized $1,270, or $0.05 per share, in tax deficiencies, which reduced our income tax benefit.  The Company adopted this guidance as of January 1, 2016.  The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures, other than the cumulative-effect reduction to retained earnings and income tax benefit effect.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30),” (“ASU 2015-03”), which amends and simplifies the presentation of debt issuance costs.  The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense.  In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” which clarified that the SEC (as defined below) staff will not object to an entity presenting the costs of securing line-of-credit arrangements as an asset.  The Company adopted this guidance as of January 1, 2016 on a retroactive basis.  The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”) which provides guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted.  The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or related footnote disclosures.

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

In October 2016, the Company repaid $3,033 under its Amended Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CARBO Ceramics Inc. (“we,” “us,” “our” or our “Company”) is a global technology company that provides products and services to the oil and gas and industrial markets to enhance value for its clients.  Our principal business consists of manufacturing and selling proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells.  These proppant products include ceramic, resin-coated proppants and raw frac sand.  Our manufacturing facilities also produce ceramic beads for use in various industrial technology applications, including but not limited to casting and milling.  Beyond ceramic technologies, we provide one of the industry’s most widely used hydraulic fracture simulation software, FracPro®, as well as hydraulic fracture design and consulting services.  In addition, we provide a broad range of technologies for spill prevention and containment.

We focus on integrating technologies to produce engineered solutions in our Design, Build, and Optimize the Frac® technology businesses, delivering important value to exploration and production (“E&P”) operators by increasing well production and Estimated Ultimate Recovery (EUR), thereby lowering overall finding and development costs.

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

In 2015, we suspended completion of the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with our new KRYPTOSPHERE® technology.  As of September 30, 2016, the value of the temporarily suspended assets relating to these two projects totaled approximately 92% of the Company’s total construction in progress, and we estimate that both projects are over 90% complete.

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

Beginning in late 2014 and continuing throughout 2016, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  We expect that these low oil and natural gas prices will continue to negatively impact both pricing and demand for proppant.  During the three months ended September 30, 2016, the average price of West Texas Intermediate (“WTI”) crude oil fell 3% to $44.85 per barrel compared to $46.42 per barrel during the same period in 2015.  The average North American rig count fell 43% during the three months ended September 30, 2016 to 601 rigs compared to 1,056 rigs during the same period in 2015.  In addition, E&P operators that are existing or target customers of ours continued to use more third-party raw frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended September 30, 2016.  We expect this trend to continue as our customers are under increasing pressure to consider lower cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our products.  These events, along with an oversupplied ceramic proppant market that is liquidating inventory, and low oil and natural gas prices, drove lower demand and lower average prices for our proppants during the three months ended September 30, 2016, when compared to the same period in 2015.

In addition to rig counts and commodity prices, our results of operations are also significantly affected by a host of other factors, including but not limited to (a) completion activity, which is not necessarily correlated with rig count, (b) customer preferences, (c) new product and technology adoption (including our new KRYPTOSPHERE, CARBOAIR and SCALEGUARD technologies), (d) imports and competition, (e) changes in the product mix of what we sell, (f) the evolution of our own cost structure, and (g) changes in our strategy and execution.  As a result, current demand for proppant is extremely dynamic, and even if rig count and commodity prices were assumed to remain constant, our business results would be highly dependent on these additional and other evolving factors.

Beginning early in 2015, we implemented a number of initiatives to preserve cash and lower costs, including: (1) reducing workforce across our organization, (2) lowering our production output levels in order to align with lower demand, (3) limiting capital expenditures and (4) eliminating dividends.  As a result of these measures, in the United States, during the nine months ended September 30, 2016, we temporarily idled production (including terminating employees) at certain manufacturing plants.  In the event that the market demand for proppants further decreases, we may further reduce operations at our active manufacturing plants.  As a result of operating these plants below their normal production capacity, we expensed $36.1 million of production overhead costs in excess of amounts that would have been allocated to each unit of production at normal production levels.  Our efforts to preserve cash and reduce the cost structure of the organization continued during the nine months ended September 30, 2016.  In addition to continued headcount rationalizing, we also implemented programs that allow us to further reduce cash compensation.  Also, we did not take delivery of all of our contracted natural gas quantities and, as a result, we recorded a gain on derivative contracts of $0.1 million for the nine months ended September 30, 2016.

Further, in 2016, we have idled the majority of the production activities at our New Iberia, Louisiana plant along with our Toomsboro, Georgia facility until such time as market conditions warrant bringing them back online.  Our facilities in McIntyre and Millen, Georgia remained idled due to market conditions, however we recently restarted our Marshfield, Wisconsin sand processing facility.

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

Deferred tax assets (“DTAs”) and liabilities (“DTLs”) are recognized for the future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases.

As of September 30, 2016, we had approximately $16.5 million in net DTL.  This net DTL includes a DTA of approximately $37.6 million related to net operating loss carryforwards and a DTL of approximately $67.6 million related to accelerated tax depreciation.  In 2016, capital projects were slowed or stalled resulting in fewer opportunities for current period accelerated tax depreciation over book depreciation.  If capital projects remain stalled, future periods will see a decrease in the DTL related to depreciation.  Keeping all other deferred items constant, a decreasing DTL related to depreciation could cause us to flip to a net DTA position.

We evaluate the realizability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income, including income generated through reduced levels of tax depreciation in future years.  Therefore, unless we are able to generate sufficient taxable income to utilize our net operating loss carry forwards, a valuation allowance to reduce our DTA may be required in early 2017.  While this would increase our expenses in the period the allowance is recognized and adversely affect our results of operations and statement of financial condition, there would be no cash impact.

As discussed in previous filings, as a result of worsening conditions in the oil and natural gas industry during the fourth quarter of 2015, we evaluated substantially all our long-lived assets for possible impairment as of December 31, 2015.  Our key assumptions used in evaluating our long-lived assets for possible impairments varied by facility due to the type of product produced and, in the case of ceramic proppant, the production process used at each facility.  For example, the operational economics and financial results associated with frac sand are materially different from a technology-based product, like ceramic proppant.  We produce both bauxite and kaolin-based ceramic proppant products.  In addition, there are three generations of technologies used to produce ceramic proppant.  From oldest to newest, those technologies are the dry process, the wet process and the KRYPTOSPHERE process.

With respect to the overriding assumptions we used to determine undiscounted cash flows, we define full recovery of the oilfield services industry as consecutive periods of (a) sustained, profitable growth, (b) increases in equipment utilization, and (c) increases in headcount.  We define our normal ceramic proppant production levels as facility utilization at or above 65% of a facility’s stated capacity.

Given the impact that the industry downturn has had on pricing for both frac sand and ceramic proppant, and the Company’s advancements in KRYPTOSPHERE technology, which we believe will render obsolete the use of bauxite based ceramic proppant, we identified indicators of impairment associated with our U.S. proppant manufacturing facilities.  These indicators included the fact that that (a) our Marshfield, Wisconsin facility only produces dried and sized frac sand, (b) products produced in our wet process facilities, collectively, are subject to the market pricing pressures discussed above, and (c) our McIntyre, Georgia facility is our least efficient ceramic proppant production facility.  The McIntyre facility utilizes the oldest generation ceramic production process (or the dry process), which is almost exclusively used to produce bauxite based ceramic proppant.

Based on these qualitative considerations, we prepared an undiscounted cash flow analysis for all of our U.S. proppant manufacturing facilities.  Key assumptions underlying our undiscounted cash flow analysis included, but were not limited to, facility utilization, raw material cost inflation and long-term sales prices for products produced.  Based on these analyses, we noted that the carrying value for the Marshfield and McIntyre facilities were higher than the sum of their respective undiscounted cash flows.  For our wet process facilities, collectively, the carrying value was below the sum of the undiscounted cash flows.

The Company utilized a third party valuation service to determine the fair value of both the real and personal property associated with the Marshfield and McIntyre facilities.  Key assumptions used in the real and personal property valuation included, among others, comparable sales data and estimates of cost of similar new equipment.  The third party also prepared a separate discounted cash flow analysis for each facility.  The discounted cash flow analysis, which was based on the undiscounted cash flow analysis described above, involved certain key assumptions primarily related to weighted average cost of capital and perpetuity growth rate.  The weighted average cost of capital used to assess fair value under our separate discounted cash flow analysis for the Marshfield and McIntyre facilities was 13.0% and 12.3%, respectively.  The weighted average cost of capital used in the Marshfield facility valuation was slightly higher because of a higher risk premium assigned to that facility.  The perpetuity growth rate used for both of the facilities was 3.0%.  In both cases, the resulting real and personal property valuations were equal to or above the fair value implied by our separate discounted cash flow analysis and thus were utilized to record the respective impairment charges.

If there are changes to our material assumptions, it is possible that we may have to recognize additional impairments in the future.  However, we believe that the material assumptions used in our impairment analysis were reasonable and were based on available information and forecasts at the time.  We continue to monitor whether or not events or circumstances would indicate that the carrying value of any of our long-lived assets might not be recoverable.  As of March 31, 2016, June 30, 2016, and September 30, 2016, no events or circumstances were noted that indicated the carrying amounts might not be recoverable.

As of December 31, 2015, the remaining carrying value of the impaired assets was approximately $5.9 million.  Changes to the remaining carrying value after December 31, 2015 were primarily due to depreciation.  As of March 31, 2016, June 30, 2016, and September 30, 2016, the remaining carrying value of the impaired assets was approximately $5.4 million, $5.0 million, and $4.7 million respectively.

As discussed in previous filings, in early 2015, low production levels triggered the component of our inventory accounting policy relating to operating at production levels below normal capacity and we expense fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  To determine the amount of production costs that we expense during each period, the Company allocates fixed production overheads to the costs of conversion based on the normal capacity of each production facility, generally considered to be 65% of a facility's stated capacity or higher.  When a production facility operates at normal capacity, all of its fixed production overheads are allocated to costs of conversion of each product manufactured, based on the actual level of production.  This determination is made facility-by-facility on a monthly basis in order to calculate the initial measurement value to recognize as cost of goods produced in a month by a given facility.

When a facility's total production in a month drops below 65% of its normal capacity, it is considered to be operating at an abnormally low production level.  In such cases, each unit of production receives an allocation of fixed overheads in the amount that would have been allocated at the lower-end of normal capacity.  The remaining unallocated excess fixed overhead cost for the facility is recognized as expense in the period and classified as Cost of Sales.

Materials are the only variable component of production.  Plant labor and all other overhead costs incurred in the production of the Company's products are either semi-fixed or fixed in nature, therefore all are included in the monthly evaluation of costs allocable to costs of conversion at normal capacity.

The Company maintains a rate for each production facility that represents the maximum fixed production overhead cost per unit of production allocable to costs of conversion.  The rates are based on an analysis of a recent historical period considered representative of a normal operating environment in which the facility operated at normal capacity.  The maximum rate is calculated by recasting the fixed production overhead cost per unit of production on a pro forma basis as if the facility had operated at the lower-end threshold of its range of normal capacity, generally 65% of stated capacity.  The current rates are based on 2014 as the representative year.  Implied in this method is the assumption that 2014 production costs relative to sales prices yield a normal profit margin.  A significant, permanent deterioration in the average selling prices of the Company’s products could result in a significant lowering of the rates, thereby increasing the periodic charge.

All of the Company's production facilities are subject to this policy; however, since January 1, 2015, only the U.S. production facilities have operated at abnormally low production rates.  Therefore, such excess fixed overhead costs have been expensed for each U.S. production facility in both 2015 and 2016.  The most recent period in which normal capacity was achieved at the U.S. production facilities was the year-ended December 31, 2014.

There have been no changes in our evaluation of our critical accounting policies since December 31, 2015.

Results of Operations

Three Months Ended September 30, 2016

Revenues.  Revenues of $20.2 million for the three months ended September 30, 2016 decreased 73% compared to $75.8 million for the same period in 2015.  The decrease was mainly attributable to a lower overall industry activity level, a decrease in proppant sales volumes and market-driven reductions in the average proppant selling prices.  The decline in ceramic sales volume was largely attributable to continued movement to lowest-cost completions.  The reduction in revenue in our other business units resulted from continued depressed commodity prices.  Our worldwide proppant sales volumes and average selling price per pound in the three months ended September 30, 2016 compared to the same period in 2015 were as follows:

	Three months ended
Proppant Sales	September 30,
(Volumes in million lbs)	2016		2015
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	68	$0.20	236	$0.27
Resin Coated Sand	—	—	—	—
Northern White Sand	46	0.02	172	0.03
Total	114	$0.13	408	$0.17

North American (defined as Canada and U.S.) proppant sales volume decreased 78% in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to lower sales of ceramic, resin coated and Northern White Sand.  North American ceramic proppant sales volume decreased 82%.  International (excluding Canada) sales volumes decreased 25%.

Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.13 during the three months ended September 30, 2016 compared to $0.17 for the same period in 2015.

Gross Loss.  Gross loss for the three months ended September 30, 2016 was $20.9 million, or 103% of revenues, compared to gross loss of $4.6 million, or 6% of revenues, for the same period in 2015.  Gross loss was negatively affected by a 71% decline in ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant.  We expensed $12.8 million and $5.5 million in production costs as a result of low production levels and idled facilities in the three months ended September 30, 2016 and 2015, respectively.  In the three months ended September 30, 2016 and 2015, we recorded a $0.5 million loss and $1.7 million loss on natural gas derivatives, respectively, as a result of changes in the NYMEX forward strip prices.  Gross loss for the three months ended September 30, 2015 was further reduced by $1.0 million in severance costs that did not reoccur in the three months ended September 30, 2016.

Selling, General and Administrative (SG&A) and Other Operating Expenses.  SG&A and other operating expenses totaled $9.6 million for the three months ended September 30, 2016 compared to $14.6 million for the same period in 2015.  As a percentage of revenues, SG&A and other operating expenses increased to 47.6% in the three months ended September 30, 2016 compared to 19.3% for the same period in 2015, primarily due to the decrease in revenues.  We continued to reduce our cost base as a result of our cash preservation initiatives that we began in early 2015.

Income Tax Benefit.  Income tax benefit was $11.9 million, or 37.4% of pretax loss, for the three months ended September 30, 2016 compared to income tax benefit of $5.4 million, or 27.9% of pretax loss, for the same period in 2015.  The increase was primarily due to higher pre-tax loss and a higher effective tax rate.  The effective tax rate for the three months ended September 30, 2015 was significantly lower than the statutory rate due to the Company’s anticipation of carrying back the 2015 generated NOL, which was offset by the resulting loss of 2013 and 2014 credits and deductions.

Nine Months Ended September 30, 2016

Revenues.  Revenues of $74.0 million for the nine months ended September 30, 2016 decreased 67% compared to $222.8 million for the same period in 2015.  The decrease in revenues was mainly attributable to a lower overall industry activity level, a decrease in proppant sales volumes and market-driven reductions in the average proppant selling prices.  The decline in ceramic sales volume was largely attributable to continued movement to lowest-cost completions.  The reduction in revenue in our other business units resulted from continued depressed commodity prices.

Our worldwide proppant sales volumes and average selling price per pound in the nine months ended September 30, 2016 compared to the same period in 2015 were as follows:

	Nine months ended
Proppant Sales	September 30,
(Volumes in million lbs)	2016		2015
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	259	$0.22	603	$0.28
Resin Coated Sand	—	—	19	0.18
Northern White Sand	162	0.02	773	0.03
Total	421	$0.14	1,395	$0.14

North American (defined as Canada and U.S.) proppant sales volume decreased 75% in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to lower sales of ceramic, resin coated and Northern White Sand.  North American ceramic proppant sales volume decreased 67%.  International (excluding Canada) sales volumes decreased 20%.

Primarily due to the change in product mix, the average selling price per pound of all proppant was $0.14 during the nine months ended September 30, 2016 compared to $0.14 for the same period in 2015.

Gross Loss.  Gross loss for the nine months ended September 30, 2016 was $64.5 million, or 87% of revenues, compared to gross loss of $40.9 million, or 18% of revenues, for the same period in 2015.  Gross loss was negatively affected by a 57% decline in ceramic proppant sales volumes and a decrease in the average selling price of ceramic proppant.  In addition, we incurred $6.2 million and $5.8 million in severance costs during the nine months ended September 30, 2016 and 2015, respectively.  We expensed $36.1 million and $25.2 million in production costs as a result of low production levels and idled facilities in the nine months ended September 30, 2016 and 2015, respectively.  In the nine months ended September 30, 2016, we recorded a $0.1 million gain on natural gas derivatives as a result of changes in the NYMEX forward strip prices, whereas in the nine months ended September 30, 2015, we recorded a $14.3 million loss on natural gas derivative instruments as a result of beginning to account for relevant natural gas contracts as derivative instruments.  In addition, in the nine months ended September 30, 2016 and 2015, we recognized $0.1 million and $3.9 million adjustments, respectively, in cost of sales to reduce the value of certain inventories down to lower market prices, which contributed in each period to the increase in gross loss.

Selling, General and Administrative (SG&A) and Other Operating Expenses.  SG&A and other operating expenses totaled $32.1 million for the nine months ended September 30, 2016 compared to $45.8 million for the same period in 2015.  As a percentage of revenues, SG&A and other operating expenses increased to 43.3% in the nine months ended September 30, 2016 compared to 20.5% for the same period in 2015, primarily due to the decrease in revenues.  We continued to reduce our cost base as a result of our cash preservation initiatives that we began in early 2015.  Loss on disposal or impairment of assets was primarily composed of a $1.1 million impairment of the long-term portion of bauxite raw materials offset by gains on asset disposals during the nine months ended September 30, 2016.

Income Tax Benefit.  Income tax benefit was $35.4 million, or 35.3% of pretax loss, for the nine months ended September 30, 2016 compared to income tax benefit of $27.3 million, or 31.5% of pretax loss, for the same period in 2015.  The increase was primarily due to higher pre-tax loss and a higher effective tax rate.  The effective tax rate for the nine months ended September 30, 2015 was significantly lower than the statutory rate due to the Company’s anticipation of carrying back the 2015 generated NOL, which offset the resulting loss of 2013 and 2014 credits and deductions.

Outlook

Over the last several quarters, we have taken significant steps to reduce future costs, right-size the organization and align production levels with lower customer demands resulting from the severe decline in oil and natural gas completion activity.  The depressed commodity prices experienced during 2016 continue to create a challenging operating environment; consequently, completion activity by operators remained depressed.

Current commodity prices are driving many E&P operators to seek out low cost completions, thus limiting spending on production enhancement technologies.  Third quarter ceramic pricing and sales volumes were lower than expected.  Average sales price for ceramic proppant was impacted by continued fire sales of low quality Chinese ceramic proppant and product mix.  Volumes and price were also negatively impacted by clients that experienced operational delays.  Delays such as these become exacerbated in downturns given our current low level of ceramic sales volumes.  However, we anticipate higher volumes to be sold during the fourth quarter of 2016.

We believe the industry will see a gradual recovery in activity, and while we believe there will be a return to value added oilfield technology products such as ceramic proppants by E&P operators, it may be slow to materialize and ultimately depend upon on a number of industry factors.

On the oilfield technology front, we were pleased to gain a new client for KRYPTOSPHERE HD during the third quarter and we anticipate additional growth for technology sales over the coming quarters.  We were also pleased to have gained new clients with our SCALEGUARD technology.  We remain committed to expanding our oilfield technologies during this downturn.

We are exploring a number of opportunities to help return the Company to positive cash generation, provide future growth and help mitigate future cyclicality in our oilfield business.  These include, but are not limited to, pursuing other manufacturing opportunities for our plants, generating new product sales for Falcon outside of the oilfield, growing our industrial business and recently restarting our sand plant.

We have a long history of selling to the industrial market.  Historically, industrial sales have been a small percentage of our overall business.  However, we believe we can grow this business at double digit rates through the additional resources we are deploying and by leveraging our technology to develop new industrial product offerings.

Our industrial products target performance enhancement for the end user by increasing process efficiency, improving end-product quality and reducing operating costs.  The overall industrial product market for ceramic media is substantial; however, capturing a larger portion of this market will take time.  While the initial sales cycle is typically longer than the oilfield sales cycle, the resulting commercial relationship is typically long-term in nature.  We believe the efficiencies of our plants and the quality of our products will allow us to grow our industrial technologies revenue over the coming quarters and contribute to generating positive cash flow.

By focusing on these operational initiatives, we are targeting achieving a cash neutral exit rate by year end 2017.  We also continue to explore certain asset and technology monetization to further bolster our cash reserves.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $108.0 million compared to cash and cash equivalents of $78.9 million at December 31, 2015.  During the nine months ended September 30, 2016, we received proceeds of $45.6 million relating to sales of common stock under our ATM program, $25.0 million in proceeds from notes payable, related parties, and generated $0.7 million from the effect of exchange rate changes on cash.  Uses of cash included $29.1 million in repayments on our line of credit, $6.6 million for capital expenditures, $5.3 million used in operating activities, $0.5 million in repayments on notes payable, $0.4 million for purchases of our common stock, and $0.3 million for payments of debt issuance costs.

On January 19, 2016, our Board of Directors suspended our policy of paying quarterly cash dividends.  We estimate that our total capital expenditures for the remainder of 2016 will be less than $1.0 million.  Due to market conditions, the completion of the second line at the manufacturing facility in Millen, Georgia and the second phase of a plant retrofit with new KRYPTOSPHERE® technology have been suspended until such time that market conditions warrant completion.

In April 2016, we restructured our revolving credit agreement by entering into the Amended Credit Agreement, as it is reasonably likely we would have been unable to comply with certain financial covenants under the prior credit agreement.  The Amended Credit Agreement consists of a $65.0 million fully drawn term loan, which replaced the previous $90.0 million revolver, and up to $15.0 million in standby letters of credit.  Our obligations under the Amended Credit Agreement are secured by a pledge of substantially all of our domestic assets and guaranteed by our two domestic operating subsidiaries.  Such obligations bear interest at LIBOR plus 7.00%.  Under the Amended Credit Agreement, all of the cash of the Company, including any of the subsidiary guarantors that is held in U.S. banks must be deposited into accounts with the administrative agent and therefore will be subject to set-off in the event, and to the extent, CARBO Ceramics Inc. or any of the subsidiary guarantors is unable to satisfy its obligations under the Amended Credit Agreement.  The Amended Credit Agreement requires minimum quarterly repayments of principal of $3.033 million during the fourth quarter of 2016 and $3.250 million thereafter until its maturity on December 31, 2018.  The Amended Credit Agreement eliminates the financial covenants contained in the prior credit agreement, but instead requires us to maintain minimum cash amounts held with the administrative agent at the end of each calendar month commencing August 2016 as follows: $40.0 million from August 2016 until March 2017; $30.0 million from April 2017 until December 2017; and $25.0 million thereafter.  In connection with the Amended Credit Agreement, the lender waived non-compliance with the asset coverage ratio for the months of January, February, and March 2016.  We are required to use proceeds from the sale of certain assets to repay principal amounts outstanding under the Amended Credit Agreement.  As of September 30, 2016, our outstanding debt under the credit agreement was $58.934 million, and we had issued $11.980 million in standby letters of credit.  As of October 27, 2016, our outstanding debt under the Amended Credit Agreement was $55.901 million.

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

In July 2016, we filed a prospectus supplement and associated sales agreement related to an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, common stock, having an aggregate offering price of up to $75.0 million through Cowen and Company LLC, as sales agent, for general corporate purposes.  As of September 30, 2016, we sold a total of 3,405,709 shares of our common stock under the ATM program for $46.6 million, or an average of $13.69 per share, and received proceeds of $45.6 million, net of commissions of $1.0 million.

The Company anticipates that cash on hand and supplemental capital raises will be sufficient to meet planned operating expenses and other cash needs for the next 12 months, including the minimum cash covenant under the Amended Credit Agreement.  However, there is no guarantee that our planned measures will provide enough capital to meet such needs.  See Item 1A – Risk Factors.

Additional information as to the applicable definitions and requirements of these covenants is contained in the credit agreement.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

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

We are exposed to market risk through foreign currency fluctuations that could impact our investments in Russia.  As of September 30, 2016, our net investments subject to foreign currency fluctuations totaled $16.9 million and we had recorded cumulative foreign currency translation loss of $34.9 million, all related to the Russian Ruble.  This cumulative translation loss is included in Accumulated Other Comprehensive Loss.  From time to time, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  There were no such foreign exchange contracts outstanding at September 30, 2016.  No income tax benefits have been recorded on these losses as a result of the uncertainty about recoverability of the related deferred income tax benefits.

We are also exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility.  In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices.  At September 30, 2016, we had contracted for a total of 5,220,000 MMBtu of natural gas at an average price of $4.41 per MMBtu through December 31, 2018.

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

As of September 30, 2016, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our primary sources of liquidity are cash on hand and cash flow from operations.  Our ability to fund our working capital, capital expenditures, debt service under our Amended Credit Agreement and other obligations and to comply with the restrictive covenants under our credit facility depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing oil and natural gas prices, economic conditions and other factors, many of which are beyond our control.  Under the Amended Credit Agreement, our principal financial covenant requires us to have minimum cash on hand as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, which will be $40 million until March 2017, $30 million from April 2017 until December 2017 and $25 million thereafter.  If operating conditions do not improve and the Company is unable to raise additional cash, there is a significant risk that the Company will not be able to satisfy that covenant.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
07/01/16 to 07/31/16	—		—	—	2,000,000
08/01/16 to 08/31/16	88		$13.15	—	2,000,000
09/01/16 to 09/30/16	91		$12.90	—	2,000,000
Total	179	(2)		—

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	Sales Agreement between CARBO Ceramics Inc. and Cowen and Company, LLC, dated July 28, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed July 28, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: October 27, 2016

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Sales Agreement between CARBO Ceramics Inc. and Cowen and Company, LLC, dated July 28, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed July 28, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.