Form 10-Q
period 2017-09-30
CARBO CERAMICS INC
filed 2017-11-09
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, 27,137,203 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$67,663	$91,680
Restricted cash	5,696	—
Trade accounts and other receivables, net	35,804	23,622
Inventories:
Finished goods	65,241	74,133
Raw materials and supplies	18,455	23,041
Total inventories	83,696	97,174
Prepaid expenses and other current assets	4,959	3,548
Income tax receivable	—	1,199
Total current assets	197,818	217,223
Restricted cash	4,520	—
Income tax receivable	1,649	—
Property, plant and equipment:
Land and land improvements	41,590	45,530
Land-use and mineral rights	19,696	19,696
Buildings	72,427	87,318
Machinery and equipment	456,193	647,753
Construction in progress	36,255	92,704
Total property, plant and equipment	626,161	893,001
Less accumulated depreciation and amortization	293,144	398,898
Net property, plant and equipment	333,017	494,103
Goodwill	3,500	3,500
Intangible and other assets, net	7,984	8,631
Total assets	$548,488	$723,457
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$—	$13,000
Notes payable	874	551
Accounts payable	16,545	7,782
Accrued payroll and benefits	3,596	3,434
Derivative instruments	2,369	1,599
Other accrued expenses	11,072	8,438
Total current liabilities	34,456	34,804
Deferred income taxes	990	1,236
Long-term debt, net	60,526	42,404
Notes payable, related parties	25,997	25,000
Other long-term liabilities	4,243	3,443
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 27,139,903 and 26,881,066 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	271	269
Additional paid-in capital	124,836	117,192
Retained earnings	297,169	533,435
Accumulated other comprehensive loss	—	(34,326)
Total shareholders' equity	422,276	616,570
Total liabilities and shareholders' equity	$548,488	$723,457

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$50,173	$20,241	$128,415	$73,993
Cost of sales	64,696	41,106	175,829	138,512
Gross loss	(14,523)	(20,865)	(47,414)	(64,519)
Selling, general and administrative expenses	10,135	9,640	31,196	31,148
Loss (gain) on disposal or impairment of assets	125,738	(15)	125,738	910
Loss on sale of Russian proppant business	26,728	—	26,728	—
Operating loss	(177,124)	(30,490)	(231,076)	(96,577)
Other expense:
Interest expense, net	(1,915)	(1,440)	(5,630)	(3,859)
Other, net	258	50	448	133
	(1,657)	(1,390)	(5,182)	(3,726)
Loss before income taxes	(178,781)	(31,880)	(236,258)	(100,303)
Income tax benefit	(316)	(11,930)	(527)	(35,373)
Net loss	$(178,465)	$(19,950)	$(235,731)	$(64,930)
Loss per share:
Basic	$(6.69)	$(0.81)	$(8.84)	$(2.75)
Diluted	$(6.69)	$(0.81)	$(8.84)	$(2.75)
Other information:
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(178,465)	$(19,950)	$(235,731)	$(64,930)
Other comprehensive income:
Foreign currency translation adjustment	302	263	979	2,833
Reclassification of Russia cumulative translation loss to Net Loss upon sale	33,347	—	33,347	—
Deferred income taxes	—	—	—	—
Other comprehensive income, net of tax	33,649	263	34,326	2,833
Comprehensive loss	$(144,816)	$(19,687)	$(201,405)	$(62,097)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Operating activities
Net loss	$(235,731)	$(64,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,805	36,499
Provision for doubtful accounts	493	1,202
Deferred income taxes	76	(35,275)
Lower of cost or market inventory adjustment	—	115
Loss on disposal or impairment of assets	125,738	910
Loss on sale of Russian proppant business	25,101	—
Foreign currency transaction gain, net	(35)	(147)
Stock compensation expense	3,831	4,814
PIK accrual on notes payable, related parties	997	—
Change in fair value of derivative instruments	(575)	(4,640)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(14,538)	28,379
Inventories	5,567	992
Prepaid expenses and other current assets	(245)	1,508
Accounts payable	8,795	(4,430)
Accrued expenses	3,561	(8,338)
Income tax receivable, net	(1,069)	37,046
Other, net	2,123	1,010
Net cash used in by operating activities	(40,106)	(5,285)
Investing activities
Capital expenditures	(1,748)	(6,554)
Net proceeds from sale of Russian proppant business	21,154	—
Net cash provided by (used in) investing activities	19,406	(6,554)
Financing activities
Proceeds from long-term debt	12,349	—
Repayments on long-term debt	(3,250)	(29,066)
Repayments on insurance financing agreement	(923)	(458)
Payments of debt issuance costs	(989)	(339)
Proceeds from notes payable, related parties	—	25,000
Proceeds from sale of common stock under ATM program	—	45,564
Purchase of common stock	(534)	(443)
Net cash provided by financing activities	6,653	40,258
Effect of exchange rate changes on cash	246	714
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,801)	29,133
Cash and cash equivalents and restricted cash at beginning of period	91,680	78,866
Cash and cash equivalents and restricted cash at end of period	$77,879	$107,999
Supplemental cash flow information
Interest paid	$2,319	$3,456
Income taxes paid	$465	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share and per square foot data)

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

Beginning in late 2014, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  As a result of the continued negative impact this has had on its business, the Company continues to operate its plants at significantly reduced levels.  As of September 30, 2017, the Company was producing ceramic proppants from its Eufaula, Alabama manufacturing facility, and processing sand at its Marshfield, Wisconsin facility.  The Company produces ceramic pellets for the industrial markets in a limited capacity, and when market demands, at our McIntyre, Georgia facility.  Our Millen, Georgia facility is currently mothballed, and we do not expect to resume production or complete the second line of the facility.  We are currently using our Toomsboro, Georgia facility in a limited capacity to process minerals for third parties.  The Company has been in 2017 and continues to be focused on diversifying its revenue streams to more frac sand, technology and industrial ceramics, and mineral processing.  As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date of this Form 10-Q.  The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for the remainder of 2017 and 2018, which is impacted by various assumptions regarding demand and sales prices for our products.  Although the Company has observed certain factors in the first nine months of 2017 that could be indicative of improving industry conditions, its financial forecasts in recent periods have not always been accurate due to the inability to estimate customer demand, which is highly volatile in the current operating environment.  The Company has no committed sales backlog from its customers.  As a result, there is no guarantee that its financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be achieved.

Additionally, the construction projects relating to the second production line at Millen, Georgia and the second phase of the retrofit of an existing plant with the KRYPTOSPHERE® technology remain suspended.  During the three months ended September 30, 2017, we recorded an impairment on the Millen, Georgia facility (see Note 1 - Long-lived and other noncurrent assets impairment, below).  As of September 30, 2017, the value of the suspended projects relating to these two projects totaled approximately 85% of the Company’s total construction in progress, and both projects are over 90% complete.  Currently, we do not intend to complete the second line at the Millen facility.

Deferred Taxes – Valuation Allowance

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the several quarters  prior to the first quarter of 2017, we determined during the three months ended March 31, 2017 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of September 30, 2017 was $30,624.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.

Restricted Cash

As a result of the repayment of the Wells Fargo term loan, combined with the continued use of letters of credit and corporate cards with Wells Fargo (see Note 8), a portion of the Company’s cash balance is now restricted to its use in order to provide collateral to Wells Fargo.  As of September 30, 2017 and December 31, 2016, restricted cash was $10,216 and $0, respectively.

Lower of Cost or Market Adjustments

As of September 30, 2017, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.  As of September 30, 2016, the Company reviewed the carrying values of all inventories and concluded that certain sand inventories were impacted by changes in market conditions.   Consequently, during the nine-month period ended September 30, 2016, the Company recognized a $115 loss in cost of sales to adjust the carrying value to the lower market prices on certain sand inventories.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended September 30, 2017 and 2016, the Company expensed $10,890 and $12,845, respectively, in production costs.  For the nine months ended September 30, 2017 and 2016, the Company expensed $32,899 and $36,067, respectively, in production costs.

Long-lived and other noncurrent assets impairment

As noted, throughout 2017 and 2016, the Company has temporarily idled production at various manufacturing facilities.  The Company does not assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  At December 31, 2016, as a result of the continued severity of the market downturn, the Company identified indicators of impairments related to each of its domestic manufacturing plant asset groups.  The Company completed undiscounted cash flow analyses on that date and determined no impairment charge was necessary at that time.  As of September 30, 2017, the Company concluded that the Company’s Toomsboro and Millen, Georgia facilities should no longer be evaluated together as a group of assets because the facilities are no longer interchangeable and will not manufacture like products.  As a result of the sustained and long-term shift away from base ceramic proppant to less expensive frac sand, the Company has made a strategic decision to focus on growing technology, industrial and mineral processing revenue streams.  Our Toomsboro, Georgia plant is being repurposed to produce technology and industrial products, as well as for use in toll processing of minerals.  Our Millen, Georgia facility is currently only able to produce base ceramic proppants, but given our current long-term outlook on base ceramic proppant demand, we do not expect to utilize this plant to produce base ceramic proppant.  We are currently evaluating opportunities to monetize our assets at our Millen facility.  As a result, we evaluated the Toomsboro and Millen, Georgia plants separately for indicators of impairment during the third quarter of 2017.

Given the change in the asset groupings of the two facilities and lack of estimated future cash flows associated with the base ceramic production at the Millen facility, the Company identified indicators of impairment at the Millen, Georgia facility as of September 30, 2017.  The Company determined that the projected cash flows attributable to our Millen, Georgia facility did not exceed the carrying value of the assets; therefore the Company concluded there was an impairment at that facility.  The Company engaged the services of a third party consulting firm to assist with the determination of the fair market value of the related assets and concluded that the assets were impaired.  The key assumptions and inputs impacting the fair value include third party market data with respect to the property and equipment at our Millen facility as well as at comparable facilities.  For machinery and equipment and construction in progress, we used a combination of the cost and market approaches to estimate our valuation.  We applied a 65 percent downward adjustment to book cost based on an analysis of construction documents and historical expenditures to remove non-saleable soft costs such as engineering and installation that would have no secondary market value.  Based on discussions with market participants, a salvage value multiplier ranging from 12 percent to 50 percent of the remaining cost basis was applied to arrive at estimated fair value for the assets subject to impairment.  For real property, the value of comparable buildings ranged from approximately $30 to $40 per square foot, and the concluded value of the buildings at the Millen facility was approximately $35 per square foot.  As a result, the Company recognized a $125,759 impairment of long-lived assets, primarily relating to machinery and equipment and construction in progress.  As of September 30, 2017, related to the other asset groups, there were no events or circumstances that would indicate that carrying amounts of long-lived and other noncurrent assets might be impaired given that results for the first nine months of 2017 generally met our expectations from our analysis as of December 31, 2016 and given that our future outlook of cash flows associated with those asset groups has not significantly changed since that date.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net loss	$(178,465)	$(19,950)	$(235,731)	$(64,930)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(178,465)	$(19,950)	$(235,731)	$(64,930)
Denominator:
Denominator for basic loss per share--weighted-average shares	26,690,799	24,770,252	26,654,728	23,651,332
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	26,690,799	24,770,252	26,654,728	23,651,332
Basic loss per share	$(6.69)	$(0.81)	$(8.84)	$(2.75)
Diluted loss per share	$(6.69)	$(0.81)	$(8.84)	$(2.75)

3.	Sale of Russian Proppant Business

On July 21, 2017, subsidiaries of the Company Carbo Ceramics (Mauritius) Inc. and Carbo LLC (together, the “Sellers”) entered into a Share Purchase Agreement with Petro Welt Technologies AG and PeWeTe Evolution Limited (together, the “Purchasers”) to sell the Company’s Russian proppant business.  The adjusted purchase price is approximately $26,000 for all of the shares of CARBO Ceramics Cyprus Limited held by the Sellers. The transaction received local regulatory approval and closed on September 21, 2017.

During the third quarter of 2017, the Company received proceeds of $22,000 related to the sale.  The Company expects to receive approximately $4,000 in additional proceeds related to net debt and net working capital purchase price adjustments.  The net assets included in the calculation of the loss on the sale were $17,754, including cash and cash equivalents of $846, accounts receivable of $6,047, total inventory of $8,573, net PP&E of $2,763, other net assets of $670, and accrued expenses of $1,145.  The Company incurred approximately $1,627 in expenses relating to the sale (of which $468 were paid during the third quarter of 2017, the remainder to be paid during the fourth quarter of 2017).  Gain on the sale before consideration of the cumulative translation adjustment was approximately $6,619.  However, as a result of the sale, the Company reclassified the foreign currency cumulative translation loss of $33,347 from accumulated other comprehensive loss within shareholders’ equity to net loss which offset the initial gain on the sale.  As a result, the Company’s net loss on the sale was approximately $26,728, presented as a separate line item within operating loss on the consolidated statement of operations.

4.	Common Stock Repurchase Program

On January 28, 2015, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock.  Shares are effectively retired at the time of purchase.  As of September 30, 2017, the Company had not repurchased any shares under the plan.

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings.  The Company uses the income approach in determining the fair value of these derivative instruments.  The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period.  The estimated cash flows from these contracts are discounted using a discount rate of 8.0%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts.  The discount rate had an immaterial impact on the fair value of the contracts for the nine months ended September 30, 2017.  The last of these natural gas contracts will expire in December 2018.  During the three months ended September 30, 2017 and 2016, the Company recognized a $285 gain and $510 loss, respectively, in cost of sales on derivative instruments.  During the nine months ended September 30, 2017 and 2016, the Company recognized a $916 loss and a $87 gain, respectively, in cost of sales on derivative instruments.  The cumulative present value of these natural gas derivative contracts as of September 30, 2017 are presented as current and long-term liabilities, as applicable, in the Consolidated Balance Sheet.

At September 30, 2017, the Company had contracted for delivery a total of 2,430,000 MMBtu of natural gas at an average price of $4.38 per MMBtu through December 31, 2018.  Contracts covering 2,280,000 MMBtu are subject to accounting as derivative instruments.  Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains.  Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives.  The historical average NYMEX natural gas contract settlement prices for the three months ended September 30, 2017 and 2016 were $3.00 per MMBtu and $2.81 per MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 4 herein for additional information on the derivative instruments).  The Company’s impaired long-lived assets primarily relating to machinery and equipment and construction in progress at its Millen, Georgia ceramic proppant manufacturing facility are included within the Level 3 fair value hierarchy.  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Impaired long-lived assets	—	—	18,786	18,786
Liabilities:
Derivative instruments	—	(2,893)	—	(2,893)
Total fair value	$—	$(2,893)	$18,786	$15,893

	Fair value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments	—	(3,468)	—	(3,468)
Total fair value	$—	$(3,468)	$—	$(3,468)

At September 30, 2017, the fair value of the Company’s long-term debt approximated the carrying value.

7.	Stock Based Compensation

On May 16, 2017, the shareholders approved the Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “Amended and Restated 2014 Omnibus Incentive Plan”).  Under the Amended and Restated 2014 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  The amount paid under the Amended and Restated 2014 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000.  Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 1,450,000 shares prior to the fifth anniversary of its effective date, plus (i) the number of shares that are forfeited, cancelled or returned, and (ii) the number of shares that are withheld from the participants to satisfy an option exercise price or minimum statutory tax withholding obligations.  No more than 100,000 shares may be granted to any single participant in any calendar year.  Equity-based awards may be subject to performance-based and/or service-based conditions.  With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant.  The maximum term of an option is ten years.  Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods.  As of September 30, 2017, 753,037 shares were available for issuance under the Amended and Restated 2014 Omnibus Incentive Plan.  Although the 2009 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2009 Omnibus Incentive Plan”) has expired, certain nonvested restricted shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the nine months ended September 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2017	339,140	$28.59
Granted	297,685	$10.30
Vested	(143,762)	$36.33
Forfeited	(44,288)	$17.63
Nonvested at September 30, 2017	448,775	$15.06

As of September 30, 2017, there was $4,142 of total unrecognized compensation cost related to restricted shares granted under both the expired 2009 Omnibus Incentive Plan and the Amended and Restated 2014 Omnibus Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of shares vested during the nine months ended September 30, 2017 was $2,007.

The Company made market-based cash awards to certain executives of the Company pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  As of September 30, 2017, the total target award outstanding was $2,822.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of September 30, 2017, there were 163,215 units of phantom stock granted under the Amended and Restated 2014 Omnibus Incentive Plan, of which 4,189 have vested and 12,950 have been forfeited.  As of September 30, 2017, nonvested units of phantom stock under the Amended and Restated 2014 Omnibus Incentive Plan had a total value of $1,261, a portion of which is accrued as a liability within Accrued Payroll and Benefits.  Compensation expense for these units of phantom stock will be recognized over the three-year vesting period.  The amount of compensation expense recognized each period will be based on the fair value of the Company’s common stock at the end of each period.

8.	Long-Term Debt and Notes Payable

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

As of September 30, 2017, the Company’s outstanding debt under its New Credit Agreement was $65,000.  During the nine months ended September 30, 2017, the Company expensed $455 of debt issuance costs relating to the previous Wells Fargo Amended Credit Agreement.  As of September 30, 2017, the Company had $896 of unamortized debt issuance costs relating to the New Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  The Company had $9,230 and $11,980 in standby letters of credit issued through Wells Fargo as of September 30, 2017 and December 31, 2016, respectively, primarily as collateral relating to our natural gas commitments and railcar leases.  As of December 31, 2016, the Company’s outstanding debt under its previous Wells Fargo Amended Credit Agreement was $55,901, of which $13,000 was classified as current and $42,901 was classified as long-term.  As of December 31, 2016, the Company had $497 of debt issuance costs that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  For the year ended December 31, 2016, the weighted average interest rate was 6.447% based on LIBOR-based rate borrowings.

On March 2, 2017, in connection with entry into the New Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitles the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $14.91 per share, payable in cash.  The Warrant expires on December 31, 2022.  Based on a Schedule 13D filing with the SEC, as of May 22, 2017, Wilks owned 10.4% of the Company’s outstanding common stock, and should Wilks fully exercise the Warrant to purchase an additional 523,022 shares, it would hold 12.3% of the Company’s outstanding common stock.  The Company allocated the proceeds received of $52,651 to each of these two instruments based on their relative fair values.  Accordingly, the Company recorded long-term debt of $48,780 and warrants of $3,871 at inception.  The amount associated with the Warrant was recorded as an increase to additional paid-in capital.  The original issue discount of the long-term debt will be amortized using the effective interest method over the term of the loan.  As of September 30, 2017, the unamortized original issue discount was $3,578.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matures on April 1, 2019 and bears interest at 7.00%.  On March 2, 2017, in connection with the New Credit Agreement, the Notes were amended to provide for payment-in-kind, or PIK, interest payments at 8.00% until the lenders under the New Credit Agreement receive two consecutive semi-annual cash interest payments.  On April 1, 2017, the Company made a $997 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  As of September 30, 2017, the outstanding principal balance of the Notes was $25,997.  On October 1, 2017, the Company made a $1,043 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  As of November 9, 2017, the outstanding principal balance of the Notes was $27,040.

Interest cost for the nine months ended September 30, 2017 and 2016 was $5,966 and $4,319, respectively, of which $0 and $80 was capitalized into the cost of property, plant and equipment in the nine months ended September 30, 2017 and 2016, respectively.  Interest cost primarily includes interest expense relating to our debts as well as amortization and the write-off of debt issuance costs and amortization of the original issue discount associated with the New Credit Agreement and Warrant.

In June 2017, the Company entered into an agreement with a financing company to finance certain insurance premiums in the amount of $1,246.  Payments are due monthly through April 1, 2018 with an effective interest rate of 0.91%.  The liability is included in Notes Payable within Current Liabilities on the Consolidated Balance Sheet.  As of September 30, 2017, the outstanding balance was $874.

9.	Shareholders’ Equity

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock having an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  As of September 30, 2017, the Company had sold a total of 3,405,709 shares of its common stock under the ATM program for $46,612, or an average of $13.69 per share, and received proceeds of $45,564, net of commissions of $1,048.  These sales occurred in August 2016 and September 2016, and the Company has not utilized the program since those sales.

As of September 30, 2017, the Company does not have a material net investment that is subject to foreign currency fluctuations.  As a result of the sale of the Company’s Russian proppant business, the Company reclassified the $33,347 cumulative translation adjustment loss from accumulated other comprehensive loss to net loss within the statement of operations.

10.	New Accounting Pronouncements

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

11.	Segment Information

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

Summarized financial information for the Company’s operating segments for the three and nine months ended September 30, 2017 and 2016 is shown in the following tables.  As there has been a material change in total assets since December 31, 2016, segment assets are also presented as of September 30, 2017.  Intersegment sales are not material.

	Oilfield Technologies and Services	Environmental Products and Services	Total
	($ in thousands)
Three Months Ended September 30, 2017
Revenue from external customers	$44,847	$5,326	$50,173
Loss before income taxes	(178,603)	(178)	(178,781)
Segment assets as of September 30, 2017	533,814	14,674	548,488
Depreciation and amortization	11,395	309	11,704
Three Months Ended September 30, 2016
Revenue from external customers	$16,899	$3,342	$20,241
Loss before income taxes	(31,278)	(602)	(31,880)
Depreciation and amortization	11,668	383	12,051
Nine Months Ended September 30, 2017
Revenue from external customers	$111,669	$16,746	$128,415
Loss before income taxes	(235,803)	(455)	(236,258)
Depreciation and amortization	34,829	976	35,805
Nine Months Ended September 30, 2016
Revenue from external customers	$63,984	$10,009	$73,993
Loss before income taxes	(97,922)	(2,381)	(100,303)
Depreciation and amortization	35,274	1,225	36,499

12.	Legal Proceedings

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

During the third quarter of 2017, we closed on the sale of our Russian proppant business and received proceeds of $22.0 million.  We expect to receive additional proceeds of approximately $4.0 million related to net debt and net working capital purchase price adjustments.  Loss on the sale was $26.7 million, which included the reclassification of $33.3 million of foreign currency cumulative translation loss from shareholders’ equity and approximately $1.6 million expenses related to the sale.  Net assets that were included in the calculation of the loss on the sale were $17.8 million.

As of September 30, 2017, we concluded that our Toomsboro and Millen, Georgia facilities should no longer be evaluated together as a group of assets because the facilities are no longer interchangeable and will not manufacture like products.  As a result of the sustained and long-term shift away from base ceramic proppant to less expensive frac sand, we made a strategic decision to focus on growing technology, industrial and mineral processing revenue streams.  We determined that the projected cash flows attributable to our Millen, Georgia facility did not exceed the carrying value of the assets; therefore we concluded there was an impairment at that facility.  We engaged the services of a third party consulting firm to assist with the determination of the fair market value of the related assets and concluded that the assets were impaired.  As a result, during the three months ended September 30, 2017, we recognized a $125.8 million impairment of long-lived assets, primarily relating to machinery and equipment and construction in progress.

Industry Conditions

During the three months ended September 30, 2017, the average price of West Texas Intermediate (“WTI”) crude oil increased 7% to $48.16 per barrel compared to $44.85 per barrel during the same period in 2016.  The average North American rig count increased 92% during the three months ended September 30, 2017 to 1,155 rigs compared to 601 rigs during the same period in 2016.  Although commodity prices have shown increases in the last year, they remain at significantly lower levels than prior to the severe industry downturn that began in late 2014, which has not encouraged a broad move away from low-cost completions.  E&P operators that are existing or target customers of ours continued to use more frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended September 30, 2017.  We expect this trend to continue as our customers are under increasing pressure to consider lower up-front cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our ceramic products.  These events, along with an oversupplied ceramic proppant market that is liquidating imported inventory, and low oil and natural gas prices, kept demand and average prices low for our proppants during the three months ended September 30, 2017.

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

Results of Operations

Three Months Ended September 30, 2017

Revenues.  Oilfield technologies and services segment revenues of $44.8 million for the three months ended September 30, 2017 increased 165% compared to $16.9 million for the same period in 2016.  The increase was mainly attributable to an increase in frac sand sales and ceramic technology product sales, in addition to an increase in base ceramic product sales.  We also saw revenue increases from our consulting and software businesses.  Our worldwide product sales volumes and average selling price per pound in the three months ended September 30, 2017 compared to the same period in 2016 were as follows:

	Three months ended
Product Sales	September 30,
(Volumes in million lbs)	2017		2016
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	106	$0.25	68	$0.20
Northern White Sand	617	0.03	46	0.02
Total	723	$0.06	114	$0.13

North American (defined as Canada and U.S.) ceramic proppant sales volume increased 75% in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to higher sales of technology products and base ceramic products.  International (excluding Canada) ceramic proppant sales volumes increased 35%.

Primarily due to the change in product mix, the average selling price per pound of all proppant sold by us was $0.06 during the three months ended September 30, 2017 compared to $0.13 for the same period in 2016.

Environmental products and services segment revenues of $5.3 million for the three months ended September 30, 2017 increased 59% compared to $3.3 million in the same period in 2016.  The increase was mainly attributable to an increase in oil and natural gas industry activity.

Gross Loss.  Oilfield technologies and services segment gross loss for the three months ended September 30, 2017 was $15.1 million, or 34% of revenues, compared to gross loss of $21.0 million, or 124% of revenues, for the same period in 2016.  Gross loss improved primarily due to an increase in oil and natural gas industry activity and the resulting increases in our revenues combined with the Company’s initiative to reduce our cost base and utilize our idled assets.

Environmental products and services segment gross profit for the three months ended September 30, 2017 was $0.6 million compared to gross profit of $0.1 million for the same period in 2016.  This $0.5 million improvement was largely due to a shift in the segment’s revenue mix towards more profitable product sales combined with an increase in oil and natural gas industry activity.

Consolidated cost of sales for the three months ended September 30, 2017 and 2016 included the following:

	Three months ended
	September 30,
(In thousands)	2017	2016
Primary cost of sales	$54,091	$27,636
Slowing and idling production	10,890	12,845
(Gain) loss on derivative instruments	(285)	510
Other charges	—	115
Total Cost of Sales	$64,696	$41,106

Selling, General and Administrative (SG&A) and Other Operating Expenses.  Oilfield technologies and services segment SG&A totaled $9.3 million for the three months ended September 30, 2017 compared to $8.9 million for the same period in 2016, primarily due to increased sales and marketing expenses.

Environmental products and services segment SG&A was flat at $0.8 million for the three months ended September 30, 2017 and 2016.

Loss on disposal or impairment of assets for the three months ended September 30, 2017 was primarily related to the impairment on our Millen, Georgia proppant manufacturing facility.

Loss on sale of Russian proppant business for the three months ended September 30, 2017 was related to the sale of our Russian proppant business.  It includes $26.0 million in adjusted purchase price, less $1.6 million in expenses related to the sale, $17.8 million in net assets, and a reclassification of the foreign currency cumulative translation loss of $33.3 million.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several quarters, we determined during the three months ended March 31, 2017 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of September 30, 2017 was $30.6 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.    As a result, income tax benefit was $0.3 million, or 0.2% of pretax loss, for the three months ended September 30, 2017 compared to income tax benefit of $11.9 million, or 37.4% of pretax loss, for the same period in 2016.

Nine Months Ended September 30, 2017

Revenues.  Oilfield technologies and services segment revenues of $111.7 million for the nine months ended September 30, 2017 increased 75% compared to $64.0 million for the same period in 2016.  The increase was mainly attributable to an increase in ceramic technology product sales and an increase in frac sand sales.  These increases were partially offset by decreases in base ceramic proppant sales.  Our worldwide product sales volumes and average selling price per pound in the nine months ended September 30, 2017 compared to the same period in 2016 were as follows:

	Nine months ended
Product Sales	September 30,
(Volumes in million lbs)	2017		2016
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic	285	$0.25	259	$0.22
Northern White Sand	1,483	0.02	162	0.02
Total	1,768	$0.06	421	$0.14

North American (defined as Canada and U.S.) ceramic proppant sales volume increased 11% in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to higher sales of technology products.  International (excluding Canada) ceramic proppant sales volumes increased 8%.

Primarily due to the change in product mix, the average selling price per pound of all proppant sold by us was $0.06 during the nine months ended September 30, 2017 compared to $0.14 for the same period in 2016.

Environmental products and services segment revenues of $16.7 million for the nine months ended September 30, 2017 increased 67% compared to $10.0 million in the same period in 2016.  The increase was mainly attributable to an increase in oil and natural gas industry activity.

Gross Loss.  Oilfield technologies and services segment gross loss for the nine months ended September 30, 2017 was $49.4 million, or 44% of revenues, compared to gross loss of $64.4 million, or 101% of revenues, for the same period in 2016.  Gross loss improved primarily due to an increase in oil and natural gas industry activity and the resulting increases in our revenues combined with the Company’s initiative to reduce our cost base and utilize our idled assets.  In addition, the Company did not incur severance costs during the nine months ended September 30, 2017 compared to $6.2 million of severance for the same period in 2016.

Environmental products and services segment gross profit for the nine months ended September 30, 2017 was $2.0 million compared to gross loss of $0.1 million for the same period in 2016.  This $2.1 million improvement was largely due to a shift in the segment’s revenue mix towards more profitable product sales combined with an increase in oil and natural gas industry activity.

Consolidated cost of sales for the nine months ended September 30, 2017 and 2016 included the following:

	Nine months ended
	September 30,
(In thousands)	2017	2016
Primary cost of sales	$142,011	$96,246
Slowing and idling production	32,899	36,067
Loss (gain) on derivative instruments	916	(87)
Other charges	3	6,286
Total Cost of Sales	$175,829	$138,512

Selling, General and Administrative (SG&A) and Other Operating Expenses.  Oilfield technologies and services segment SG&A totaled $28.8 million for the nine months ended September 30, 2017 compared to $28.7 million for the same period in 2016 due to the continued focus on cash preservation.

Environmental products and services segment SG&A was flat at $2.4 million for the nine months ended September 30, 2017 and 2016.

Loss on disposal or impairment of assets for the nine months ended September 30, 2017 was primarily related to the impairment on our Millen, Georgia proppant manufacturing facility.  The loss on disposal or impairment of assets for the nine months ended September 30, 2016 was primarily related to a $1.1 million long-term bauxite impairment partially offset by gains on asset sales.

Loss on sale of Russian proppant business for the nine months ended September 30, 2017 was related to the sale of our Russian proppant business.  It includes $26.0 million in adjusted purchase price, less $1.6 million in expenses related to the sale, $17.8 million in net assets, and a reclassification of the foreign currency cumulative translation loss of $33.3 million.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several quarters, we determined during the three months ended March 31, 2017 that it was more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of September 30, 2017 was $30.6 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As a result, income tax benefit was $0.5 million, or 0.2% of pretax loss, for the nine months ended September 30, 2017 compared to income tax benefit of $35.4 million, or 35.3% of pretax loss, for the same period in 2016.

Outlook

We are expecting a sequential increase in both revenue and operating cash flow for the fourth quarter of 2017.  Opportunities within our oilfield business for the fourth quarter of 2017 are tracking positively.  Both our ceramic technology and base ceramic volumes are expected to increase sequentially based on our visibility today.  Further, we continue to believe that the negative returns throughout the base ceramic industry should lead to increased industry pricing moving forward.

Through existing business relationships, we are pursuing multiple projects resulting in increases to our annual sand capacity utilizing ‘asset-lite’ business models.  One of these projects should start first production toward the end of the fourth quarter of 2017.  To meet our client demand, we expect to ramp up to an annual sand capacity of 600,000 tons by the end of the first quarter of 2018.    Providing a complete suite of proppant products remains an important factor that differentiates us from our competitors.

StrataGen, our oilfield consulting business, has seen significant growth this year.  We expect continued growth in this business, given the value that our experienced technical people provide E&P operators in the design, execution, and optimization of their well completions.

Our industrial products should have a solid fourth quarter. The stricter OSHA silica PEL requirements should provide a tail-wind for ceramic media sales as the regulations take effect in June of 2018.  In addition, the new CARBOGRIND products we have introduced are seeing client adoption.

Our strategy to increase plant utilization through mineral processing opportunities is progressing well.  Recent plant trials have proved successful this year and we expect this to play an important role by increasing revenue through the long-term utilization at our manufacturing plants.

AssetGuard, our environmental business, should bounce back after the weather issues experienced during the third quarter of 2017.  We also expect to continue to grow our industrial revenue as we branch outside the oilfield.

The Company continues to focus on diversifying its revenue streams to more frac sand, technology and industrial ceramics, and mineral processing.  Execution of our transformation strategy should allow us to grow revenues, return the company to profitability, and generate cash.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents and restricted cash of $77.9 million compared to cash and cash equivalents and restricted cash of $91.7 million at December 31, 2016.  Cash inflows included $21.2 million from net proceeds from the sale of our Russian proppant business and $12.3 million in proceeds from long-term debt.  Uses of cash included $40.1 million used in operating activities, $3.3 million in repayments on our long-term debt, $1.7 million for capital expenditures, $1.0 million for payments of debt issuance costs, $0.5 million for purchases of our common stock, and $0.9 million in repayments on an insurance financing agreement.

We estimate that our total capital expenditures for the remainder of 2017 will be less than $1.0 million.  Due to market conditions, the completion of the second phase of a plant retrofit with KRYPTOSPHERE® technology has been suspended until such time that market conditions warrant completion.  Currently, we do not expect to complete the second line of our Millen, Georgia facility.

We anticipate that cash on hand will be sufficient to meet planned operating expenses and other cash needs for at least one year from the date of this Form 10-Q.  Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2017 and 2018, which is impacted by various assumptions regarding demand and sales prices for our products.  Generally, we expect demand for our products and the sales prices to increase.  Although we have observed certain factors that could be indicative of improving industry conditions, our financial forecasts are based on estimates of customer demand, which is highly volatile in the current operating environment, and we have no committed sales backlog with our customers.  As a result, there is inherent uncertainty in our forecasts.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2017.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “anticipate”, “should”, “could”, “potential”, “opportunity”, or other similar terminology.  All forward-looking statements are based on management's current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements.  Among these factors are:

•	changes in the cost of raw materials and natural gas used in manufacturing our products;
•	risks related to our ability to access needed cash and capital;
•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•	our ability to manage distribution costs effectively;
•	our ability to successfully implement strategic changes in our business;
•	changes in demand and prices charged for our products;
•	technological, manufacturing and product development risks;
•	our dependence on and loss of key customers and end users;
•	potential declines or increased volatility in oil and natural gas prices that adversely affect our customers, the energy industry or our production costs;
•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that could reduce demand for our products and services;
•	seasonal sales fluctuations;
•	an increase in competition in the proppant market, including imports from foreign countries;
•	logistical and distribution challenges relating to certain resource plays that do not have the type of infrastructure systems that are needed to efficiently support oilfield services activities;
•	the development of alternative stimulation techniques that would not benefit from the use of our existing products and services, such as extraction of oil or gas without fracturing;
•	changes in foreign and domestic governmental regulations, including environmental restrictions on operations and regulation of hydraulic fracturing;
•	increased regulation of emissions from our manufacturing facilities;
•	the development and utilization of alternative proppants for use in hydraulic fracturing;
•	general global economic and business conditions;
•	weather-related risks and other risks and uncertainties;
•	changes in foreign and domestic political and legislative risks;
•	risks of war and international and domestic terrorism;
•	risks associated with foreign operations and foreign currency exchange rates and controls; and
•	the potential expropriation of assets by foreign governments.

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

We are exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility.  In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices.  At September 30, 2017, we had contracted for a total of 2,430,000 MMBtu of natural gas at an average price of $4.38 per MMBtu through December 31, 2018.

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

As of September 30, 2017, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
07/01/17 to 07/31/17	—		—	—	2,000,000
08/01/17 to 08/31/17	88		$7.02	—	2,000,000
09/01/17 to 09/30/17	91		$6.96	—	2,000,000
Total	179	(2)		—

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: November 9, 2017