Form 10-Q
period 2018-03-31
CARBO CERAMICS INC
filed 2018-04-26
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 20, 2018, 27,413,293 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$60,749	$68,169
Restricted cash	5,528	6,935
Trade accounts and other receivables, net	35,464	37,705
Inventories:
Finished goods	53,574	59,519
Raw materials and supplies	20,450	19,480
Total inventories	74,024	78,999
Prepaid expenses and other current assets	5,393	3,989
Total current assets	181,158	195,797
Restricted cash	3,857	3,281
Income tax receivable	2,348	2,389
Property, plant and equipment:
Land and land improvements	41,590	41,590
Land-use and mineral rights	19,696	19,696
Buildings	72,427	72,427
Machinery and equipment	454,543	455,863
Construction in progress	36,148	36,138
Total property, plant and equipment	624,404	625,714
Less accumulated depreciation and amortization	308,720	301,528
Net property, plant and equipment	315,684	324,186
Goodwill	3,500	3,500
Intangible and other assets, net	10,631	11,445
Total assets	$517,178	$540,598
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,469	$19,417
Accrued payroll and benefits	3,789	6,056
Accrued freight	1,874	2,292
Accrued utilities	905	1,552
Derivative instruments	1,933	2,537
Other accrued expenses	10,942	10,577
Total current liabilities	39,912	42,431
Deferred income taxes	234	230
Long-term debt, net	60,868	60,698
Notes payable, related parties	27,040	27,040
Other long-term liabilities	5,149	4,434
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 27,413,293 and 27,133,614 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	274	271
Additional paid-in capital	126,615	125,715
Retained earnings	257,086	279,779
Total shareholders' equity	383,975	405,765
Total liabilities and shareholders' equity	$517,178	$540,598

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Revenues	$49,367	$34,670
Cost of sales	59,382	54,128
Gross loss	(10,015)	(19,458)
Selling, general and administrative expenses	10,221	10,797
Gain on disposal or impairment of assets	(4)	—
Operating loss	(20,232)	(30,255)
Other expense:
Interest expense, net	(2,017)	(2,088)
Other, net	(23)	187
	(2,040)	(1,901)
Loss before income taxes	(22,272)	(32,156)
Income tax expense	—	288
Net loss	$(22,272)	$(32,444)
Loss per share:
Basic	$(0.83)	$(1.22)
Diluted	$(0.83)	$(1.22)
Other information:
Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net loss	$(22,272)	$(32,444)
Other comprehensive income:
Foreign currency translation adjustment	—	1,704
Comprehensive loss	$(22,272)	$(30,740)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Operating activities
Net loss	$(22,272)	$(32,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,194	12,430
Provision for doubtful accounts	42	238
Deferred income taxes	4	1,302
Gain on disposal or impairment of assets	(4)	—
Foreign currency transaction loss, net	—	5
Stock compensation expense	891	1,348
Change in fair value of derivative instruments	(604)	385
Changes in operating assets and liabilities:
Trade accounts and other receivables	2,200	(5,794)
Inventories	4,975	5,455
Prepaid expenses and other current assets	(1,404)	(650)
Accounts payable	1,053	(1,475)
Accrued expenses	(2,578)	785
Income tax receivable, net	40	(1,377)
Other, net	1,380	721
Net cash used in operating activities	(7,083)	(19,071)
Investing activities
Capital expenditures	(372)	(634)
Net cash used in investing activities	(372)	(634)
Financing activities
Repayments on long-term debt	—	(3,250)
Repayments on insurance financing agreement	(375)	(462)
Payments of debt issuance costs	—	(875)
Purchase of common stock	(421)	(518)
Net cash used in financing activities	(796)	(5,105)
Effect of exchange rate changes on cash	—	513
Net decrease in cash and cash equivalents and restricted cash	(8,251)	(24,297)
Cash and cash equivalents and restricted cash at beginning of period	78,385	91,680
Cash and cash equivalents and restricted cash at end of period	$70,134	$67,383
Supplemental cash flow information
Interest paid	$2,906	$761
Income taxes paid	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share and per square foot data)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of CARBO Ceramics Inc. have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.  The results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.  The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the annual report on Form 10-K of CARBO Ceramics Inc. for the year ended December 31, 2017.

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries (the “Company”).  All significant intercompany transactions have been eliminated.

Low oil and natural gas prices have kept drilling activities and capital spending at reduced levels.  As a result of the continued negative impact this has had on its business, the Company continues to operate its plants at significantly reduced levels.  As of March 31, 2018, the Company was producing ceramic proppants and technology products from its Eufaula, Alabama manufacturing facility, and processing sand at its Marshfield, Wisconsin facility.  As needed, the Company produces ceramic media for the industrial markets at our McIntyre, Georgia facility.  Our Millen, Georgia facility is currently mothballed, and we do not expect to resume production or complete the second line of the facility.  We are currently using our McIntyre and Toomsboro, Georgia facility in a limited capacity for contract manufacturing.  The Company continues to focus on diversifying its revenue streams to more frac sand, technology and industrial ceramics, and contract manufacturing.  As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date of this Form 10-Q.  The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for the remainder of 2018 and 2019, which is impacted by various assumptions regarding demand and sales prices for our products.  Although the Company has observed certain factors that could be indicative of improving industry conditions, its financial forecasts in recent periods have not always been accurate due to the inability to estimate customer demand, which is highly volatile in the current operating environment.  The Company has no committed sales backlog from its customers.  As a result, there is no guarantee that its financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be achieved.

Additionally, two large construction projects remain suspended.  The completion of the second production line at Millen, Georgia is suspended indefinitely, and we are exploring ways to monetize these assets.  Completion of the second phase of the retrofit of our Eufaula, Alabama plant with our new KRYPTOSPHERE® technology is also suspended until such time that market conditions improves enough to warrant completion.  During 2017, we recorded an impairment on the Millen, Georgia facility.  As of March 31, 2018, the value of the projects relating to these two assets totaled approximately 85% of the Company’s total construction in progress and we estimate that both projects are over 90% complete.

We expect to receive additional proceeds on the previous sale of our Russian proppant business of approximately $4.0 million related to net debt and net working capital purchase price adjustments.  Although we remain in active discussions with the buyer regarding the purchase price adjustments, in January 2018, we filed a Notice of Arbitration related to this purchase price adjustment against the buyer.  Presently, we are in the early phases of the Arbitration process and in the event the parties are unable to work out an amicable resolution, we anticipate the Arbitration hearing to occur in late 2018 or early 2019.

Deferred Taxes – Valuation Allowance

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of March 31, 2018 was $59,782.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As of March 31, 2018, there have been no changes to the provisional amounts recorded as of December 31, 2017 associated with tax reform under the Tax Cuts and Jobs Act.

Restricted Cash

A portion of the Company’s cash balance is restricted to its use in order to provide collateral, primarily relating to letters of credit and corporate credit cards.  As of March 31, 2018 and December 31, 2017, restricted cash was $9,385 and $10,216, respectively.

Lower of Cost or Market Adjustments

As of March 31, 2018, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended March 31, 2018 and 2017, the Company expensed $9,723 and $11,212, respectively, in production costs.

Long-lived and other noncurrent assets impairment

The Company has temporarily idled production at various manufacturing facilities.  The Company does not assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  As of March 31, 2018, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of long-lived and other noncurrent assets might be impaired.  However, the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on the Company’s long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended
	March 31,
	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(22,272)	$(32,444)
Effect of reallocating undistributed earnings of participating securities	—	—
Net loss available under the two-class method	$(22,272)	$(32,444)
Denominator:
Denominator for basic loss per share--weighted-average shares	26,788,591	26,607,377
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	26,788,591	26,607,377
Basic loss per share	$(0.83)	$(1.22)
Diluted loss per share	$(0.83)	$(1.22)

3.	Natural Gas Derivative Instruments

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings.  The Company uses the income approach in determining the fair value of these derivative instruments.  The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period.  The estimated cash flows from these contracts are discounted using a discount rate of 8.0%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts.  The discount rate had an immaterial impact on the fair value of the contracts for the three months ended March 31, 2018.  The last of these natural gas contracts will expire in December 2018.  During the three months ended March 31, 2018 and 2017, the Company recognized a $218 gain and $891 loss, respectively, in cost of sales on derivative instruments.  The cumulative present value of these natural gas derivative contracts as of March 31, 2018 are presented as current liabilities in the Consolidated Balance Sheet.

At March 31, 2018, the Company had contracted for delivery a total of 1,440,000 MMBtu of natural gas at an average price of $4.31 per MMBtu through December 31, 2018.  Contracts covering 1,350,000 MMBtu are subject to accounting as derivative instruments.  Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains.  Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives.  The historical average NYMEX natural gas contract settlement prices for the three months ended March 31, 2018 and 2017 were $3.00 per MMBtu and $3.32 per MMBtu, respectively.

4.	Fair Value Measurements

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

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 3 herein for additional information on the derivative instruments).  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments	—	(1,933)	—	(1,933)
Total fair value	$—	$(1,933)	$—	$(1,933)

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments	—	(2,537)	—	(2,537)
Total fair value	$—	$(2,537)	$—	$(2,537)

At March 31, 2018, the fair value of the Company’s long-term debt approximated the carrying value.

5.	Stock Based Compensation

The Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “Amended and Restated 2014 Omnibus Incentive Plan”)  provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share

units or share-denominated performance units) to employees and non-employee directors.   As of March 31, 2018, 425,840 shares were available for issuance under the Amended and Restated 2014 Omnibus Incentive Plan.

A summary of restricted stock activity and related information for the three months ended March 31, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2018	441,119	$14.87
Granted	334,638	$12.16
Vested	(200,394)	$18.20
Forfeited	(1,152)	$12.06
Nonvested at March 31, 2018	574,211	$12.13

As of March 31, 2018, there was $6,335 of total unrecognized compensation cost related to restricted shares granted under the Amended and Restated 2014 Omnibus Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of shares vested during the three months ended March 31, 2018 was $1,567.

The Company made market-based cash awards to certain executives of the Company pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  As of March 31, 2018, the total target award outstanding was $3,210.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.  During the three months ended March 31, 2018, a total of $526 was paid relating to the 2015 grant, which was approximately 76% of the total target award.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of March 31, 2018, there were 214,616 units of phantom stock granted under the Amended and Restated 2014 Omnibus Incentive Plan, of which 54,020 have vested and 12,950 have been forfeited.  As of March 31, 2018, nonvested units of phantom stock under the Amended and Restated 2014 Omnibus Incentive Plan had a total value of $1,070, a portion of which is accrued as a liability within Accrued Payroll and Benefits.  Compensation expense for these units of phantom stock will be recognized over the three-year vesting period.  The amount of compensation expense recognized each period will be based on the fair value of the Company’s common stock at the end of each period.

6.	Long-Term Debt and Notes Payable

On March 2, 2017, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”) with Wilks Brothers, LLC (“Wilks”) to replace its current term loan with Wells Fargo Bank, National Association (“Wells Fargo”) and provide the Company with additional liquidity for a longer term.  The New Credit Agreement is a $65,000 facility maturing on December 31, 2022.  The Company’s obligations bear interest at 9.00% and are guaranteed by its two domestic operating subsidiaries.  No principal repayments are required until maturity (except in unusual circumstances), and there are no financial covenants.  In lieu of making cash interest payments, the Company has the option during the first two years of the loan to make interest payments as payment-in-kind, or PIK, by applying an 11.00% rate to the interest payment due (instead of the 9.00% cash interest rate) and capitalizing the resulting amount to the outstanding principal balance of the loan.  The Company is required to provide Wilks 30 day notice of its intent to exercise this option for an interest payment.  The Company does not anticipate utilizing this option and has therefore accrued interest expense using the 9.00% cash interest rate.

As of March 31, 2018, the Company’s outstanding debt under its New Credit Agreement was $65,000.  As of March 31, 2018, the Company had $811 of unamortized debt issuance costs relating to the New Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  The Company had $7,775 and $9,230 in standby letters of credit issued through Wells Fargo as of March 31, 2018 and December 31, 2017, respectively, primarily as collateral relating to our natural gas commitments and railcar leases.

On March 2, 2017, in connection with entry into the New Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitles the holder thereof to purchase up to 523,022 shares of the Common

Stock, at an exercise price of $14.91 per share, payable in cash.  The Warrant expires on December 31, 2022.  Based on a Form 4 filing with the SEC on December 29, 2017, Wilks owned approximately 11.3% of the Company’s outstanding common stock, and should Wilks fully exercise the Warrant to purchase an additional 523,022 shares, it would hold approximately 12.9% of the Company’s outstanding common stock.  As of March 31, 2018, the unamortized original issue discount was $3,321.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matures on April 1, 2019 and bears interest at 7.00%.  On March 2, 2017, in connection with the New Credit Agreement, the Notes were amended to provide for payment-in-kind, or PIK, interest payments at 8.00% until the lenders under the New Credit Agreement receive two consecutive semi-annual cash interest payments.  During 2017, the Company made $2,040 interest payments as PIK, and capitalized the resulting amount to the outstanding principal balance.  As of April 26, 2018, the outstanding principal balance of the Notes was $27,040.

Interest expense for the three months ended March 31, 2018 and 2017 was $2,035 and $2,233, respectively.  Interest expense primarily relates to interest on our debts as well as amortization of debt issuance costs and amortization of the original issue discount associated with the New Credit Agreement and Warrant.

7.	New Accounting Pronouncements

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date,” which revises the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) to interim and annual periods beginning after December 15, 2017, with early adoption permitted no earlier than interim and annual periods beginning after December 15, 2016.  In May 2014, the FASB issued ASU 2014-09, which amends current revenue guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Company’s analysis of sales contracts under ASC 606 supports the recognition of revenue at a point in time, typically when title passes to the customer upon delivery, for the majority of contracts, which is consistent with the previous revenue recognition model.  The Company utilized the modified retrospective approach, which required a cumulative adjustment to retained earnings and no adjustments to prior periods.  The Company adopted this guidance as of January 1, 2018.  There was no material impact on the Company’s consolidated financial statements or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance.  This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In March 2018, the FASB voted to offer a simplified transition method which will allow entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented.  The new lease guidance will be effective for the interim and annual periods beginning after December 15, 2018 with early adoption permitted.  Upon initial evaluation, the Company expects an impact to our consolidated balance sheets and related disclosures, as our operating leases may require adjustments to record a right to use asset and related lease liability.  The Company is in the process of evaluating the potential impact to the consolidated statement of operations or consolidated statement of cash flows.

8.	Segment Information

The Company has two operating segments: 1) oilfield technologies and services and 2) environmental products and services.  Discrete financial information is available for each operating segment.  Management of each operating segment reports to our Chief Executive Officer, the Company’s chief operating decision maker, who regularly evaluates income before income taxes as the measure to evaluate segment performance and to allocate resources.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2017.

The Company’s oilfield technologies and services segment manufactures and sells technology ceramic, base ceramic, and frac sand proppants for use primarily in the hydraulic fracturing of natural gas and oil wells.  All of the Company’s ceramic proppant products have similar production processes and economic characteristics and are marketed predominantly to pressure pumping companies that perform hydraulic fracturing for major oil and gas companies.  The Company’s manufacturing facilities also produce ceramic media for use in various industrial technology applications, including but not limited to casting and milling.  This segment also promotes increased production and Estimated Ultimate Recovery (“EUR”) of oil and natural gas by providing industry-leading technology to Design, Build, and Optimize the FracTM.  Through our wholly-owned subsidiary StrataGen, Inc., we sell one of the most widely used fracture stimulation software under the brand FracPro® and provide fracture design and consulting services to oil and natural gas E&P companies under the brand StrataGen.

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

Summarized financial information for the Company’s operating segments for the three months ended March 31, 2018 and 2017 is shown in the following tables.  Intersegment sales are not material.

	Oilfield Technologies and Services	Environmental Products and Services	Total
	($ in thousands)
Three Months Ended March 31, 2018
Revenue from external customers	$42,467	$6,900	$49,367
(Loss) income before income taxes	(22,767)	495	(22,272)
Depreciation and amortization	8,905	289	9,194
Three Months Ended March 31, 2017
Revenue from external customers	$29,620	$5,050	$34,670
Loss before income taxes	(31,763)	(393)	(32,156)
Depreciation and amortization	12,094	336	12,430

9.	Legal Proceedings

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

Our industrial technology products are produced at the same manufacturing facilities that produce ceramic proppant.  We produce and sell ceramic media for use in various industrial technology applications, including but not limited to casting and milling.

We also have continued plant trials at our manufacturing facilities to produce products other than base ceramic proppant.  Those contract manufacturing plant trials have proven successful and have led to increased revenue generation.  We continue to develop additional opportunities within the industrial, agricultural and oil and gas industries to reduce our slowing and idling costs.

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

During the third quarter of 2017, we closed on the sale of our Russian proppant business.  We expect to receive additional proceeds of approximately $4.0 million related to net debt and net working capital purchase price adjustments.  Although we remain in active discussions with the buyer regarding the purchase price adjustments, in January 2018, we filed a Notice of Arbitration related to this purchase price adjustment against the buyer.  Presently, we are in the early phases of the Arbitration process and in the event the parties are unable to work out an amicable resolution, we anticipate the Arbitration hearing to occur in late 2018 or early 2019.

Industry Conditions

During the three months ended March 31, 2018, the average price of West Texas Intermediate (“WTI”) crude oil increased 21% to $62.88 per barrel compared to $51.77 per barrel during the same period in 2017.  The average North American rig count increased 19% during the three months ended March 31, 2018 to 1,238 rigs compared to 1,038 rigs during the same period in 2017.  Although commodity prices have shown increases in the last year, they remain at significantly lower levels than prior to the severe industry downturn that began in late 2014, which has not encouraged a broad move away from low-cost completions.  E&P operators that are existing or target customers of ours continued to use more frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended March 31, 2018.  We expect this trend to continue as our customers are under increasing pressure to consider lower up-front cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our ceramic products.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017).  We believe that some of our accounting policies involve a higher degree of judgment and complexity than others.  As of December 31, 2017, our critical accounting policies included revenue recognition, estimating the recoverability of accounts receivable, inventory valuation, accounting for income taxes, accounting for long-lived assets, accounting for derivative instruments, and accounting for abnormally low production levels.  These critical accounting policies are discussed more fully in our annual report on Form 10-K for the year ended December 31, 2017.

There have been no changes in our evaluation of our critical accounting policies since December 31, 2017.

Results of Operations

Three Months Ended March 31, 2018

Revenues.  Oilfield technologies and services segment revenues of $42.5 million for the three months ended March 31, 2018 increased 43% compared to $29.6 million for the same period in 2017.  The increase was mainly attributable to an increase in frac sand sales and an increase in ceramic media sales to industrial markets.  We also saw revenue increases from our consulting and software businesses.  Our worldwide product sales volumes and average selling price per pound in the three months ended March 31, 2018 compared to the same period in 2017 were as follows:

	Three months ended
Product Sales	March 31,
(Volumes in million lbs)	2018		2017
	Volumes	Average Price / lb	Volumes	Average Price / lb
Ceramic (excluding Russia)	74	$0.29	64	$0.29
Ceramic (Russia) *	—	$—	19	$0.15
Northern White Sand	637	$0.03	370	$0.02
Total	711	$0.06	453	$0.06

* Russia plant sold in September 2017

North American (defined as Canada and U.S.) ceramic product sales volume increased 12% in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to higher sales of base ceramic products.  International (excluding Canada) ceramic product sales volumes decreased 57%, primarily due to the sale of our Russian proppant business in 2017.  Excluding Russia, international ceramic product sales volumes increased 46%.

Environmental products and services segment revenues of $6.9 million for the three months ended March 31, 2018 increased 37% compared to $5.1 million in the same period in 2017.  The increase was mainly attributable to an increase in oil and natural gas industry activity.

Gross Loss.  Oilfield technologies and services segment gross loss for the three months ended March 31, 2018 was $11.3 million, or 27% of revenues, compared to gross loss of $19.9 million, or 67% of revenues, for the same period in 2017.  Gross loss improved primarily due to the strengthening commodity price environment and the resulting positive impact on industry activity levels.  Gross loss also improved due to lower slowing and idling production costs and lower derivative costs.

Environmental products and services segment gross profit for the three months ended March 31, 2018 was $1.2 million compared to gross profit of $0.4 million for the same period in 2016.  This increase in gross profit was primarily the result of the strengthening commodity price environment and the resulting positive impact on industry activity levels.

Consolidated cost of sales for the three months ended March 31, 2018 and 2017 included the following:

	Three months ended
	March 31,
(In thousands)	2018	2017
Primary cost of sales	$49,537	$42,025
Slowing and idling production	9,723	11,212
(Gain) loss on derivative instruments	(218)	891
Other charges	340	—
Total Cost of Sales	$59,382	$54,128

Selling, General and Administrative (SG&A) and Other Operating Expenses.  Oilfield technologies and services segment SG&A totaled $9.5 million for the three months ended March 31, 2018 compared to $10.0 million for the same period in 2017, primarily due to decreased administrative expenses.

Environmental products and services segment SG&A was flat at $0.8 million for the three months ended March 31, 2018 and 2017.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of March 31, 2018 was $59.8 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.    As a result, income tax expense was $0 for the three months ended March 31, 2018 compared to income tax expense of $0.3 million, or 0.9% of pretax loss, for the same period in 2017.

Outlook

We anticipate full year 2018 revenue of approximately $250 million.  Based on the visibility we have today, we believe the second quarter of 2018 will result in increased revenue and operating cash, both sequentially and year-on-year.  All areas of our businesses are expected to improve in the second quarter of 2018.

There are a number of oilfield ceramic technology projects scheduled for the second and third quarters of 2018, including KRYPTOSPHERE HD jobs.

The first quarter witnessed some modest pricing gains in base ceramic both sequentially and year-on-year.  Although base ceramic sales volumes remain at historical lows, 2018 sales volumes are tracking ahead of 2017.

With our North East sand project ramping up, we have expanded our frac sand capacity to approximately 1.4 million tons annually.  We continue to pursue additional opportunities that would increase our frac sand capacity through ‘asset-lite’ business models.

Sales of our industrial ceramic media and in our contract manufacturing sector should see a strong increase for the second and third quarters of 2018.  During the first quarter of 2018, we enhanced our sales and business development resources to continue to execute on our industrial growth plans.

We anticipate continued growth in our environmental business, ASSETGUARD, as product sales continue to grow and we focus on growing sales in industries outside of the oilfield.

As the Company executes on the strategy to transform its revenue streams, maintaining strong cash levels is important and are targeting maintaining a strong cash balance for the year.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents and restricted cash of $70.1 million compared to cash and cash equivalents and restricted cash of $78.4 million at December 31, 2017.  Uses of cash included $7.1 million used in operating activities, $0.4 million for capital expenditures, $0.4 million for purchases of our common stock, and $0.4 million in repayments on an insurance financing agreement.

We estimate that capital expenditures for the remainder of 2018 will be less than $3.0 million.  Due to market conditions, the completion of the second phase of a plant retrofit with KRYPTOSPHERE® technology has been suspended until such time that market conditions warrant completion.  Currently, we do not expect to complete the second line of our Millen, Georgia facility.

We anticipate that cash on hand will be sufficient to meet planned operating expenses and other cash needs for at least one year from the date of this Form 10-Q.  Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018 and 2019, which is impacted by various assumptions regarding demand and sales prices for our products.  Generally, we expect demand for our products and the sales prices to increase.  Although we have observed certain factors that could be indicative of improving industry conditions, our financial forecasts are based on estimates of customer demand, which is highly volatile in the current operating environment, and we have no committed sales backlog with our customers.  As a result, there is inherent uncertainty in our forecasts.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2018.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “anticipate”, “should”, “could”, “potential”, “opportunity”, or other similar terminology.  All forward-looking statements are based on management's current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements.  Among these factors are:

•	changes in the cost of raw materials and natural gas used in manufacturing our products;
•	risks related to our ability to access needed cash and capital;
•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•	our ability to manage distribution costs effectively;
•	our ability to successfully implement strategic changes in our business;
•	changes in demand and prices charged for our products;
•	changes in the demand for, or price of, oil and natural gas;
•	changes in overall economic conditions;
•	technological, manufacturing and product development risks;
•	our dependence on and loss of key customers and end users;
•	potential declines or increased volatility in oil and natural gas prices that adversely affect our customers, the energy industry or our production costs;
•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that could reduce demand for our products and services;
•	seasonal sales fluctuations;
•	an increase in competition in the proppant market, including imports from foreign countries;
•	logistical and distribution challenges relating to certain resource plays that do not have the type of infrastructure systems that are needed to efficiently support oilfield services activities;
•	the development of alternative stimulation techniques that would not benefit from the use of our existing products and services, such as extraction of oil or gas without fracturing;
•	changes in foreign and domestic governmental regulations, including environmental restrictions on operations and regulation of hydraulic fracturing;
•	increased regulation of emissions from our manufacturing facilities;
•	the development and utilization of alternative proppants for use in hydraulic fracturing;
•	general global economic and business conditions;
•	weather-related risks;
•	changes in foreign and domestic political and legislative risks;
•	risks of war and international and domestic terrorism;
•	risks associated with foreign operations and foreign currency exchange rates and controls;
•	the potential expropriation of assets by foreign governments; and
•	other risks and uncertainties.

Additional factors that could affect our future results or events are described from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”).  Please see the discussion set forth under the caption “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017, under the caption “Risk Factors” in this report, and similar disclosures in subsequently filed reports with the SEC.  We assume no obligation to update forward-looking statements, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility.  In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices.  At March 31, 2018, we had contracted for a total of 1,440,000 MMBtu of natural gas at an average price of $4.31 per MMBtu through December 31, 2018.

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

As of March 31, 2018, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
01/01/18 to 01/31/18	—		—	—	2,000,000
02/01/18 to 02/28/18	53,807		$7.82	—	2,000,000
03/01/18 to 03/31/18	—		—	—	2,000,000
Total	53,807	(2)		—

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: April 26, 2018