Form 10-Q
period 2018-06-30
CARBO CERAMICS INC
filed 2018-07-26
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 20, 2018, 27,740,451 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$45,681	$68,169
Restricted cash	5,408	6,935
Trade accounts and other receivables, net	45,051	37,705
Inventories:
Finished goods	55,519	59,519
Raw materials and supplies	21,962	19,480
Total inventories	77,481	78,999
Prepaid expenses and other current assets	5,877	3,989
Total current assets	179,498	195,797
Restricted cash	3,857	3,281
Income tax receivable	2,292	2,389
Property, plant and equipment:
Land and land improvements	41,590	41,590
Land-use and mineral rights	19,696	19,696
Buildings	72,443	72,427
Machinery and equipment	454,826	455,863
Construction in progress	36,312	36,138
Total property, plant and equipment	624,867	625,714
Less accumulated depreciation and amortization	317,185	301,528
Net property, plant and equipment	307,682	324,186
Goodwill	3,500	3,500
Intangible and other assets, net	7,128	11,445
Total assets	$503,957	$540,598
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,075	$19,417
Accrued payroll and benefits	5,383	6,056
Accrued freight	1,422	2,292
Accrued utilities	1,501	1,552
Derivative instruments	1,189	2,537
Notes payable, related parties	27,040	—
Other current liabilities	9,058	10,577
Total current liabilities	63,668	42,431
Deferred income taxes	234	230
Long-term debt, net	61,039	60,698
Notes payable, related parties	—	27,040
Other long-term liabilities	5,863	4,434
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 27,743,512 and 27,133,614 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	278	271
Additional paid-in capital	130,600	125,715
Retained earnings	242,275	279,779
Total shareholders' equity	373,153	405,765
Total liabilities and shareholders' equity	$503,957	$540,598

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$57,989	$43,572	$107,356	$78,242
Cost of sales (exclusive of depreciation and amortization shown below)	50,818	46,138	101,788	89,025
Depreciation and amortization	8,323	10,867	16,735	22,108
Gross loss	(1,152)	(13,433)	(11,167)	(32,891)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	10,685	9,623	20,292	19,779
Depreciation and amortization	620	642	1,234	1,283
Loss on sale of Russian proppant business	350	—	350	—
Gain on disposal or impairment of assets	(55)	—	(59)	—
Operating loss	(12,752)	(23,698)	(32,984)	(53,953)
Other expense:
Interest expense, net	(2,084)	(1,627)	(4,101)	(3,715)
Other, net	31	4	8	191
	(2,053)	(1,623)	(4,093)	(3,524)
Loss before income taxes	(14,805)	(25,321)	(37,077)	(57,477)
Income tax expense (benefit)	7	(499)	7	(211)
Net loss	$(14,812)	$(24,822)	$(37,084)	$(57,266)
Loss per share:
Basic	$(0.55)	$(0.93)	$(1.38)	$(2.15)
Diluted	$(0.55)	$(0.93)	$(1.38)	$(2.15)
Other information:
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

($ in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(14,812)	$(24,822)	$(37,084)	$(57,266)
Other comprehensive income:
Foreign currency translation adjustment	—	(1,027)	—	677
Comprehensive loss	$(14,812)	$(25,849)	$(37,084)	$(56,589)

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Operating activities
Net loss	$(37,084)	$(57,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,969	23,391
Amortization of debt issuance costs and original issue discount	340	710
Provision for doubtful accounts	81	413
Deferred income taxes	4	618
Gain on disposal or impairment of assets	(59)	—
Loss on sale of Russian proppant business	350	—
Foreign currency transaction loss, net	—	2
Stock compensation expense	2,254	2,750
PIK accrual on notes payable, related parties	—	997
Change in fair value of derivative instruments	(1,348)	159
Changes in operating assets and liabilities:
Trade accounts and other receivables	(3,777)	(14,128)
Inventories	836	4,689
Prepaid expenses and other current assets	(407)	(553)
Accounts payable	(1,341)	1,214
Accrued expenses	(4,303)	1,853
Income tax receivable, net	97	(1,171)
Other, net	2,126	1,405
Net cash used in operating activities	(24,262)	(34,917)
Investing activities
Capital expenditures	(1,105)	(1,176)
Net cash used in investing activities	(1,105)	(1,176)
Financing activities
Repayments on long-term debt	—	(3,250)
Repayments on insurance financing agreement	(500)	(551)
Payments of debt issuance costs	—	(875)
Proceeds from sale of common stock under ATM program	2,849	—
Purchase of common stock	(421)	(533)
Net cash provided by (used in) financing activities	1,928	(5,209)
Effect of exchange rate changes on cash	—	249
Net decrease in cash and cash equivalents and restricted cash	(23,439)	(41,053)
Cash and cash equivalents and restricted cash at beginning of period	78,385	91,680
Cash and cash equivalents and restricted cash at end of period	$54,946	$50,627
Supplemental cash flow information
Interest paid	$3,850	$761
Income taxes paid	$—	$—

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

As of June 30, 2018, the Company was producing ceramic proppants and technology ceramic products from its Eufaula, Alabama manufacturing facility, and processing sand at its Marshfield, Wisconsin facility.  As needed, the Company produces ceramic proppant, ceramic media for the industrial markets, and contract manufacturing at our Toomsboro, Georgia and McIntyre, Georgia facilities.  Our Millen, Georgia facility is currently mothballed, and we do not expect to resume production or complete the second line of the facility, and we are exploring ways to monetize these assets.  The carrying value of the second line of the Millen facility is $6,753 as of June 30, 2018 and is included within construction in progress on the consolidated balance sheet.  The Company continues to focus on diversifying its revenue streams to more oilfield technology products, industrial ceramic products, contract manufacturing, and frac sand.  As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date of this Form 10-Q.  The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for the remainder of 2018 and 2019, which is impacted by various assumptions regarding demand and sales prices for our products.  Although the Company has observed certain factors that could be indicative of improving industry conditions, its financial forecasts in recent periods have not always been accurate due to the inability to estimate customer demand, which is highly volatile in the current operating environment.  The Company has no committed sales backlog from its customers.  As a result, there is no guarantee that its financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be achieved.

Completion of the second phase of the retrofit of our Eufaula, Alabama plant with our new KRYPTOSPHERE® technology is suspended until such time that market conditions improve enough to warrant completion.  As of June 30, 2018, the value of the second phase of the retrofit of our Eufaula, Alabama plant totaled approximately 66% of the Company’s total construction in progress and we estimate that the project is over 95% complete.

Late in the second quarter, we settled our dispute with the buyer of our Russian proppant business regarding the additional $4,000 owed to us.  Terms of the settlement required the buyer to pay $3,650, and as a result we recorded a loss of $350.  In July 2018, we received the settlement proceeds of approximately $3,650.  As of June 30, 2018, the amount owed to us was reclassified from other noncurrent assets to trade accounts and other receivables, net.  This transaction represented a noncash change during the six months ended June 30, 2018.

Deferred Taxes – Valuation Allowance

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred tax assets as of June 30, 2018 was $63,188.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As of June 30, 2018, there have been no changes to the provisional amounts recorded as of December 31, 2017 associated with tax reform under the Tax Cuts and Jobs Act.

Restricted Cash

A portion of the Company’s cash balance is restricted to its use in order to provide collateral, primarily relating to letters of credit and corporate credit cards.  As of June 30, 2018 and December 31, 2017, total restricted cash was $9,265 and $10,216, respectively.

Lower of Cost and Net Realizable Value Adjustments

As of June 30, 2018, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended June 30, 2018 and 2017, the Company expensed $6,834 and $10,797, respectively, in production costs.  For the six months ended June 30, 2018 and 2017, the Company expensed $16,557 and $22,009, respectively, in production costs.

Long-lived and other noncurrent assets impairment

The Company has temporarily idled production at various manufacturing facilities.  The Company does not assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  As of June 30, 2018, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of long-lived and other noncurrent assets might be impaired.  However, the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on the Company’s long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

Reclassification of prior period amounts

Certain prior period financial information has been reclassified to conform to current period presentation.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for basic and diluted loss per share:
Net loss	$(14,812)	$(24,822)	$(37,084)	$(57,266)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(14,812)	$(24,822)	$(37,084)	$(57,266)
Denominator:
Denominator for basic loss per share--weighted-average shares	26,930,914	26,665,092	26,860,146	26,636,394
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	26,930,914	26,665,092	26,860,146	26,636,394
Basic loss per share	$(0.55)	$(0.93)	$(1.38)	$(2.15)
Diluted loss per share	$(0.55)	$(0.93)	$(1.38)	$(2.15)

3.	Natural Gas Derivative Instruments

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

Derivative accounting requires the natural gas contracts to be recognized as either assets or liabilities at fair value with an offsetting entry in earnings.  The Company uses the income approach in determining the fair value of these derivative instruments.  The model used considers the difference, as of each balance sheet date, between the contracted prices and the New York Mercantile Exchange (“NYMEX”) forward strip price for each contracted period.  The estimated cash flows from these contracts are discounted using a discount rate of 8.0%, which reflects the nature of the contracts as well as the timing and risk of estimated cash flows associated with the contracts.  The discount rate had an immaterial impact on the fair value of the contracts for the six months ended June 30, 2018.  The last of these natural gas contracts will expire in December 2018.  During the three months ended June 30, 2018 and 2017, the Company recognized a $412 gain and $309 loss, respectively, in cost of sales on derivative instruments.  During the six months ended June 30, 2018 and 2017, the Company recognized a $630 gain and $1,200 loss, respectively, in cost of sales on derivative instruments.  The cumulative present value of these natural gas derivative contracts as of June 30, 2018 are presented as current liabilities in the Consolidated Balance Sheet.

At June 30, 2018, the Company had contracted for delivery a total of 960,000 MMBtu of natural gas at an average price of $4.31 per MMBtu through December 31, 2018.  Contracts covering 900,000 MMBtu are subject to accounting as derivative instruments.  Future decreases in the NYMEX forward strip prices will result in additional derivative losses while future increases in the NYMEX forward strip prices will result in derivative gains.  Future gains or losses will approximate the change in NYMEX natural gas prices relative to the total quantity of natural gas under contracts now subject to accounting as derivatives.  The historical average NYMEX natural gas contract settlement prices for the three months ended June 30, 2018 and 2017 were $2.80 per MMBtu and $3.18 per MMBtu, respectively.

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

The Company’s natural gas derivative instruments are included within Level 2 of the fair value hierarchy (see Note 3 herein for additional information on the derivative instruments).  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value:

	Fair value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments	—	(1,189)	—	(1,189)
Total fair value	$—	$(1,189)	$—	$(1,189)

	Fair value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative instruments	—	(2,537)	—	(2,537)
Total fair value	$—	$(2,537)	$—	$(2,537)

At June 30, 2018, the fair value of the Company’s long-term debt approximated the carrying value.

5.	Stock Based Compensation

The Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (the “Amended and Restated 2014 Omnibus Incentive Plan”)  provides for granting of cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.   As of June 30, 2018, 449,232 shares were available for issuance under the Amended and Restated 2014 Omnibus Incentive Plan.

A summary of restricted stock activity and related information for the six months ended June 30, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2018	441,119	$14.87
Granted	334,638	$12.16
Vested	(200,394)	$18.20
Forfeited	(1,152)	$12.06
Nonvested at June 30, 2018	574,211	$12.13

As of June 30, 2018, there was $5,515 of total unrecognized compensation cost related to restricted shares granted under the Amended and Restated 2014 Omnibus Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the six months ended June 30, 2018 was $1,567.

The Company made market-based cash awards to certain executives of the Company pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  As of June 30, 2018, the total target award outstanding was $3,210.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.  During the six months ended June 30, 2018, a total of $526 was paid relating to the 2015 grant, which was approximately 76% of the total target award.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the Amended and Restated 2014 Omnibus Incentive Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of June 30, 2018, there were 214,616 units of phantom stock granted under the Amended and Restated 2014 Omnibus Incentive Plan, of which 54,020 have vested and 12,950 have been forfeited.  As of June 30, 2018, nonvested units of phantom stock under the Amended and Restated 2014 Omnibus Incentive Plan had a total value of $1,354, a portion of which is accrued as a liability within Accrued Payroll and Benefits.  Compensation expense for these units of phantom stock will be recognized over the three-year vesting period.  The amount of compensation expense recognized each period will be based on the fair value of the Company’s common stock at the end of each period.

6.	Long-Term Debt and Notes Payable

On March 2, 2017, the Company entered into an Amended and Restated Credit Agreement (the “New Credit Agreement”), as last amended on June 7, 2018, with Wilks Brothers, LLC (“Wilks”) to replace its current term loan with Wells Fargo Bank, National Association (“Wells Fargo”) and provide the Company with additional liquidity for a longer term.  The New Credit Agreement is a $65,000 facility maturing on December 31, 2022.  The Company’s obligations bear interest at 9.00% and are guaranteed by its two domestic operating subsidiaries.  No principal repayments are required until maturity (except in unusual circumstances), and there are no financial covenants.  In lieu of making cash interest payments, the Company has the option during the first two years of the loan to make interest payments as payment-in-kind, or PIK, by applying an 11.00% rate to the interest payment due (instead of the 9.00% cash interest rate) and capitalizing the resulting amount to the outstanding principal balance of the loan.  The Company is required to provide Wilks 30 day notice of its intent to exercise this option for an interest payment.  The Company does not anticipate utilizing this option and has therefore accrued interest expense using the 9.00% cash interest rate.

As of June 30, 2018, the Company’s outstanding debt under its New Credit Agreement was $65,000.  As of June 30, 2018, the Company had $768 of unamortized debt issuance costs relating to the New Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  The Company had $7,775 and $9,230 in standby letters of credit issued through Wells Fargo as of June 30, 2018 and December 31, 2017, respectively, primarily as collateral relating to our natural gas commitments and railcar leases.

On March 2, 2017, in connection with entry into the New Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitles the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $14.91 per share, payable in cash. The Warrant expires on December 31, 2022.  Based on a Form 4 filing with the SEC on December 29, 2017, as of June 30, 2018, Wilks owned approximately 11.2% of the Company’s outstanding common stock, and should Wilks fully exercise the Warrant to purchase an additional 523,022 shares, it would hold approximately 13.1% of the Company’s outstanding common stock.  Upon issuance of the Warrant, the Company recorded an increase to additional paid-in capital of $3,871.  As of June 30, 2018, the unamortized original issue discount was $3,193.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matures on April 1, 2019 and bears interest at 7.00%.  On March 2, 2017, in connection with the New Credit Agreement, the Notes were amended to provide for payment-in-kind, or PIK, interest payments at 8.00% until the lenders under the New Credit Agreement receive two consecutive semi-annual cash interest payments.  During 2017, the Company made $2,040 interest payments as PIK, and capitalized the resulting amount to the outstanding principal balance.  As of July 26, 2018, the outstanding principal balance of the Notes was $27,040.

Interest expense for the six months ended June 30, 2018 and 2017 was $4,137 and $3,965, respectively.  Interest expense primarily relates to interest on our debts as well as amortization of debt issuance costs and amortization of the original issue discount associated with the New Credit Agreement and Warrant.

7.	Equity Offering

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock having an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  During the quarter-ended June 30, 2018, the Company sold a total of 300,227 shares of its common stock under the ATM program for $2,914, or an average of $9.71 per share, and received proceeds of $2,849, net of commissions of $65.  As of June 30, 2018, the Company sold a total of 3,705,936 shares of its common stock under the ATM program for $49,527, or an average of $13.36 per share, and received proceeds of $48,412, net of commissions of $1,114.

8.	Disaggregated Revenue

The following table disaggregates our revenue by product line for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Technology products and services	$12,786	$8,526	$22,656	$17,730
Industrial products and services	3,269	2,552	6,562	4,418
Base ceramic and sand proppants	33,733	26,124	63,038	44,675
Oilfield and Industrial technologies and services segment	49,788	37,202	92,256	66,823
Environmental technologies and services segment	8,201	6,370	15,100	11,419
	$57,989	$43,572	$107,356	$78,242

9.	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance.  This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In March 2018, the FASB voted to offer a simplified transition method which will allow entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented.  The new lease guidance will be effective for the interim and annual periods beginning after December 15, 2018 with early adoption permitted.  Upon initial evaluation, the Company expects an impact to our consolidated balance sheets and related disclosures, as our operating leases will require adjustments to record a right to use asset and related lease liability.  The balance of the right of use asset and lease liability has not yet been quantified.  The Company is in the process of evaluating the potential impact to the consolidated statement of operations and consolidated statement of cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The ASU will be effective for the interim and annual periods beginning after December 15, 2018, with early adopting permitted.  The Company does not expect a material impact to our consolidated financial statements or related disclosures.

10.	Segment Information

The Company has two operating segments: 1) oilfield and industrial technologies and services and 2) environmental technologies and services.  Discrete financial information is available for each operating segment.  Management of each operating segment reports to our Chief Executive Officer, the Company’s chief operating decision maker, who regularly evaluates income before income taxes as the measure to evaluate segment performance and to allocate resources.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies in Note 1 of the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2017.

The Company’s oilfield and industrial technologies and services segment manufactures and sells technology ceramic, base ceramic, and frac sand proppants for use primarily in the hydraulic fracturing of natural gas and oil wells.  All of the Company’s ceramic proppant products have similar production processes and economic characteristics and are marketed predominantly to pressure pumping companies that perform hydraulic fracturing for major oil and gas companies.  The Company’s manufacturing facilities also produce ceramic media for use in various industrial technology applications, including but not limited to casting and milling.  This segment also promotes increased production and Estimated Ultimate Recovery (“EUR”) of oil and natural gas by providing industry-leading technology to Design, Build, and Optimize the FracTM.  Through our wholly-owned subsidiary StrataGen, Inc., we sell one of the most widely used fracture stimulation software under the brand FracPro® and provide fracture design and consulting services to oil and natural gas E&P companies under the brand StrataGen.

Our environmental technologies and services segment is intended to protect operators’ assets, minimize environmental risks, and lower lease operating expense (“LOE”).  AGPI, a wholly-owned subsidiary of ours, provides spill prevention, containment and countermeasure systems for the oil and gas industry.  AGPI uses proprietary technology designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.

Summarized financial information for the Company’s operating segments for the three and six months ended June 30, 2018 and 2017 is shown in the following tables.  Intersegment sales are not material.

	Oilfield and Industrial Technologies and Services	Environmental Technologies and Services	Total
Three Months Ended June 30, 2018
Revenue from external customers	$49,788	$8,201	$57,989
(Loss) income before income taxes	(15,545)	740	(14,805)
Depreciation and amortization	8,647	297	8,944
Three Months Ended June 30, 2017
Revenue from external customers	$37,202	$6,370	$43,572
(Loss) income before income taxes	(25,436)	115	(25,321)
Depreciation and amortization	11,178	331	11,509
Six Months Ended June 30, 2018
Revenue from external customers	$92,256	$15,100	$107,356
(Loss) income before income taxes	(38,312)	1,235	(37,077)
Depreciation and amortization	17,383	586	17,969
Six Months Ended June 30, 2017
Revenue from external customers	$66,823	$11,419	$78,242
Loss before income taxes	(57,199)	(278)	(57,477)
Depreciation and amortization	22,724	667	23,391

11.	Legal Proceedings

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

Overview

CARBO Ceramics Inc. (“we,” “us,” “our” or our “Company”) is a global technology company that provides products and services to the oil and gas, and industrial markets to enhance value for its clients.  The Company conducts its business within two operating segments: 1) oilfield and industrial technologies and services and 2) environmental technologies and services.

Our oilfield and industrial technologies and services segment includes the manufacturing and selling of technology ceramic, base ceramic, and frac sand proppant products for use primarily in the hydraulic fracturing of oil and natural gas wells, Fracpro® software for the design of fracture treatments, and StrataGen consulting services for the optimizing of well completions.  Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells.  The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation.  A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops.  The proppant filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

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

Through our wholly-owned subsidiary StrataGen, Inc., we also promote increased production and EUR of oil and natural gas by selling a widely used fracture stimulation software under the brand FracPro®, and providing fracture design and consulting services to oil and natural gas E&P companies under the brand StrataGen.

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

Our industrial technology ceramic products are produced at the same manufacturing facilities that produce oilfield ceramic proppant.  We produce and sell ceramic media for use in various industrial technology applications, including but not limited to casting and milling.

We also have continued plant trials at our manufacturing facilities to produce products other than oilfield ceramic proppant.  Those contract manufacturing plant trials have proven successful and have led to increased revenue generation.  We continue to develop additional opportunities within the industrial, agricultural and oil and gas industries to reduce our slowing and idling costs.

Our environmental technologies and services segment is intended to protect operators’ assets, minimize environmental risks, and lower lease operating expense (“LOE”).  Asset Guard Products Inc. (“AGPI”), the only subsidiary of ours to operate in this segment, provides spill prevention, containment and countermeasure systems for the oil and gas industry.  AGPI uses proprietary technology to make products designed to enable its clients to extend the life of their storage assets, reduce the potential for hydrocarbon spills and provide containment of stored materials.  AGPI was formerly known as Falcon Technologies and Services, Inc.

Late in the second quarter, we settled our dispute with the buyer of our Russian proppant business regarding the additional $4.0 million owed to us.  Terms of the settlement required the buyer to pay us $3.65 million, and as a result we recorded a loss of $0.35 million.  In July 2018, we received the settlement proceeds of $3.65 million.

Industry Conditions

During the three months ended June 30, 2018, the average price of West Texas Intermediate (“WTI”) crude oil increased 41% to $68.03 per barrel compared to $48.24 per barrel during the same period in 2017.  The average North American rig count increased 14% during the three months ended June 30, 2018 to 1,143 rigs compared to 1,007 rigs during the same period in 2017.  Although commodity prices have increased in the last year, they remain at significantly lower levels than prior to the severe industry downturn that began in late 2014, which has not encouraged a broad move away from low-cost completions.  E&P operators that are existing or target customers of ours continued to use more frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended June 30, 2018.  We expect this trend to continue in the current commodity price environment as our customers are under increasing pressure to consider lower up-front cost alternatives, notwithstanding the superior performance results of our ceramic products.

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

Results of Operations

Three Months Ended June 30, 2018

Revenues.  Oilfield and industrial technologies and services segment revenues of $49.8 million for the three months ended June 30, 2018 increased 34% compared to $37.2 million for the same period in 2017.  The increase was mainly attributable to a 116% increase in frac sand revenue, a 50% increase in technology products and services revenue, and a 28% increase in industrial products and services revenue.

Environmental technologies and services segment revenues of $8.2 million for the three months ended June 30, 2018 increased 29% compared to $6.4 million in the same period in 2017.  The increase was mainly attributable to an increase in oil and natural gas industry activity.

Gross Loss.  Oilfield and industrial technologies and services segment gross loss for the three months ended June 30, 2018 was $2.7 million, or 5% of revenues, compared to gross loss of $14.4 million, or 39% of revenues, for the same period in 2017.  Gross loss improved primarily due to the strengthening commodity price environment and the resulting positive impact on industry activity levels.  Gross loss also improved primarily due to a shift in sales mix to more profitable technology and industrial products, increases in sand revenue, lower slowing and idling production costs and derivative gains in the quarter due to changes in the NYMEX forward strip prices.

Environmental technologies and services segment gross profit for the three months ended June 30, 2018 was $1.5 million compared to gross profit of $1.0 million for the same period in 2017.  This increase in gross profit was primarily the result of the strengthening commodity price environment and the resulting positive impact on industry activity levels.

Depreciation and amortization expense was $8.3 million for the three months ended June 30, 2018 compared to $10.9 million for the same period in 2017.  This decrease was largely due to the impairment recorded on our Millen facility during the third quarter of 2017.

Selling, General and Administrative (SG&A) and Other Operating Expenses.  Oilfield and industrial technologies and services segment SG&A totaled $10.5 million for the three months ended June 30, 2018 compared to $9.4 million for the same period in 2017, primarily due to increased sales and marketing expenses associated with the increased revenue generation.  The $0.35 million loss on sale of Russian proppant business was related to settling the receivable owed to us from the buyer of our Russian proppant business for $0.35 million less than was owed to us in order to limit additional legal expenses resulting from the disagreement.

Environmental technologies and services segment SG&A was flat at $0.8 million for the three months ended June 30, 2018 and 2017.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred tax assets as of June 30, 2018 was $63.2 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.    As a result, income tax expense was $0 for the three months ended June 30, 2018 compared to income tax benefit of $0.5 million, or 1.9% of pretax loss, for the same period in 2017.

Six Months Ended June 30, 2018

Revenues.  Oilfield and industrial technologies and services segment revenues of $92.3 million for the six months ended June 30, 2018 increased 38% compared to $66.8 million for the same period in 2017.  The increase was mainly attributable to a 133% increase in frac sand revenue, a 28% increase in technology products and services revenue, and a 49% increase in industrial products and services revenue.

Environmental technologies and services segment revenues of $15.1 million for the six months ended June 30, 2018 increased 32% compared to $11.4 million in the same period in 2017.  The increase was mainly attributable to an increase in oil and natural gas industry activity.

Gross Loss.  Oilfield and industrial technologies and services segment gross loss for the six months ended June 30, 2018 was $14.0 million, or 15% of revenues, compared to gross loss of $34.3 million, or 51% of revenues, for the same period in 2017.  Gross loss improved primarily due to the strengthening commodity price environment and the resulting positive impact on industry activity levels.  Gross loss also improved primarily due to a shift in sales mix to more profitable technology and industrial products, increases in sand revenue, lower slowing and idling production costs and derivative gains in the year due to changes in the NYMEX forward strip prices.

Environmental technologies and services segment gross profit for the six months ended June 30, 2018 was $2.8 million compared to gross profit of $1.4 million for the same period in 2017.  This increase in gross profit was primarily the result of the strengthening commodity price environment and the resulting positive impact on industry activity levels.

Depreciation and amortization expense was $16.7 million for the six months ended June 30, 2018 compared to $22.1 million for the same period in 2017.  This decrease was largely due to the impairment recorded on our Millen facility during the third quarter of 2017.

Selling, General and Administrative and Other Operating Expenses.  Oilfield and industrial technologies and services segment SG&A totaled $19.9 million for the six months ended June 30, 2018 compared to $19.4 million for the same period in 2017, primarily due to increased sales and marketing expenses associated with the increased revenue generation.  The $0.35 million loss on sale of Russian proppant business was related to settling the receivable owed to us from the buyer of our Russian proppant business for $0.35 million less than was owed to us in order to limit additional legal expenses resulting from the disagreement.

Environmental technologies and services segment SG&A was flat at $1.6 million for the six months ended June 30, 2018 and 2017.

Income Taxes.  Accounting Standards Codification Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally there can be statutory limitations on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred tax assets as of June 30, 2018 was $63.2 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.    As a result, income tax expense was $0 for the six months ended June 30, 2018 compared to income tax benefit of $0.2 million, or 0.4% of pretax loss, for the same period in 2017.

Outlook

Based on our client discussions and current industry activity, we continue to estimate our full year 2018 revenue to approximate $250 million.

Our ceramic technology backlog for KRYPTOSPHERE, the GUARD family, and CARBOAIR products is much stronger for the remainder of the year relative to the first half of 2018.  Demand for completion designs that drive higher production and EUR, and ultimately higher economic returns, is driving STRATAGEN revenue growth.  In response to this demand, we are expanding our team of consultants.  With one large job that pushed out of the second quarter due to well-related operational problems, we anticipate base ceramic revenue will be stronger in the second half of 2018.  We expect frac sand sales to see some pressure in the second half of 2018, specifically as it applies to third party sales volumes, as more regional sand mines come online.  Despite the potential impact of these new entrants on third party sales, we anticipate 2018 frac sand sales to approximate our stated annual capacity of 1.4 million tons.

We expect to see a strong increase in contract manufacturing sales in both the third and fourth quarters of 2018.  In addition, we anticipate continued product adoption of CARBOGRIND, a superior grinding ceramic media.

ASSETGUARD’s new slip-resistant product opens up new revenue streams both in the oilfield and industrial markets.  The recent investment in our manufacturing facility also increases our ability to continue to grow our product portfolio.  We anticipate ASSETGUARD will continue to show revenue growth in the second half of 2018.

Building upon our positive momentum exiting the first half of 2018, we expect the continued execution of our transformation strategy to produce higher revenue and a higher cash position in the second half of 2018.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents and restricted cash of $54.9 million compared to cash and cash equivalents and restricted cash of $78.4 million at December 31, 2017.  During the six months ended June 30, 2018, we received proceeds of $2.8 million relating to sales of common stock under our ATM program.  Uses of cash included $24.3 million used in operating activities, $1.1 million for capital expenditures, $0.4 million for purchases of our common stock, and $0.5 million in repayments on an insurance financing agreement.

We estimate that capital expenditures for the remainder of 2018 will be less than $2.0 million.  Due to market conditions, the completion of the second phase of a plant retrofit with KRYPTOSPHERE® technology has been suspended until such time that market conditions warrant completion.  In addition, we do not expect to complete the second line of our Millen, Georgia facility.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2018.

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

We are exposed to market risk in the price of natural gas, which is used in production by our domestic manufacturing facilities and is subject to volatility.  In an effort to mitigate potential volatility in the cost of natural gas purchases and reduce exposure to short-term spikes in the price of the commodity, from time to time, we enter into contracts to purchase a portion of our anticipated monthly natural gas requirements at specified prices.  At June 30, 2018, we had contracted for a total of 960,000 MMBtu of natural gas at an average price of $4.31 per MMBtu through December 31, 2018.

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

As of June 30, 2018, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
04/01/18 to 04/30/18	—	—	—	2,000,000
05/01/18 to 05/31/18	—	—	—	2,000,000
06/01/18 to 06/30/18	—	—	—	2,000,000
Total	—		—

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of June 7, 2018, by and between CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as lender and administrative agent.

10.2	First Amendment to Second Amended and Restated Pledge and Security Agreement, dated as of June 7, 2018, by and among CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of June 7, 2018, by and between CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as lender and administrative agent.

10.2	First Amendment to Second Amended and Restated Pledge and Security Agreement, dated as of June 7, 2018, by and among CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: July 26, 2018