Form 10-Q/A
period 2018-09-30
CARBO CERAMICS INC
filed 2019-04-01
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

CARBO Ceramics, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC) on October 25, 2018 (the “Original Report”). The purpose of this Amendment is solely to re-file Exhibit 10.1 with revised redactions in response to comments received from the Staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Original Report. This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

This report is limited in scope to the items identified above and should be read in conjunction with the Original Report. Except as noted above, this report does not reflect events occurring after the filing of the Original Report and does not modify or update any of the financial or other information contained in the Original Report in any way.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

*10.1	Letter Agreement, executed September 26, 2018, by and between CARBO Ceramics Inc. and Ascent Resources – Utica, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

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

Date: April 1, 2019

4