Form 10-Q
period 2019-06-30
CARBO CERAMICS INC
filed 2019-07-25
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-15903

CARBO CERAMICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-1100013
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

575 North Dairy Ashford, Suite 300

Houston, TX 77079

(Address of principal executive offices)

(281) 921-6400

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CRR	New York Stock Exchange

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

As of July 19, 2019, 29,377,102 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,813	$72,752
Restricted cash	1,200	1,725
Trade accounts and other receivables, net	23,834	35,693
Inventories:
Finished goods	39,747	41,422
Raw materials and supplies	18,680	22,592
Total inventories	58,427	64,014
Prepaid expenses and other current assets	4,910	4,754
Income tax receivable	2,328	2,319
Total current assets	131,512	181,257
Restricted cash	8,853	8,840
Property, plant and equipment:
Land and land improvements	39,584	39,584
Land-use and mineral rights	20,264	19,696
Buildings	75,978	75,815
Machinery and equipment	425,378	432,906
Construction in progress	28,762	29,129
Total property, plant and equipment	589,966	597,130
Less accumulated depreciation and amortization	333,243	323,511
Net property, plant and equipment	256,723	273,619
Goodwill	3,500	3,500
Operating lease right-of-use assets	52,266	—
Intangible and other assets, net	11,391	7,150
Total assets	$464,245	$474,366
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,910	$12,174
Accrued payroll and benefits	4,048	6,950
Accrued freight	2,377	2,434
Accrued utilities	589	1,012
Other accrued expenses	7,810	14,020
Notes payable, related parties	—	27,040
Long-term debt, current portion	—	15,733
Operating lease liabilities	11,531	—
Other current liabilities	712	1,192
Total current liabilities	40,977	80,555
Deferred income taxes	1,114	1,114
Long-term debt, net	62,048	45,650
Noncurrent operating lease liabilities	49,866	—
Other long-term liabilities	4,209	10,764
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 29,377,538 and 27,710,861 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	294	277
Additional paid-in capital	138,288	132,080
Retained earnings	167,449	203,926
Total shareholders' equity	306,031	336,283
Total liabilities and shareholders' equity	$464,245	$474,366

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$43,099	$57,989	$90,557	$107,356
Cost of sales (exclusive of depreciation and amortization shown below)	39,568	50,818	$87,474	$101,788
Depreciation and amortization	7,311	8,323	14,714	16,735
Gross loss	(3,780)	(1,152)	(11,631)	(11,167)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	9,784	10,685	19,816	20,292
Depreciation and amortization	398	620	796	1,234
Loss on sale of Russia proppant business	—	350	—	350
Other operating expenses (income)	89	(55)	18	(59)
Operating loss	(14,051)	(12,752)	(32,261)	(32,984)
Other expense:
Interest expense, net	(2,286)	(2,084)	(4,363)	(4,101)
Other income, net	132	31	425	8
	(2,154)	(2,053)	(3,938)	(4,093)
Loss before income taxes	(16,205)	(14,805)	(36,199)	(37,077)
Income tax expense	—	7	—	7
Net loss	$(16,205)	$(14,812)	$(36,199)	$(37,084)
Loss per share:
Basic	$(0.57)	$(0.55)	$(1.29)	$(1.38)
Diluted	$(0.57)	$(0.55)	$(1.29)	$(1.38)
Other information:
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balances at January 1, 2019	$277	$132,080	$203,926	$336,283
Net loss	—	—	(19,994)	(19,994)
Shares sold under ATM program	9	3,366	—	3,375
Stock granted under restricted stock plan, net	4	(4)	—	—
Stock based compensation	—	710	—	710
Shares surrendered by employees to pay taxes	—	—	(278)	(278)
Balances at March 31, 2019	$290	$136,152	$183,654	$320,096
Net loss	—	—	(16,205)	(16,205)
Shares sold under ATM program	4	1,227	—	1,231
Modification of warrant	—	178	—	178
Stock granted under restricted stock plan, net	—	79	—	79
Stock based compensation	—	652	—	652
Balances at June 30, 2019	$294	$138,288	$167,449	$306,031

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balances at January 1, 2018	$271	$125,715	$279,779	$405,765
Net loss	—	—	(22,272)	(22,272)
Stock granted under restricted stock plan, net	3	(3)	—	—
Stock based compensation	—	903	—	903
Shares surrendered by employees to pay taxes	—	—	(421)	(421)
Balances at March 31, 2018	$274	$126,615	$257,086	$383,975
Net loss	—	—	(14,812)	(14,812)
Shares sold under ATM program	3	2,846	—	2,849
Stock granted under restricted stock plan, net	—	320	—	320
Stock based compensation	—	820	—	820
Other	—	—	1	1
Balances at June 30, 2018	$277	$130,601	$242,275	$373,153

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Operating activities
Net loss	$(36,199)	$(37,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,510	17,969
Amortization of debt issuance costs and original issue discount	1,061	340
Provision for doubtful accounts	183	81
Deferred income taxes	—	4
Loss (gain) on disposal or impairment of assets	18	(59)
Loss on sale of Russian proppant business	—	350
Noncash lease expense	862	—
Stock compensation expense	1,586	2,254
PIK repayment on notes payable, related parties	(2,040)	—
Change in fair value of derivative instruments	—	(1,348)
Changes in operating assets and liabilities:
Trade accounts and other receivables	11,676	(3,777)
Inventories	5,830	836
Prepaid expenses and other current assets	(194)	(407)
Accounts payable	1,293	(1,341)
Accrued expenses	(7,938)	(4,303)
Income tax receivable, net	(9)	97
Other, net	(169)	2,126
Net cash used in operating activities	(8,530)	(24,262)
Investing activities
Capital expenditures	(1,085)	(1,179)
Investment in PicOnyx	(684)	—
Issuance of Note from PicOnyx	(500)	—
Net proceeds from asset sales	113	74
Net cash used in investing activities	(2,156)	(1,105)
Financing activities
Repayments on notes payable	(874)	(500)
Repayments on long-term debt	(14,533)	—
Repayments on notes payable, related parties	(25,000)	—
Proceeds from long-term debt	14,533	—
Proceeds from issuance of common stock under ATM program	4,606	2,849
Payment of debt issuance costs	(218)	—
Purchase of common stock	(279)	(421)
Net cash (used in) provided by financing activities	(21,765)	1,928
Net decrease in cash and cash equivalents and restricted cash	(32,451)	(23,439)
Cash and cash equivalents and restricted cash at beginning of period	83,317	78,385
Cash and cash equivalents and restricted cash at end of period	$50,866	$54,946
Supplemental cash flow information
Interest paid	$4,469	$3,850
Income taxes paid	$—	$—

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

The second phase of the retrofit of our Eufaula, Alabama plant with the new KRYPTOSPHERE® technology has been suspended until such time that market conditions improve enough to warrant completion.  As of June 30, 2019, the value of the assets relating to this project totaled approximately 82% of the Company’s total construction in progress and the project is approximately 75% complete.

On May 28, 2019, the Company entered into an agreement with PicOnyx, Inc. (“PicOnyx”) pursuant to which the Company agreed to provide certain services and contribute certain manufacturing assets to PicOnyx in exchange for 9.7 million shares of convertible preferred stock in PicOnyx.  At the Company’s election, the preferred stock can be converted into a pre-determined number of shares of common stock.  Additionally, the preferred stock has voting rights that give the Company approximately 22% of voting rights based on the number of outstanding shares of PicOnyx stock.  As part of its agreement with PicOnyx, the Company is also designated a seat on the PicOnyx Board of Directors.  The Company also holds a warrant to purchase additional shares from PicOnyx with a nominal exercise price in the event of certain qualified financings.   In addition, the Company entered into a Contract Manufacturing Services Agreement with PicOynx, pursuant to which the Company agreed to provide contract manufacturing services to PicOnyx for certain of its products.  Pursuant to the terms of the Subscription and Asset Contribution Agreement, the Company has agreed to lease certain property to PicOnyx.  The Company recorded its investment in PicOnyx at the fair value of the assets given up and liabilities assumed, which approximated the book value and which the Company believes represents the standalone selling price.  The fair value was estimated using equipment appraisals (Level 3 inputs as defined in ASC 820).  No gain or loss was recorded at inception.  Given that the Company’s investment in PicOnyx does not have a readily-determinable fair value, the Company measures the investment at cost, less any impairment, and will adjust the investment to fair value to the extent an observable price change for identical or similar investments of PicOnyx is identified.  No adjustments to the cost basis were recorded during the quarter ended June 30, 2019.  The net book value of the Company’s investment in PicOnyx is approximately $4,300 at June 30, 2019 and is recorded in Intangible and other assets, net on the consolidated balance sheet.  The transaction resulted in a non-cash change in Property, plant and equipment and Intangible and other assets, net of approximately $3,500 as well as a non-cash change in Accounts Payable and

Intangible and other assets, net of approximately $400. PicOnyx represents a variable interest entity for which the Company holds a variable interest.  The Company does not consolidate PicOnyx as the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact PicOnyx’s economic performance.  In addition, the Company provided PicOnyx $500 in exchange for a convertible promissory note.  The note will automatically be converted to equity shares if certain qualified financings occur.  The convertible promissory note bears interest at 7.5% per year.  The note matures on the earlier of August 1, 2021 or the termination of the Contract Manufacturing Services Agreement.  The note is collateralized by all of the manufacturing assets the Company contributed to PicOnyx.

Deferred Taxes – Valuation Allowance

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred tax assets as of June 30, 2019 was $80,311.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.

Restricted Cash

A portion of the Company’s cash balance is restricted to its use in order to provide collateral primarily for letters of credit, corporate cards and funds held in escrow relating to the sale of its Millen plant.  As of June 30, 2019 and December 31, 2018, total restricted cash was $10,053 and $10,565, respectively.

Lower of Cost and Net Realizable Value Adjustments

As of June 30, 2019, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended June 30, 2019 and 2018, the Company expensed $5,861 and $6,834, respectively, in production costs.  For the six months ended June 30, 2019 and 2018, the Company expensed $14,345 and $16,557, respectively, in production costs.

Long-lived and Other Noncurrent Assets Impairment

The Company has temporarily idled production at various manufacturing facilities.  The Company does not assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable.  Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility.  As of June 30, 2019, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of long-lived and other noncurrent assets might be impaired.  However, the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on the Company’s long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.

Reclassification of Prior Period Amounts

Certain prior period financial information has been reclassified to conform to current period presentation.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(16,205)	$(14,812)	$(36,199)	$(37,084)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(16,205)	$(14,812)	$(36,199)	$(37,084)
Denominator:
Denominator for basic loss per share--weighted-average shares	28,615,006	26,930,914	28,043,040	26,860,146
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	28,615,006	26,930,914	28,043,040	26,860,146
Basic loss per share	$(0.57)	$(0.55)	$(1.29)	$(1.38)
Diluted loss per share	$(0.57)	$(0.55)	$(1.29)	$(1.38)

3.	Natural Gas Derivative Instruments

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

During the three months ended June 30, 2019 and 2018, the Company recognized a gain on derivative instruments of $0 and $412, respectively, in cost of sales.  During the six months ended June 30, 2019 and 2018, the Company recognized a gain on derivative instruments of $0 and $630, respectively, in cost of sales.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of June 30, 2019, it is not reasonably certain that we will exercise any of these options.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.

The components of lease cost were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$3,811	$7,969
Short-term lease cost	536	1,255
Sublease income (a)	(1,009)	(2,109)
Net lease cost	$3,338	$7,115

(a) As a result of the adoption of ASC 842, sublease income is classified within revenues for the three and six months ended June 30, 2019.  Prior to the adoption, sublease income was recorded as a reduction to cost of sales.  Sublease income for the three and six months ended June 30, 2019 excludes rental income from owned assets of $393 and $799, respectively, which is recorded within revenues.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

2019	$8,708
2020	16,881
2021	16,471
2022	12,554
2023	9,209
Thereafter	16,455
Total lease payments	$80,278
Less: imputed interest	(18,881)
Present value of lease liabilities	$61,397

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

Other information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,379	$6,358
Leased assets obtained in exchange for new operating lease liabilities	—	—

For the six months ended June 30, 2019, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 10.3%.

5.	Stock Based Compensation

On May 21, 2019, the shareholders approved the 2019 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”).  The 2019 Omnibus Incentive Plan replaces the Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (“A&R 2014 Plan”). Under the 2019 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  The amount paid under the 2019 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000.  Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 2,500,000 shares prior to the fifth anniversary of the effective date of the 2019 Omnibus Incentive Plan, plus (i) the number of shares that are forfeited, cancelled or returned and (ii) the number of shares subject to awards that are withheld by the Company or tendered by the participant to the Company to satisfy exercise price or tax withholding obligations in connection with awards other than options or stock appreciation rights.  No more than 100,000 shares may be granted to any single participant in any calendar year.  Equity-based awards may be subject to performance-based and/or service-based conditions.  With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant.  The maximum term of an option is ten years.  Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods.  As of June 30,

2019, 2,455,000 shares were available for issuance under the 2019 Omnibus Incentive Plan.  Although the Company’s A&R 2014 Plan has been cancelled, unvested shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the six months ended June 30, 2019 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2019	541,560	$12.14
Granted	468,984	$4.55
Vested	(246,675)	$12.74
Forfeited	(29,170)	$9.96
Nonvested at June 30, 2019	734,699	$7.18

As of June 30, 2019, there was $4,127 of total unrecognized compensation cost related to restricted shares granted under the now-cancelled A&R 2014 Plan.  That cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the six months ended June 30, 2019 was $1,011.  For restricted stock awards granted to certain executives of the Company, there is a holding period requirement of two years after the vesting date.  For the portion of such awards that are not expected to be withheld to satisfy tax withholdings, the grant date fair value for the January 2019 awards was discounted for the restriction of liquidity by 20.6%, which was calculated using the Finnerty model.

The Company made market-based cash awards to certain executives of the Company pursuant to the now-cancelled A&R 2014 Plan.  As of June 30, 2019, the total target award outstanding was $3,019.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.  During the six months ended June 30, 2019, a total of $708 was paid relating to the 2016 grant, which was approximately 61% of the total target award. During the six months ended June 30, 2018, a total of $526 was paid relating to the 2015 grant, which was approximately 76% of the total target award.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the now-cancelled A&R 2014 Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of June 30, 2019, there were 319,892 units of phantom stock granted, of which 115,020 have vested and 27,862 have been forfeited.  As of June 30, 2019, nonvested units of phantom stock had a total value of $239, a portion of which is accrued as a liability within Accrued Payroll and Benefits.  Compensation expense for these units of phantom stock will be recognized over the three-year vesting period.  The amount of compensation expense recognized each period will be based on the fair value of the Company’s common stock at the end of each period.

6.	Long-Term Debt and Notes Payable

On March 2, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), as last amended on June 20, 2019, with Wilks Brothers, LLC (the “Wilks”).  The Credit Agreement is a $65,000 facility maturing on December 31, 2022.  The Company’s obligations bear interest at 9.00% and are guaranteed by its two operating subsidiaries.  No principal repayments are required until maturity (except in certain circumstances), and there are no financial covenants. In May 2019, the Company repaid $14,533 to the Wilks as a result of the required prepayment relating to the net cash proceeds from the sale of its Millen, Georgia facility.  On June 20, 2019, the Company entered into the Second Amendment to Amended and Restated Credit Agreement and Joinder (the “Amended Credit Agreement”) with the Wilks and a promissory note (“Equify Note”) with Equify Financial LLC, an affiliate of the Wilks, (“Equify”). By amending the previous credit agreement, the Company was able to refinance the amount that was repaid in May 2019, such that the total outstanding principal remains at $65,000, but the Company’s repayment obligations are now split between the Wilks and Equify, at $33,000 and $32,000, respectively.  The interest rate of 9%, maturity on December 31, 2022, and the terms and conditions for both loans remain the same.

The loan cannot be prepaid before March 31, 2021 without making the lenders whole for interest that would have been payable over the entire remaining term of the loan.  The Company’s obligations under the Amended Credit Agreement are secured by: (i) a pledge of all accounts receivable and inventory, (ii) cash in certain accounts, (iii) domestic distribution assets residing on owned real property, (iv) the Company’s Marshfield, Wisconsin and Toomsboro, Georgia plant facilities and equipment, and (v) certain real property interests in mines and minerals.

As of June 30, 2019, the Company’s combined outstanding debt to Wilks and Equify under the Amended Credit Agreement and Equify Note was $65,000.   As of June 30, 2019, the fair value of the Company’s long-term debt approximated the carrying value.

As of June 30, 2019, the Company had $677 of unamortized debt issuance costs relating to the Credit Agreement and Amended Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  As a result of the May 2019 repayment, the Company wrote off approximately $137 of unamortized debt issuance costs relating to the Credit Agreement.  As a result of the June 2019 refinancing, the Company added approximately $218 to debt issuance costs resulting from an amendment fee paid directly to Wilks.  The Company had $7,475 and $2,625 in standby letters of credit issued through its banks as of June 30, 2019 and December 31, 2018, respectively, primarily as collateral relating to railcar leases and other obligations.

On March 2, 2017, in connection with entry into the Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitled the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $14.91 per share, payable in cash.  The Warrant was amended in connection with the Amended Credit Agreement and June 2019 refinancing to revise the exercise price to $4.00 and to extend the expiration date to December 31, 2024.   Based on a Form 13D filing with the SEC on July 9, 2019 as of June 20, 2019, the Wilks owned approximately 10.5% of the Company’s outstanding common stock as of June 30, 2019, and should the Wilks fully exercise the Warrant to purchase an additional 523,022 shares, the Wilks would hold approximately 12.1% of the Company’s outstanding common stock.  Upon issuance of the Warrant, the Company recorded an increase to additional paid-in capital of $3,871.  Upon modification of the Warrant, the Company recorded an increase to additional paid-in capital of $178.  As a result of the May 2019 repayment, the Company wrote off approximately $609 of unamortized original issue discount.  As of June 30, 2019, the unamortized original issue discount was $2,276.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matured on April 1, 2019 and bore interest at 7.00%.  On March 2, 2017, in connection with the Credit Agreement, the Notes were amended to provide for payment-in-kind, or PIK, interest payments at 8.00% until the lenders under the New Credit Agreement receive two consecutive semi-annual cash interest payments.  On April 1, 2017, the Company made a $997 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  On October 1, 2017, the Company made a $1,043 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  On April 1, 2019, the Company made a $27,040 payment repaying the outstanding principal balance of the Notes.

Interest cost for the six months ended June 30, 2019 and 2018 was $4,401 and $4,137, respectively.  Interest cost primarily includes interest expense relating to the Company’s debts as well as amortization and the write-off of debt issuance costs and amortization of the original issue discount associated with the Amended Credit Agreement and Warrant.

7.	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance.  This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which simplifies the implementation by allowing entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented.  The Company adopted this guidance effective January 1, 2019 without adjusting the comparative periods.  In addition, the Company elected the package of practical expedients permitted under the guidance, which among other things, allowed the Company to carry forward the historical lease classification.  As of June 30, 2019, the Company’s operating lease ROU asset was $52,266 and its total lease liability was $61,397.  In addition, upon implementation, the Company’s deferred rent balances, recorded primarily within other long-term liabilities and accrued expenses as of December 31, 2018, of approximately $8,300 were removed and recorded to the lease liability.  The Company has implemented a lease accounting system for accounting for leases under the new standard.  There were no significant impacts to the consolidated statement of operations and consolidated statement of cash flows.  See Note 4 for additional information.

8.	Equity Offering

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  The Company’s Form S-3 Registration Statement filed on May 20, 2016 has since expired, and as a result, we cannot sell additional common stock under the ATM program until a new Form S-3 Registration Statement is effective.  During the three months ended June 30, 2019, the Company sold a total of 356,350 shares of its common stock under the ATM program for $1,259, or an average of $3.53 per share, and received proceeds of $1,231, net of commissions of $28.  During the six months ended June 30, 2019, the Company sold a total of 1,250,000 shares of its common stock under the ATM program for $4,713, or an average of $3.77 per share, and received proceeds of $4,607, net of commissions of $106.  As of June 30, 2019, the Company had sold a total of 4,955,936 shares of its common stock under the ATM program for $54,240, or an average of $10.94 per share, and received proceeds of $53,019, net of commissions of $1,220.  The most recent sales under the ATM program occurred on April 4, 2019.

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

The Company’s Environmental Technologies and Services segment designs, manufactures and sells products and services intended to protect clients’ assets, minimize environmental risks, and lower lease operating expense (“LOE”).  Asset Guard Products Inc. (“AGPI”), a wholly-owned subsidiary of the Company, provides spill prevention, containment and countermeasure systems for the oil and gas and other industries.  AGPI uses proprietary technology designed to enable its clients to extend the life of their storage assets, reduce the potential for spills and provide containment of stored materials.

Summarized financial information for the Company’s operating segments for the three and six months ended June 30, 2019 and 2018 is shown in the following tables.  Intersegment sales are not material.

	Oilfield and Industrial Technologies and Services	Environmental Technologies and Services	Total
	($ in thousands)
Three Months Ended June 30, 2019
Revenue from external customers	$35,913	$7,186	$43,099
(Loss) income before income taxes	(16,502)	297	(16,205)
Depreciation and amortization	7,432	277	7,709
Three Months Ended June 30, 2018
Revenue from external customers	$49,788	$8,201	$57,989
(Loss) income before income taxes	(15,545)	740	(14,805)
Depreciation and amortization	8,647	297	8,944
Six Months Ended June 30, 2019
Revenue from external customers	$76,000	$14,557	$90,557
(Loss) income before income taxes	(36,768)	569	(36,199)
Depreciation and amortization	14,965	545	15,510
Six Months Ended June 30, 2018
Revenue from external customers	$92,256	$15,100	$107,356
(Loss) income before income taxes	(38,312)	1,235	(37,077)
Depreciation and amortization	17,383	586	17,969

10.	Disaggregated Revenue
The following table disaggregates revenue by product line:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Oilfield and Industrial Technologies and Services segment
Technology products and services	$8,426	$12,786	$15,615	$22,656
Industrial products and services	3,141	3,269	7,868	6,562
Base ceramic and sand proppants	22,944	33,733	49,609	63,038
Sublease and rental income	1,402	—	2,908	—
	35,913	49,788	76,000	92,256
Environmental Technologies and Services segment	7,186	8,201	14,557	15,100
	$43,099	$57,989	$90,557	$107,356

Sales of oilfield technology products and services, consulting services, and FracPro software are included within Technology products and services.  Sales of industrial ceramic products, industrial technology products and contract manufacturing are included within Industrial products and services.  Sales of oilfield base ceramic and sand proppants, as well as railcar usage fees are included within Base ceramic and sand proppants.  Sublease and rental income primarily consist of the sublease of certain railroad equipment and rental income related to leases on some of our underutilized distribution center assets.  As a result of the adoption of ASC 842 as of January 1, 2019, these amounts were classified within revenues during the three and six months ended June 30, 2019.  These amounts were classified as a reduction of costs for the same periods in 2018.  See Note 4.

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

Industry Conditions

During the three months ended June 30, 2019, the average price of West Texas Intermediate (“WTI”) crude oil decreased 12% to $59.78 per barrel compared to $68.03 per barrel during the same period in 2018.  The average North American rig count decreased 6%

during the three months ended June 30, 2019 to 1,073 rigs compared to 1,143 rigs during the same period in 2018.  Commodity prices remain at significantly lower levels than prior to the severe industry downturn that began in late 2014, which has not encouraged a broad move away from low-cost completions.  E&P operators that are existing or target customers of ours continued to use more frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended June 30, 2019.  In addition, customers’ shift to less expensive sand from the recent expansion of competitor regional sand supply has negatively impacted our frac sand revenue.  We expect this trend to continue as our customers are under increasing pressure to consider lower up-front cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our ceramic products.

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

The Company accounts for its leases in accordance with the requirements of ASC 842, Leases.  We determine if an arrangement is a lease at inception.  Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.  Operating leases are included in operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities on our consolidated balance sheets. Sublease and rental income are recognized as revenue on the consolidated statement of operations.

Results of Operations

Three Months Ended June 30, 2019

Revenues.  Oilfield and Industrial Technologies and Services segment revenues of $35.9 million for the three months ended June 30, 2019 decreased 28% compared to $49.8 million for the same period in 2018.  The decrease was mainly attributable to decreases in base ceramic and frac sand and technology products sales.  These decreases were partially offset by sublease and rental income.  As a result of the adoption of ASC 842 as of January 1, 2019, sublease and rental income was classified within revenues during the three months ended June 30, 2019.  These amounts were classified as a reduction of costs for the same period in 2018.  Despite the overall decrease in base ceramic revenue, our international base ceramic revenue increased to 58% of total base ceramic revenue for the three months ended June 30, 2019 compared to 41% for the same period in 2018.

Environmental Technologies and Services segment revenues of $7.2 million for the three months ended June 30, 2019 decreased 12% compared to $8.2 million in the same period in 2018.  The decrease was mainly attributable to a decrease in oil and natural gas industry activity as well as increased competition.

Gross Loss.  Oilfield and Industrial Technologies and Services segment gross loss for the three months ended June 30, 2019 was $4.8 million, or 13% of revenues, compared to gross loss of $2.7 million, or 5% of revenues, for the same period in 2018.  Gross loss worsened primarily due to the decreases in base ceramic and frac sand sales.

Environmental Technologies and Services segment gross profit for the three months ended June 30, 2019 was $1.0 million compared to $1.5 million for the same period in 2018.  This decrease in gross profit was primarily the result of the decrease in sales for the period.

Depreciation and amortization expense was $7.3 million for the three months ended June 30, 2019 compared to $8.3 million for the same period in 2018.  This decrease was primarily due to the sale of our Millen facility during the fourth quarter of 2018, asset sales, and assets becoming fully depreciated.

Selling, General and Administrative (SG&A) and Other Operating Expense (Income).  Oilfield and Industrial Technologies and Services segment SG&A (exclusive of depreciation and amortization) totaled $9.2 million for the three months ended June 30, 2019 compared to $10.0 million for the same period in 2018, primarily due to decreased sales and marketing and research and development costs.  Consolidated depreciation and amortization was down $0.2 million to $0.4 million for the three months ended June 30, 2019 compared to $0.6 million for the same period in 2018, primarily due to certain assets becoming fully depreciated or fully amortized.  The $0.35 million loss on the sale of our Russian proppant business for the three months ended June 30, 2018 was related to settling the receivable owed to us from the buyer of our Russian proppant business.  Consolidated other operating expense for the three months ended June 30, 2019 was $0.1 million compared to other operating income of $0.1 million for the same period in 2018, both primarily relating to losses and gains on asset sales.

Environmental Technologies and Services segment SG&A (exclusive of depreciation and amortization) was down $0.1 million to $0.6 million for the three months ended June 30, 2019 compared to $0.7 million for the same period in 2018.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of June 30, 2019 was $80.3 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As a result, income tax expense was $0 for the three months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019

Revenues.  Oilfield and Industrial Technologies and Services segment revenues of $76.0 million for the six months ended June 30, 2019 decreased 18% compared to $92.3 million for the same period in 2018.  The decrease was mainly attributable to decreases in base ceramic and frac sand and technology products sales.  These decreases were partially offset by increases in industrial products sales and sublease and rental income.  As a result of the adoption of ASC 842 as of January 1, 2019, sublease and rental income was classified within revenues during the six months ended June 30, 2019.  These amounts were classified as a reduction of costs for the same period in 2018.  Despite the overall decrease in base ceramic revenue, our international base ceramic revenue increased to 52% of total base ceramic revenue for the six months ended June 30, 2019 compared to 31% for the same period in 2018.

Environmental Technologies and Services segment revenues of $14.6 million for the six months ended June 30, 2019 decreased 4% compared to $15.1 million in the same period in 2018.  The decrease was mainly attributable to a decrease in oil and natural gas industry activity as well as increased competition.

Gross Loss.  Oilfield and Industrial Technologies and Services segment gross loss for the six months ended June 30, 2019 was $13.6 million, or 18% of revenues, compared to gross loss of $14.0 million, or 15% of revenues, for the same period in 2018.  Gross loss improved primarily due to lower slowing and idling production costs.  The improvement was partially offset with reductions due to the decrease in base ceramic and frac sand sales.

Environmental Technologies and Services segment gross profit for the six months ended June 30, 2019 was $2.0 million compared to $2.8 million for the same period in 2018.  This decrease in gross profit was primarily the result of the decrease in sales for the period.

Depreciation and amortization expense was $14.7 million for the six months ended June 30, 2019 compared to $16.7 million for the same period in 2018.  This decrease was primarily due to the sale of our Millen facility during the fourth quarter of 2018, asset sales, and assets becoming fully depreciated.

Selling, General and Administrative (SG&A) and Other Operating Expense.  Oilfield and Industrial Technologies and Services segment SG&A (exclusive of depreciation and amortization) totaled $18.5 million for the six months ended June 30, 2019 compared to $19.0 million for the same period in 2018, primarily due to decreased sales and marketing and research and development costs.  Consolidated depreciation and amortization was down $0.4 million to $0.8 million for the six months ended June 30, 2019 compared to $1.2 million for the same period in 2018, primarily due to certain assets becoming fully depreciated or fully amortized.  The $0.35 million loss on the sale of our Russian proppant business for the six months ended June 30, 2018 was related to settling the receivable owed to us from the buyer of our Russian proppant business.

Environmental Technologies and Services segment SG&A (exclusive of depreciation and amortization) was flat at $1.3 million for the six months ended June 30, 2019 and 2018.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of June 30, 2019 was $80.3 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As a result, income tax expense was $0 for the six months ended June 30, 2019 and 2018.

Outlook

The CARBO of the past will not be the CARBO of the future.  Our recently signed agreements to expand our product portfolio in the industrial market and enhance our oil and gas software offering is just the beginning.  Late stage discussions are underway to capitalize on additional opportunities, including potential contract manufacturing opportunities with other companies.  We believe these will set CARBO on a new path by continuing to reduce reliance on oil and gas activity and provide a platform for growth for many years to come.

Although the first half of 2019 revenues were weaker-than-expected, we expect the revenue for the second half of 2019 to be stronger as delayed oil and gas projects from the first half of 2019 are completed.  As a result, we believe our results of operations should continue to improve as we work to produce consistent, positive cash flow.  The recently signed agreements previously noted, and possible additional opportunities, should accelerate our path to achieve this consistent positive cash flow and profitability.

We expect a stronger second half of 2019 given the delays experienced for our oil and gas technology ceramic products during the second quarter of 2019.  Both KRYPTOSPHERE HD and KRYPTOSPHERE LD sales should see continued growth and contribute meaningfully to revenue.  In addition, we anticipate technology sales of SCALEGUARD and CARBONRT to also have good results as we close out the year.

We experienced a temporary lull in industrial sales due to a client’s equipment process change during the quarter. As this client resumes normal activity and we are able to capitalize on the positive results from a number of our industrial product trials that started earlier this year, we anticipate industrial sales to grow in the second half of 2019 compared to the first half.

We continue to put an immense amount of effort into closing contract manufacturing opportunities.  The process is long but when the projects are awarded they provide predictable and profitable work utilizing our idled assets.  These opportunities are key to overcoming the profitability challenges we face today.

Within our environmental business, additional industrial sales resources were added during the second quarter of 2019.  We expect these additions to lead to increased industrial sales for ASSETGUARD products over the remainder of the year.  In addition, our client count is growing through our eCommerce platform, CARBODIRECT, which, over time, will lower client acquisition costs and improve working capital.

Maintaining healthy cash levels is a high priority as we continue our transformation process.  Excluding any potential M&A transactions, and assuming oil and gas activity stabilizes, we anticipate our cash levels to remain fairly flat for the remainder of the year.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents and restricted cash of $50.9 million compared to cash and cash equivalents and restricted cash of $83.3 million at December 31, 2018.  Uses of cash included $8.6 million used in operating activities, $2.2 million for investing activities, and $21.8 million used in financing activities.

We estimate our total capital expenditures for the remainder of 2019 will be less than $2.0 million.  In April 2019, we repaid the Notes with two of our directors totaling $27 million.  During the second quarter of 2019, we entered into an amended credit agreement with the Wilks Brothers, LLC and a promissory note entered into with Equify Financial LLC, an affiliate of the Wilks.  The outstanding principal balance remains at $65 million, but the Company’s repayment obligations are now split between the Wilks and Equify, at $33 million and $32 million, respectively.  The interest rate of 9%, maturity on December 31, 2022, and the terms and conditions for both loans remain the same.  By amending the previous credit agreement, we are able to retain the net cash proceeds from the sale of our Millen, Georgia facility that otherwise would have been required to pay down the credit facility principle if not reinvested within 270 days from the completion of the sale.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2019.

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

As of June 30, 2019, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended June 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
04/01/19 to 04/30/19	—	—	—	2,000,000
05/01/19 to 05/31/19	—	—	—	2,000,000
06/01/19 to 06/30/19	—	—	—	2,000,000
	—		—

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

10.1	2019 CARBO Ceramics Inc. Omnibus Incentive Plan

*10.2	Contract Manufacturing Services Agreement by and between CARBO Ceramics Inc. and PicOnyx, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

* Confidential portions of this exhibit have been omitted.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	2019 CARBO Ceramics Inc. Omnibus Incentive Plan

*10.2	Contract Manufacturing Services Agreement by and between CARBO Ceramics Inc. and PicOnyx, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

* Confidential portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: July 25, 2019