Form 10-Q
period 2019-09-30
CARBO CERAMICS INC
filed 2019-11-08
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, 29,361,204 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

CARBO CERAMICS INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,865	$72,752
Restricted cash	1,200	1,725
Trade accounts and other receivables, net	21,912	35,693
Inventories:
Finished goods	36,200	41,422
Raw materials and supplies	21,087	22,592
Total inventories	57,287	64,014
Prepaid expenses and other current assets	4,985	4,754
Income tax receivable	3,138	2,319
Total current assets	128,387	181,257
Restricted cash	9,159	8,840
Property, plant and equipment:
Land and land improvements	36,816	39,584
Land-use and mineral rights	19,523	19,696
Buildings	75,743	75,815
Machinery and equipment	416,369	432,906
Construction in progress	27,116	29,129
Total property, plant and equipment	575,567	597,130
Less accumulated depreciation and amortization	335,006	323,511
Net property, plant and equipment	240,561	273,619
Goodwill	3,500	3,500
Operating lease right-of-use assets	45,241	—
Intangible and other assets, net	11,799	7,150
Total assets	$438,647	$474,366
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,233	$12,174
Accrued payroll and benefits	4,699	6,950
Accrued freight	2,728	2,434
Accrued utilities	751	1,012
Other accrued expenses	15,224	14,020
Notes payable, related parties	—	27,040
Long-term debt, current portion	—	15,733
Operating lease liabilities	11,522	—
Other current liabilities	2,181	1,192
Total current liabilities	48,338	80,555
Deferred income taxes	1,220	1,114
Long-term debt, net	62,236	45,650
Noncurrent operating lease liabilities	45,916	—
Other long-term liabilities	3,686	10,764
Shareholders' equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 29,369,707 and 27,710,861 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	294	277
Additional paid-in capital	138,936	132,080
Retained earnings	138,021	203,926
Total shareholders' equity	277,251	336,283
Total liabilities and shareholders' equity	$438,647	$474,366

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$43,505	$53,819	$134,062	$161,175
Cost of sales (exclusive of depreciation and amortization shown below)	41,183	50,514	$128,657	$152,303
Depreciation and amortization	7,657	8,058	22,371	24,793
Gross loss	(5,335)	(4,753)	(16,966)	(15,921)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	10,145	10,121	29,961	30,412
Depreciation and amortization	397	625	1,193	1,859
Loss on sale of Russia proppant business	—	—	—	350
Other operating expenses (income)	12,926	(718)	12,944	(777)
Operating loss	(28,803)	(14,781)	(61,064)	(47,765)
Other expense:
Interest expense, net	(1,700)	(2,292)	(6,064)	(6,393)
Other income, net	37	166	463	173
	(1,663)	(2,126)	(5,601)	(6,220)
Loss before income taxes	(30,466)	(16,907)	(66,665)	(53,985)
Income tax benefit	(1,038)	(171)	(1,038)	(164)
Net loss	$(29,428)	$(16,736)	$(65,627)	$(53,821)
Loss per share:
Basic	$(1.03)	$(0.62)	$(2.32)	$(2.00)
Diluted	$(1.03)	$(0.62)	$(2.32)	$(2.00)
Other information:
Dividends declared per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balances at January 1, 2019	$277	$132,080	$203,926	$336,283
Net loss	—	—	(19,994)	(19,994)
Shares sold under ATM program	9	3,366	—	3,375
Stock granted under restricted stock plan, net	4	(4)	—	—
Stock based compensation	—	710	—	710
Shares surrendered by employees to pay taxes	—	—	(278)	(278)
Balances at March 31, 2019	$290	$136,152	$183,654	$320,096
Net loss	—	—	(16,205)	(16,205)
Shares sold under ATM program	4	1,227	—	1,231
Modification of warrant	—	178	—	178
Stock granted under restricted stock plan, net	—	79	—	79
Stock based compensation	—	652	—	652
Balances at June 30, 2019	$294	$138,288	$167,449	$306,031
Net loss	—	—	(29,428)	(29,428)
Stock based compensation	—	648	—	648
Balances at September 30, 2019	$294	$138,936	$138,021	$277,251

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balances at January 1, 2018	$271	$125,715	$279,779	$405,765
Net loss	—	—	(22,272)	(22,272)
Stock granted under restricted stock plan, net	3	(3)	—	—
Stock based compensation	—	903	—	903
Shares surrendered by employees to pay taxes	—	—	(421)	(421)
Balances at March 31, 2018	$274	$126,615	$257,086	$383,975
Net loss	—	—	(14,812)	(14,812)
Shares sold under ATM program	3	2,846	—	2,849
Stock granted under restricted stock plan, net	—	320	—	320
Stock based compensation	—	820	—	820
Other	—	—	1	1
Balances at June 30, 2018	$277	$130,601	$242,275	$373,153
Net loss	—	—	(16,736)	(16,736)
Stock based compensation	—	777	—	777
Other	—	—	(1)	(1)
Balances at September 30, 2018	$277	$131,378	$225,538	$357,193

The accompanying notes are an integral part of these statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Operating activities
Net loss	$(65,627)	$(53,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,564	26,652
Amortization of debt issuance costs and original issue discount	1,248	513
Provision for doubtful accounts	396	145
Deferred income taxes	106	(167)
Loss (gain) on disposal or impairment of assets	12,948	(1,097)
Loss on sale of Russian proppant business	—	350
Noncash lease expense	24	—
Stock compensation expense	2,334	3,027
PIK repayment on notes payable, related parties	(2,040)	—
Change in fair value of derivative instruments	—	(1,974)
Changes in operating assets and liabilities:
Trade accounts and other receivables	13,385	(109)
Inventories	5,904	5,132
Prepaid expenses and other current assets	1,728	104
Accounts payable	(977)	(4,044)
Accrued expenses	522	(2,413)
Income tax receivable, net	(819)	92
Other, net	(85)	2,757
Net cash used in operating activities	(7,389)	(24,853)
Investing activities
Capital expenditures	(2,197)	(1,668)
Investment in PicOnyx	(1,092)	—
Issuance of Note from PicOnyx	(500)	—
Net proceeds from asset sales	839	5,233
Net cash (used in) provided by investing activities	(2,950)	3,565
Financing activities
Repayments on notes payable	(1,863)	(941)
Repayments on long-term debt	(14,533)	—
Repayments on notes payable, related parties	(25,000)	—
Proceeds from long-term debt	14,533	—
Proceeds from issuance of common stock under ATM program	4,606	2,849
Payment of debt issuance costs	(218)	—
Purchase of common stock	(279)	(421)
Net cash (used in) provided by financing activities	(22,754)	1,487
Net decrease in cash and cash equivalents and restricted cash	(33,093)	(19,801)
Cash and cash equivalents and restricted cash at beginning of period	83,317	78,385
Cash and cash equivalents and restricted cash at end of period	$50,224	$58,584
Supplemental cash flow information
Interest paid	$6,796	$6,751
Income taxes paid	$—	$—

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

The Company is currently producing ceramic technology proppants from its Eufaula, Alabama manufacturing facility and base ceramic proppants from its Eufaula, Alabama and Toomsboro, Georgia manufacturing facilities.  The Company also produces ceramic media at its McIntyre, Georgia and Eufaula, Alabama facilities.  The Company is also using its Toomsboro, Georgia facility for contract manufacturing.  In addition, the Company produces resin-coated ceramic proppants at its New Iberia, Louisiana facility.  Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to no longer purchase any frac sand under the existing contract with them.  The Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business.

The second phase of the retrofit of our Eufaula, Alabama plant with the new KRYPTOSPHERE® technology has been suspended until such time that market conditions improve enough to warrant completion.  As of September 30, 2019, the value of the assets relating to this project totaled approximately 87% of the Company’s total construction in progress and the project is approximately 75% complete.

On May 28, 2019, the Company entered into an agreement with PicOnyx, Inc. (“PicOnyx”) pursuant to which the Company agreed to provide certain services and contribute certain manufacturing assets to PicOnyx in exchange for 9.7 million shares of convertible preferred stock in PicOnyx.  At the Company’s election, the preferred stock can be converted into a pre-determined number of shares of common stock.  Additionally, the preferred stock has voting rights that give the Company approximately 22% of voting rights based on the number of outstanding shares of PicOnyx stock.  As part of its agreement with PicOnyx, the Company is also designated a seat on the PicOnyx Board of Directors.  The Company also holds a warrant to purchase additional shares from PicOnyx with a nominal exercise price in the event of certain qualified financings.   In addition, the Company entered into a Contract Manufacturing Services Agreement with PicOynx, pursuant to which the Company agreed to provide contract manufacturing services to PicOnyx for certain of its products.  Pursuant to the terms of the Subscription and Asset Contribution Agreement, the Company has agreed to lease certain property to PicOnyx.  The Company recorded its investment in PicOnyx at the fair value of the assets given up and liabilities assumed, which approximated the book value and which the Company believes represents the standalone selling price.  The fair value was estimated using equipment appraisals (Level 3 inputs as defined in ASC 820).  No gain or loss was recorded at inception.  Given that the Company’s investment in PicOnyx does not have a readily-determinable fair value, the Company measures the investment at cost, less any impairment, and will adjust the investment to fair value to the extent an observable price change for identical or similar investments of PicOnyx is identified.  No adjustments to the cost basis were recorded during the quarter ended September 30, 2019.  The net book value of the Company’s investment in PicOnyx is approximately $4,300 at September 30, 2019 and is recorded in Intangible and other assets, net on the consolidated balance sheet.  The transaction resulted in a non-cash change in Property, plant and equipment and Intangible and other assets, net of approximately $3,500 as well as a non-cash change in Accounts Payable and Intangible and other assets, net of approximately $400. PicOnyx represents a variable interest entity for which the Company holds a variable interest.  The Company does not consolidate PicOnyx as the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact PicOnyx’s economic performance.  In addition, the Company provided PicOnyx $500 in exchange for a convertible promissory note.  The note will automatically be converted to equity shares if certain qualified financings occur.  The convertible promissory note bears interest at 7.5% per year.  The note matures on the earlier of August 1, 2021 or the termination of the Contract Manufacturing Services Agreement.  The note is collateralized by all of the manufacturing assets the Company contributed to PicOnyx.  PicOnyx will sell M-Tone, an innovative family of unique, high performance black pigments which addresses customer needs for black pigments with higher performance and greater functionality that are more environmentally friendly than other available alternatives.

Going Concern

The Company continues to be subject to the ever-challenging North American oilfield environment, which has led to significant operating losses and negative operating cash flows in recent years.  While we anticipate that cash on hand will be sufficient to meet planned operating expenses and other cash needs for at least one year from the date of this Form 10-Q, our financial forecasts are based on estimates of customer demand, pricing and other variables, many of which are highly uncertain in the current volatile oilfield operating environment, and we have no committed sales backlog with our customers.  As a result, there is inherent uncertainty in our forecasts.  Our 2020 financial forecast currently reflects lower revenue relative to 2019 but improved gross margin and pretax losses as we expect a more profitable sales mix and expect to reduce our selling, general and administrative expenses. Our financial forecast also reflects periods during which our liquidity position will be below optimal operating levels and the Company will be required to closely monitor and manage its working capital position especially if actual operating results during the next 12 months vary from our financial forecast. In addition, if results are different from our financial forecast, we can further manage our cash outflows by reducing headcount, changing the cadence of production, and through working capital management.

Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  Although the Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, it expects to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract.  Given the existing North American oilfield market headwinds, expectations for these headwinds to continue into 2020, and the loss of revenues associated with this sand contract, there is an elevated risk associated with the Company meeting its financial forecast and the Company may ultimately conclude it is unable to continue as a going concern in a future period.  The accompanying unaudited financial statements, as of and for the periods ended September 30, 2019 contained in this Quarterly Report on Form 10-Q, have been prepared under the assumption that the Company will continue as a going concern as management concluded the Company will be able to satisfy its obligations as they come due during the one-year period following the issuance of the Form 10-Q.

As of September 30, 2019, we had cash and cash equivalents and restricted cash of $50.2 million, and we do not have access to a credit facility that provides us with access to additional liquidity.  During the nine months ended September 30, 2019, we utilized a portion of existing cash balances to fund the Company’s operations, as our cash flow from operations was negative $7.4 million.  The Company continues to focus on areas it can control, as well as planning for scenarios that may occur as a result of events outside of our control.  The Company is focused on initiatives to preserve, and improve, our cash position.  By protecting the balance sheet, the Company believes it can continue the strategic execution to diversify and grow outside the oilfield.  Some of the areas the Company can control are cost reductions and working capital management.

Due to our declining cash balance and negative cash flow and the ongoing difficult conditions in our industry, we are engaged in the consideration of various transactions and alternatives designed to improve our cash flow and liquidity to provide the Company with additional time to fully implement its transformation strategy, including (1) consummation of certain contemplated asset sales, (2) increasing our existing cash-generating businesses, (3) expanding into new profitable businesses as part of our transformation strategy, (4) modifying our capital structure and (5) reducing our expenditures.  No assurance can be given, however, that we will be able to implement any such transaction or alternative, on commercially reasonable terms or at all, and, even if we are successful in implementing such a transaction or alternative, such transaction or alternative may not be successful in increasing our cash from operations and liquidity.

The Company’s ability to continue as a going concern is dependent upon many factors including the Company’s ability to meet its financial forecast.  Therefore, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.

Should the Company be required to include a going concern paragraph in the year-end audit report issued by its independent registered public accounting firm and included in its audited financial statements for the year ended December 31, 2019, the existence of such paragraph would be considered a default under our Credit Agreement, and potentially an event of default if not waived by the lenders thereunder within 30 days after delivery of such financial statements. An event of default under the Credit Agreement would allow the lenders to declare the remaining balance of the loan outstanding, as well as a payment to make the lenders whole for interest that would have been payable over the entire remaining term of the loan, as due and payable in full and could trigger cross-defaults under other agreements, including our rail car and other leases, which could also result in the acceleration of those obligations by the counterparties to those agreements.

If a default or event of default occurs under our Credit Agreement or other obligations or if we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of obligations that are senior to our existing common stock in our capital structure. Implementation of a strategic transaction or alternative or a bankruptcy proceeding could impair unsecured creditors and place equity holders at risk of losing all or a portion of their interests in our company.

Deferred Taxes – Valuation Allowance

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred tax assets as of September 30, 2019 was $87,584.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.

Restricted Cash

A portion of the Company’s cash balance is restricted to its use in order to provide collateral primarily for letters of credit, corporate cards and funds held in escrow relating to the sale of its Millen plant.  As of September 30, 2019 and December 31, 2018, total restricted cash was $10,359 and $10,565, respectively.

Lower of Cost and Net Realizable Value Adjustments

As of September 30, 2019, the Company reviewed the carrying values of all inventories and concluded that no adjustments were warranted for finished goods and raw materials intended for use in the Company’s manufacturing process.  As discussed further below in Note 1, the Company abandoned certain proppant inventory which it determined would not be moved at the end of the lease term in December 2020.  The inventory had a cost basis of $531, and the Company recorded a $531 expense within other operating expenses on the accompanying statement of operations.

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling certain facilities, certain production costs have been expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the three months ended September 30, 2019 and 2018, the Company expensed $8,034 and $7,231, respectively, in production costs.  For the nine months ended September 30, 2019 and 2018, the Company expensed $22,380 and $23,788, respectively, in production costs.

Long-lived and Other Noncurrent Assets Impairment

The Company has temporarily idled production at various manufacturing facilities.  The Company does not assess temporarily idled assets for impairment unless events or circumstances indicate that the carrying amounts of those assets may not be recoverable. Short-term stoppages of production for less than one year do not generally significantly impact the long-term expected cash flows of the idled facility. As of September 30, 2019, the Company determined that the carrying amount of the assets located at one of its proppant distribution centers would not be recoverable as efforts to lease or sell the assets have not been successful due to its location. These assets are located on leased land.  The land lease was renegotiated during the third quarter of 2019 to reduce our monthly cost, as well as to revise the lease term to end in December 2020.  The Company does not expect to exercise the company renewal options.  At the expiration of the lease term in December 2020, any remaining assets would become the property of the lessor.  These distribution center assets were previously considered a general corporate asset that was evaluated for impairment in aggregate with other long-lived assets because it was built to distribute various products manufactured from multiple asset groups and was not built to service any one single asset group.  When the Company made the decision to abandon the facility, we then evaluated these distribution center assets separately as opposed to aggregated with other long-lived assets.  When the Company built this distribution center several years ago, it was originally intended to primarily distribute ceramic proppant in the Permian Basin.  Since then, the market for ceramic proppant in that region deteriorated with the majority of operators instead using inexpensive sand proppants.  Given that the Company was no longer able to utilize this distribution center for ceramic proppant, the Company leased the facility in 2017 to a third party who used it for transloading sand in the region.  During 2019, the market in the Permian Basin further shifted to very inexpensive in-basin sand that does not require the use of a distribution center, as the sand is trucked directly to the wellsite from the mine.  Further, during the third quarter of 2019, the lease with the third party expired and was not renewed.  Given these developments and the expectation for them to continue indefinitely, there is no business need for these distribution center assets in the region.  As we do not expect to renew the lease and efforts to locate a buyer have not been successful, the Company concluded to abandon the assets and has recorded an impairment of $8,101, recorded within other operating expenses on the statement of operations.  The Company wrote the assets down to a salvage value of $0 given that no interested buyers were identified while marketing the assets at scrap values.

In addition, the Company abandoned and wrote off $531 in inventory at this leased facility that we do not anticipate selling and expect to leave on site at the end of the lease term as it would be too costly to relocate, recorded within other operating expenses on the statement of operations.  In addition, several right of use operating lease assets were impaired during the quarter (see Note 4).  Other than the preceding, as of September 30, 2019, the Company concluded that there were no events or circumstances that would indicate that carrying amounts of its other long-lived and other noncurrent assets might be impaired.  However, as noted above, industry conditions continue to be challenging and the Company continues to monitor market conditions closely.  Further deterioration of market conditions could result in impairment charges being taken on the Company’s long-lived and other noncurrent assets, including the Company’s manufacturing plants, goodwill and intangible assets.  The Company will evaluate long-lived and other noncurrent assets for impairment at such time that events or circumstances indicate that carrying amounts might be impaired.  Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  Although the Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, it expects to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract, and this could result in additional impairments of long-lived assets during the fourth quarter of 2019 relating to our sand processing facility and certain right of use assets associated with leased railcars and a leased distribution center that was dedicated to the sand contract.  In addition, the Company previously recorded impairment charges on the assets used in its sand business and the carrying value of the long-lived assets was approximately $9,983 at September 30, 2019.  Further, the Company continues to explore ways to monetize assets.  Depending on the ultimate outcome of these contemplated asset sales, additional impairments or losses on the sale are possible.

Reclassification of Prior Period Amounts

Certain prior period financial information has been reclassified to conform to current period presentation.

2.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(29,428)	$(16,736)	$(65,627)	$(53,821)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—
Net loss available under the two-class method	$(29,428)	$(16,736)	$(65,627)	$(53,821)
Denominator:
Denominator for basic loss per share--weighted-average shares	28,642,839	27,169,301	28,245,170	26,964,330
Effect of dilutive potential common shares	—	—	—	—
Denominator for diluted loss per share--adjusted weighted-average shares	28,642,839	27,169,301	28,245,170	26,964,330
Basic loss per share	$(1.03)	$(0.62)	$(2.32)	$(2.00)
Diluted loss per share	$(1.03)	$(0.62)	$(2.32)	$(2.00)

3.	Natural Gas Derivative Instruments

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

During the three months ended September 30, 2019 and 2018, the Company recognized a gain on derivative instruments of $0 and $217, respectively, in cost of sales.  During the nine months ended September 30, 2019 and 2018, the Company recognized a gain on derivative instruments of $0 and $847, respectively, in cost of sales.

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

As a result of the underutilization of some of the Company’s assets, we rent or sublease certain assets to third parties, primarily consisting of a portion of our railroad equipment and distribution center assets.  During the quarter ended September 30, 2019, as discussed in Note 1, one of the sublease agreements for the land in the Permian Basin that one of the Company’s distribution centers is located on expired and the sublessee did not renew.  Efforts to locate a new sublessee have not been successful, and while the Company will continue to try to locate a sublessee prior to the lease expiration in December 2020, the Company abandoned this facility as of September 30, 2019.  In addition, the Company has been unable to locate sublessees for two other leased assets that the Company is no longer using.  These two facilities are located in the western portion of North Dakota in the Bakken region where the Company has not seen significant oilfield activity.  Attempts to sublease the facilities, which were built to suit the Company’s specific needs at the time of construction, have been unsuccessful.  Due to the location of these facilities, including the facilities in the Bakken and the Permian Basins, and the aforementioned industry conditions, the Company does not believe any of these three leased assets will be used by the Company during the lease term.  As discussed in Note 1, these distribution center assets were previously considered a general corporate asset that was evaluated for impairment in aggregate with other long-lived assets because they were built to distribute various products manufactured from multiple asset groups and was not built to service any one single asset group.  When the Company made the decision to abandon the facilities, we then evaluated these distribution center right of use assets separately as opposed to aggregated with other long-lived assets.  As a result, the Company has recorded an impairment of these right-of use assets totaling $3,886 recorded within other operating expenses on the statement of operations for the quarter-ended September 30, 2019, all related to the Company’s oilfield and industrial technologies and services segment.  The Company wrote these assets down to a salvage value of $0 because attempts to sublease the properties at nominal rental rates have been unsuccessful to date.  Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  Although the Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, it expects to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract.  As a result, additional impairments of certain right of use assets are possible during the fourth quarter of 2019.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and noncurrent operating lease liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of September 30, 2019, it is not reasonably certain that we will exercise any of these options.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.

The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$3,837	$11,806
Short-term lease cost	530	1,785
Sublease income (a)	(453)	(2,562)
Net lease cost	$3,914	$11,029

(a) As a result of the adoption of ASC 842, sublease income is classified within revenues for the three and nine months ended September 30, 2019. Prior to the adoption, sublease income was recorded as a reduction to cost of sales.  Sublease income for the three and nine months ended September 30, 2019 excludes rental income from owned assets of $324 and $1,122, respectively, which is recorded within revenues.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

2019	$4,234
2020	16,742
2021	15,957
2022	12,060
2023	9,209
Thereafter	16,451
Total lease payments	$74,653
Less: imputed interest	(17,130)
Present value of lease liabilities	$57,523

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

Other information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,342	$10,700
Leased assets obtained in exchange for new operating lease liabilities	54	54

For the nine months ended September 30, 2019, the weighted average remaining lease term was 5.4 years and the weighted average discount rate was 10.3%.

5.	Stock Based Compensation

On May 21, 2019, the shareholders approved the 2019 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”).  The 2019 Omnibus Incentive Plan replaces the Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (“A&R 2014 Plan”). Under the 2019 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  The amount paid under the 2019 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000.  Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 2,500,000 shares prior to the fifth anniversary of the effective date of the 2019 Omnibus Incentive Plan, plus (i) the number of shares that are forfeited, cancelled or returned and (ii) the number of shares subject to awards that are withheld by the Company or tendered by the participant to the Company to satisfy exercise price or tax withholding obligations in connection with awards other than options or stock appreciation rights.  No more than 100,000 shares may be granted to any single participant in any calendar year.  Equity-based awards may be subject to performance-based and/or service-based conditions.  With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant.  The maximum term of an option is ten years.  Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods.  As of

September 30, 2019, 2,455,000 shares were available for issuance under the 2019 Omnibus Incentive Plan.  Although the Company’s A&R 2014 Plan has been cancelled, unvested shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the nine months ended September 30, 2019 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at January 1, 2019	541,560	$12.14
Granted	468,984	$4.55
Vested	(246,675)	$12.74
Forfeited	(37,001)	$9.20
Nonvested at September 30, 2019	726,868	$7.19

As of September 30, 2019, there was $3,428 of total unrecognized compensation cost related to restricted shares granted under the now-cancelled A&R 2014 Plan.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the nine months ended September 30, 2019 was $1,011.  For restricted stock awards granted to certain executives of the Company, there is a holding period requirement of two years after the vesting date.  For the portion of such awards that are not expected to be withheld to satisfy tax withholdings, the grant date fair value for the January 2019 awards was discounted for the restriction of liquidity by 20.6%, which was calculated using the Finnerty model.

The Company made market-based cash awards to certain executives of the Company pursuant to the now-cancelled A&R 2014 Plan.  As of September 30, 2019, the total target award outstanding was $3,019.  The payout of awards can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.  During the nine months ended September 30, 2019, a total of $708 was paid relating to the 2016 grant, which was approximately 61% of the total target award. During the nine months ended September 30, 2018, a total of $526 was paid relating to the 2015 grant, which was approximately 76% of the total target award.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the now-cancelled A&R 2014 Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of September 30, 2019, there were 319,892 units of phantom stock granted to certain key employees, of which 115,020 have vested and 27,862 have been forfeited.  As of September 30, 2019, nonvested units of phantom stock to certain key employees had a total value of $425, a portion of which is accrued as a liability within Accrued Payroll and Benefits.  Compensation expense for these units of phantom stock will be recognized over the three-year vesting period.  In addition, during the three months ended September 30, 2019, the Company granted 6,370 shares of phantom stock to a non-employee director of the Company that will vest upon the director’s termination or retirement.  The amount of compensation expense recognized each period will be based on the fair value of the Company’s common stock at the end of each period.  As of September 30, 2019, the amount accrued for the non-employee director’s phantom stock was $15.

6.	Long-Term Debt and Notes Payable

On March 2, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), as last amended on June 20, 2019, with Wilks Brothers, LLC (the “Wilks”).  The Credit Agreement is a $65,000 facility maturing on December 31, 2022.  The Company’s obligations bear interest at 9.00% and are guaranteed by its two operating subsidiaries.  No principal repayments are required until maturity (except in certain circumstances), and there are no financial covenants.  In May 2019, the Company repaid $14,533 to the Wilks as a result of the required prepayment relating to the net cash proceeds from the sale of its Millen, Georgia facility.  On June 20, 2019, the Company entered into the Second Amendment to Amended and Restated Credit Agreement and Joinder (the “Amended Credit Agreement”) with the Wilks and a promissory note (“Equify Note”) with Equify Financial LLC, an affiliate of the Wilks, (“Equify”). By amending the previous credit agreement, the Company was able to reborrow the amount that was repaid in May 2019, such that the total outstanding principal remains at $65,000, but the Company’s repayment obligations are now split between the Wilks and Equify, at $33,000 and $32,000, respectively.  The interest rate of 9%, maturity on December 31, 2022, and the material terms and conditions for both loans remain the same.

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

As of September 30, 2019, the Company’s combined outstanding debt to Wilks and Equify under the Amended Credit Agreement and Equify Note was $65,000.   As of September 30, 2019, the fair value of the Company’s long-term debt approximated the carrying value.

Should the Company be required to include a going concern paragraph included in the year-end audit report issued by its independent registered public accounting firm included in its audited financial statements for the year ended December 31, 2019, the existence of such paragraph would be considered a default under our Credit Agreement, and potentially an event of default if not waived by the lenders thereunder within 30 days after delivery of such financial statements. An event of default under the Credit Agreement would allow the lenders to declare the remaining balance of the loan outstanding, as well as a payment to make the lenders whole for interest that would have been payable over the entire remaining term of the loan, as due and payable in full and could trigger cross-defaults under other agreements, including our rail car and other leases, which could also result in the acceleration of those obligations by the counterparties to those agreements.  If a default or event of default occurs under our Credit Agreement or other obligations or if we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of obligations that are senior to our existing common stock in our capital structure. Implementation of a strategic transaction or alternative or a bankruptcy proceeding could impair unsecured creditors and place equity holders at risk of losing all or a portion of their interests in our company.

As of September 30, 2019, the Company had $628 of unamortized debt issuance costs relating to the Credit Agreement and Amended Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  As a result of the May 2019 repayment, the Company wrote off approximately $137 of unamortized debt issuance costs relating to the Credit Agreement.  As a result of the June 2019 refinancing, the Company added approximately $218 to debt issuance costs resulting from an amendment fee paid directly to Wilks.  The Company had $7,889 and $2,625 in standby letters of credit issued through its banks as of September 30, 2019 and December 31, 2018, respectively, primarily as collateral relating to railcar leases and other obligations.

On March 2, 2017, in connection with entry into the Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitled the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $14.91 per share, payable in cash.  The Warrant was amended in connection with the Amended Credit Agreement and June 2019 refinancing to revise the exercise price to $4.00 and to extend the expiration date to December 31, 2024.   Based on the number of shares of the Company’s outstanding common stock as of September 30, 2019 and based upon the number of shares owned by Wilks as disclosed by Wilks on a Form 13D filing with the SEC on July 9, 2019, the Company estimates the Wilks own approximately 10.5% of the Company’s outstanding common stock, and should the Wilks fully exercise the Warrant to purchase an additional 523,022 shares, the Wilks would hold approximately 12.1% of the Company’s outstanding common stock.  Upon issuance of the Warrant, the Company recorded an increase to additional paid-in capital of $3,871.  Upon modification of the Warrant, the Company recorded an increase to additional paid-in capital of $178.  As a result of the May 2019 repayment, the Company wrote off approximately $609 of unamortized original issue discount.  As of September 30, 2019, the unamortized original issue discount was $2,136.

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

Interest cost for the nine months ended September 30, 2019 and 2018 was $6,121 and $6,482, respectively.  Interest cost primarily includes interest expense relating to the Company’s debts as well as amortization and the write-off of debt issuance costs and amortization of the original issue discount associated with the Amended Credit Agreement and Warrant.

7.	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance.  This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which simplifies the implementation by allowing entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented.  The Company adopted this guidance effective January 1, 2019 without adjusting the comparative periods.  In addition, the Company elected the package of practical expedients permitted under the guidance, which among other things, allowed the Company to carry forward the historical lease classification.  As of September 30, 2019, the Company’s operating lease ROU asset was $45,241 and its total lease liability was $57,438.  In addition, upon implementation, the Company’s deferred rent balances, recorded primarily within other long-term liabilities and accrued expenses as of December 31, 2018, of approximately $8,300 were removed and recorded to the lease liability.  The Company has implemented a lease accounting system for accounting for leases under the new standard.  There were no significant impacts to the consolidated statement of operations and consolidated statement of cash flows upon implementation.  See Note 4 for additional information.

8.	Equity Offering

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  The Company’s Form S-3 Registration Statement filed on May 20, 2016 has since expired, and as a result, we cannot sell additional common stock under the ATM program until a new Form S-3 Registration Statement is effective.  During the nine months ended September 30, 2019, the Company sold a total of 1,250,000 shares of its common stock under the ATM program for $4,713, or an average of $3.77 per share, and received proceeds of $4,607, net of commissions of $106.  As of September 30, 2019, the Company had sold a total of 4,955,936 shares of its common stock under the ATM program for $54,240, or an average of $10.94 per share, and received proceeds of $53,019, net of commissions of $1,220.  The most recent sales under the ATM program occurred on April 4, 2019.

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

Summarized financial information for the Company’s operating segments for the three and nine months ended September 30, 2019 and 2018 is shown in the following tables.  Intersegment sales are not material.

	Oilfield and Industrial Technologies and Services	Environmental Technologies and Services	Total
	($ in thousands)
Three Months Ended September 30, 2019
Revenue from external customers	$37,274	$6,231	$43,505
(Loss) income before income taxes	(30,545)	79	(30,466)
Depreciation and amortization	7,782	272	8,054
Three Months Ended September 30, 2018
Revenue from external customers	$44,595	$9,224	$53,819
(Loss) income before income taxes	(17,904)	997	(16,907)
Depreciation and amortization	8,372	311	8,683
Nine Months Ended September 30, 2019
Revenue from external customers	$113,274	$20,788	$134,062
(Loss) income before income taxes	(67,314)	649	(66,665)
Depreciation and amortization	22,747	817	23,564
Nine Months Ended September 30, 2018
Revenue from external customers	$136,850	$24,325	$161,175
(Loss) income before income taxes	(56,217)	2,232	(53,985)
Depreciation and amortization	25,755	897	26,652

10.	Disaggregated Revenue
The following table disaggregates revenue by product line:
	Three Months Ended		Nine Months Ended
	September 30		June 30
	2019	2018	2019	2018
Oilfield and Industrial Technologies and Services segment
Technology products and services	$9,540	$12,922	$25,155	$35,578
Industrial products and services	4,046	4,153	11,914	10,714
Base ceramic and sand proppants	22,911	27,520	72,521	90,558
Sublease and rental income	777	—	3,684	—
	37,274	44,595	113,274	136,850
Environmental Technologies and Services segment	6,231	9,224	20,788	24,325
	$43,505	$53,819	$134,062	$161,175

Sales of oilfield technology products and services, consulting services, and FracPro software are included within Technology products and services.  Sales of industrial ceramic products, industrial technology products and contract manufacturing are included within Industrial products and services.  Sales of oilfield base ceramic and sand proppants, as well as railcar usage fees are included within Base ceramic and sand proppants.  Sublease and rental income primarily consist of the sublease of certain railroad equipment and rental income related to leases on some of our underutilized distribution center assets.  As a result of the adoption of ASC 842 as of January 1, 2019, these amounts were classified within revenues during the three and nine months ended September 30, 2019.  These amounts were classified as a reduction of costs for the same periods in 2018.  See Note 4.

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

Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  Although the Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, it expects to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract.

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

Oilfield ceramic technology products, base ceramic proppant and frac sand proppant are manufactured and sold to pressure pumping companies and oil and gas operators for use in the hydraulic fracturing of natural gas and oil wells.  Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells.  The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation.  A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops.  The proppant filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.  As discussed in Industry Conditions, below, we plan to idle all of our sand operations during the fourth quarter of 2019.

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

Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  The Company plans to idle all of its sand operations in the fourth quarter of 2019. Please refer to Part IIA, Item 1A for further discussion.

The North American oilfield environment continues to be extremely challenging, and activity declines accelerated during the third and into the fourth quarter of 2019.  Given these market conditions, including expectations for these headwinds to persist going forward, we continue to be laser focused on initiatives to preserve, and improve, our cash position.  By protecting the balance sheet, we believe we can continue the strategic execution of our transformation strategy to diversify and grow outside of the oilfield.  In order to accomplish this goal, we will focus on the following: asset dispositions, significant cost reductions, increasing our cash-generating businesses and potential modifications to our capital structure.

Further operational cost reductions will be sought through negotiations with our suppliers.  If these negotiations are successful, we expect a significant improvement in our cash outlays in 2020 and beyond.  On the SG&A front, we are targeting SG&A reductions of approximately 20% in 2020.

Given that significant challenges exist across the oilfield industry, we plan to continue building a diversified and enduring company, one based on our four key strengths in materials science, manufacturing, technology solutions and the customer experience.  To execute on our transformation strategy, we are taking steps to expand into product platforms that leverage these critical strengths.  The industries we are targeting are large and we believe that our existing manufacturing capacity and product development capabilities will facilitate growth in these markets.  The contract we have recently entered into, and the opportunities in front of us, are related to agriculture products, which we believe provide a solid foundation to build upon.

Ultimately, we are seeking to create a balanced end-market company portfolio that can minimize the extreme volatility witnessed in the oil and gas industry.  Acquisition targets are currently being evaluated with a focus on companies that have an established technology-based product portfolio, are currently generating EBITDA and with a solid runway for future growth.

Through our wholly-owned subsidiary StrataGen, Inc., we promote increased production and EUR of oil and natural gas by selling a widely used fracture stimulation software under the brand FracPro, and providing fracture design and consulting services to oil and natural gas E&P companies under the brand StrataGen.

FracPro provides a suite of stimulation software solutions used for designing fracture treatments and for on-site real-time analysis and data acquisition.  Use of FracPro enables our clients to optimize reservoir stimulation to enhance oil and gas production.  FracPro has been integrated with third-party reservoir simulation software, furthering its reach and utility.  During the third quarter of 2019, we launched FracPro.AI, a real-time frac data visualization platform that enables monitoring and evaluation of well performance.

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

Industry Conditions

During the three months ended September 30, 2019, the average price of West Texas Intermediate (“WTI”) crude oil decreased 19% to $56.37 per barrel compared to $69.76 per barrel during the same period in 2018.  The average North American rig count decreased 16% during the three months ended September 30, 2019 to 1,051 rigs compared to 1,259 rigs during the same period in 2018.  Commodity prices remain at significantly lower levels than prior to the severe industry downturn that began in late 2014, which has not encouraged a broad move away from low-cost completions.  E&P operators that are existing or target customers of ours continued to use more frac sand than ceramic or resin-coated proppants as a percentage of overall proppant consumption during the three months ended September 30, 2019.  In addition, customers’ shift to less expensive sand from the recent expansion of competitor regional sand supply has negatively impacted our frac sand revenue.  We expect this trend to continue as our customers are under increasing pressure to consider lower up-front cost alternatives in the current commodity price environment, notwithstanding the superior performance results of our ceramic products.  Further, subsequent to September 30, 2019, we were notified that our largest frac sand client intends to discontinue purchases of frac sand under its existing contract with us.  Although we plan to idle all of our sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, we expect to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract.

Current demand for proppant is extremely challenging.  Most of our oilfield products and services depend primarily on the supply of and demand for oil and natural gas, as well as on the number of natural gas and oil wells drilled, completed or re-completed worldwide.  More specifically, the demand for most of our products and services is dependent on the number of oil and natural gas wells that are hydraulically fractured to stimulate production.  The demand for our products and services is also dependent on the commodity price of oil and natural gas, and lower commodity prices result in fewer purchases of our premium products.  In addition, our results of operations are also significantly affected by a host of other factors, including but not limited to (a) rig counts, (b) well completions activity, which is not necessarily correlated with rig count, (c) customer preferences, (d) new product and technology adoption, (e) imports and competition, (f) changes in the product mix of what we sell, (g) costs of developing our products and services and running our business, and (h) changes in our strategy and execution.

The North American oilfield environment activity declines accelerated during the third quarter of 2019, and we expect these headwinds to persist going forward.

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

We account for our leases in accordance with the requirements of ASC 842, Leases.  We determine if an arrangement is a lease at inception.  Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.  Operating leases are included in operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities on our consolidated balance sheets. Sublease and rental income are recognized as revenue on the consolidated statement of operations.

Results of Operations

Three Months Ended September 30, 2019

Revenues.  Oilfield and Industrial Technologies and Services segment revenues of $37.2 million for the three months ended September 30, 2019 decreased 16% compared to $44.6 million for the same period in 2018.  The decrease was mainly attributable to decreases in base ceramic and technology products sales.  These decreases were partially offset by an increase in sand-related revenue, industrial ceramic sales and additional sublease and rental income.  As a result of the adoption of ASC 842 as of January 1, 2019, sublease and rental income was classified within revenues during the three months ended September 30, 2019.  These amounts were classified as a reduction of costs for the same period in 2018.  Despite the overall decrease in base ceramic revenue, with base ceramic proppant domestic sales continuing to decline, our international base ceramic revenue increased to 85% of our total base ceramic revenue for the three months ended September 30, 2019 compared to 41% for the same period in 2018.  Industrial ceramic product sales increased 20% year-on-year.  Contract manufacturing revenue decreased 40% year-on-year.  Contract manufacturing projects are inherently lumpy at this stage in our transformation process.  We continue to work with clients on their product development and finalizing long term contracts.  Oilfield ceramic technology related products experienced growth in KRYPTOSPHERE LD and KRYPTOSPHERE XT, however overall revenue decreased 30% year-on-year primarily related to a decline in KRYPTOSPHERE HD sales offshore.  The Company continues to see delays in its KRYPTOSPHERE HD sales due to operational issues on specific wells in the Gulf of Mexico.  This anticipated work scheduled during the second half of 2019 is now slated for the first quarter of 2020.

Environmental Technologies and Services segment revenues of $6.2 million for the three months ended September 30, 2019 decreased 32% compared to $9.2 million in the same period in 2018.  The decrease was mainly attributable to a decrease in oil and natural gas industry activity as well as increased competition.

Gross Loss.  Oilfield and Industrial Technologies and Services segment gross loss for the three months ended September 30, 2019 was $6.1 million, or 16% of revenues, compared to gross loss of $6.6 million, or 15% of revenues, for the same period in 2018.  Gross loss was affected primarily due to changes in sales mix.

Environmental Technologies and Services segment gross profit for the three months ended September 30, 2019 was $0.8 million compared to $1.8 million for the same period in 2018.  This decrease in gross profit was primarily the result of the decrease in sales for the period.

Depreciation and amortization expense was $7.7 million for the three months ended September 30, 2019 compared to $8.1 million for the same period in 2018.  This decrease was primarily due to the sale of our Millen facility during the fourth quarter of 2018, asset sales, and assets becoming fully depreciated.

Selling, General and Administrative (SG&A) and Other Operating Expense (Income).  Oilfield and Industrial Technologies and Services segment SG&A (exclusive of depreciation and amortization) totaled $9.5 million for the three months ended September 30, 2019 compared to $9.4 million for the same period in 2018.  Consolidated depreciation and amortization was down $0.2 million to $0.4 million for the three months ended September 30, 2019 compared to $0.6 million for the same period in 2018, primarily due to certain assets becoming fully depreciated or fully amortized.  Consolidated other operating expense for the three months ended September 30, 2019 was $12.9 million, primarily related to impairments of certain distribution center assets, compared to other operating income of $0.7 million for the same period in 2018 primarily related to gains on asset sales.

Environmental Technologies and Services segment SG&A (exclusive of depreciation and amortization) was down $0.1 million to $0.6 million for the three months ended September 30, 2019 compared to $0.7 million for the same period in 2018.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of September 30, 2019 was $87.6 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As a result, income tax benefit was $1.0 million for the three months ended September 30, 2019 compared to income tax benefit of $0.2 million for the same period in 2018, primarily related to an additional income tax refund the Company expects to receive in 2020.

Nine Months Ended September 30, 2019

Revenues.  Oilfield and Industrial Technologies and Services segment revenues of $113.3 million for the nine months ended September 30, 2019 decreased 17% compared to $136.9 million for the same period in 2018.  The decrease was mainly attributable to decreases in base ceramic and frac sand and technology products sales.  These decreases were partially offset by increases in industrial products sales and sublease and rental income.  As a result of the adoption of ASC 842 as of January 1, 2019, sublease and rental income was classified within revenues during the nine months ended September 30, 2019.  These amounts were classified as a reduction of costs for the same period in 2018.  Despite the overall decrease in base ceramic revenue, our international base ceramic revenue increased to 62% of total base ceramic revenue for the nine months ended September 30, 2019 compared to 35% for the same period in 2018.  Industrial ceramic product sales increased 13% year-on-year.  Contract manufacturing revenue increased 4% year-on-year.  Contract manufacturing projects are inherently lumpy at this stage in our transformation process.  We continue to work with clients on their product development and finalizing long term contracts.  Oilfield ceramic technology related products revenue decreased 31% year-on-year primarily related to a decline in KRYPTOSPHERE HD sales.  We continue to see delays in our KRYPTOSPHERE HD sales due to operational issues on specific wells in the Gulf of Mexico.  This anticipated work scheduled during the second half of 2019 is now slated for the first half of 2020.

Environmental Technologies and Services segment revenues of $20.8 million for the nine months ended September 30, 2019 decreased 15% compared to $24.3 million in the same period in 2018.  The decrease was mainly attributable to a decrease in oil and natural gas industry activity as well as increased competition.

Gross Loss.  Oilfield and Industrial Technologies and Services segment gross loss for the nine months ended September 30, 2019 was $19.7 million, or 17% of revenues, compared to gross loss of $20.5 million, or 15% of revenues, for the same period in 2018.  Gross loss improved primarily due to changes in sales mix.

Environmental Technologies and Services segment gross profit for the nine months ended September 30, 2019 was $2.7 million compared to $4.6 million for the same period in 2018.  This decrease in gross profit was primarily the result of the decrease in sales for the period.

Depreciation and amortization expense was $22.4 million for the nine months ended September 30, 2019 compared to $24.8 million for the same period in 2018.  This decrease was primarily due to the sale of our Millen facility during the fourth quarter of 2018, asset sales, and assets becoming fully depreciated.

Selling, General and Administrative (SG&A) and Other Operating Expense.  Oilfield and Industrial Technologies and Services segment SG&A (exclusive of depreciation and amortization) totaled $28.0 million for the nine months ended September 30, 2019 compared to $28.4 million for the same period in 2018.  Consolidated depreciation and amortization was down $0.7 million to $1.2 million for the nine months ended September 30, 2019 compared to $1.9 million for the same period in 2018, primarily due to certain assets becoming fully depreciated or fully amortized.  The $0.35 million loss on the sale of our Russian proppant business for the nine months ended September 30, 2018 was related to settling the receivable owed to us from the buyer of our Russian proppant business.  Consolidated other operating expense for the nine months ended September 30, 2019 was $12.9 million, primarily related to impairments of certain distribution center assets compared to other operating income of $0.8 million for the same period in 2018 primarily related to gains on asset sales.

Environmental Technologies and Services segment SG&A (exclusive of depreciation and amortization) was flat at $2.0 million for the nine months ended September 30, 2019 compared to the same period in 2018.

Income Taxes.  Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, provides that the carrying value of deferred tax assets should be reduced by the amount not expected to be realized.  A company should reduce deferred tax assets by a valuation allowance if, based on the weight of all available evidence, it is not more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  ASC 740 requires all available evidence, both positive and negative, be considered to determine whether a valuation allowance for deferred tax assets is needed in the financial statements.  Additionally, there can be statutory limitations and losses also assessed on the deferred tax assets should certain conditions arise.  As a result of the significant decline in oil and gas activities and net losses incurred over the past several years, we believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Our valuation allowance against a portion of our deferred taxes as of September 30, 2019 was $87.6 million.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  As a result, income tax benefit was $1.0 million for the nine months ended September 30, 2019 compared to income tax benefit of $0.2 million for the same period in 2018, primarily related to an additional income tax refund the Company expects to receive in 2020.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents and restricted cash of $50.2 million compared to cash and cash equivalents and restricted cash of $83.3 million at December 31, 2018.  Uses of cash included $7.4 million used in operating activities, $3.0 million for investing activities, and $22.8 million used in financing activities.

We estimate our total capital expenditures for the remainder of 2019 will be less than $1.0 million.  In April 2019, we repaid the Notes with two of our directors totaling $27 million.  During the second quarter of 2019, we entered into an amended credit agreement with the Wilks Brothers, LLC and a promissory note entered into with Equify Financial LLC, an affiliate of the Wilks.  The outstanding principal balance remains at $65 million, but the Company’s repayment obligations are now split between the Wilks and Equify, at $33 million and $32 million, respectively.  The interest rate of 9%, maturity on December 31, 2022, and the material terms and conditions for both loans remain the same.  By amending the previous credit agreement, we were able to reborrow the net cash proceeds from the sale of our Millen, Georgia facility that otherwise were used to pay down the credit facility following the completion of the sale.

The Company continues to be subject to the ever-challenging North American oilfield environment, which has led to significant operating losses and negative operating cash flows in recent years.  While we anticipate that cash on hand will be sufficient to meet planned operating expenses and other cash needs for at least one year from the date of this Form 10-Q, our financial forecasts are based on estimates of customer demand, pricing and other variables, many of which are highly uncertain in the current volatile oilfield operating environment, and we have no committed sales backlog with our customers.  As a result, there is inherent uncertainty in our forecasts.  Our 2020 financial forecast reflects lower revenue relative to 2019 but improved gross margin and pretax losses as we expect a more profitable sales mix and expect to reduce our selling, general and administrative expenses. Our financial forecast also reflects periods during which our liquidity position will be below optimal operating levels and the Company will be required to closely monitor and manage its working capital position especially if actual operating results during the next 12 months vary from our financial forecast. In addition, if results are different from our financial forecast, we can further manage our cash outflows by reducing headcount, changing the cadence of production, and working capital management.

Subsequent to September 30, 2019, the Company was notified that its largest frac sand client intends to discontinue purchases of frac sand under its existing contract with the Company.  Although the Company plans to idle all of its sand operations in the fourth quarter of 2019, and will evaluate alternatives for the sand business, it expects to continue to incur a significant amount of fixed cash costs associated with the rail cars and distribution center dedicated to this contract.  Given the existing North American oilfield market headwinds, expectations for these headwinds to continue into 2020, and the loss of revenues associated with this sand contract, there is an elevated risk associated with the Company meeting its financial forecast and the Company may ultimately conclude it is unable to continue as a going concern in a future period.  The accompanying unaudited financial statements, as of and for the periods ended September 30, 2019 contained in this Quarterly Report on Form 10-Q, have been prepared under the assumption that the Company will continue as a going concern as management concluded the Company will be able to satisfy its obligations as they come due during the one-year period following the issuance of the Form 10-Q.

The Company continues to focus on areas it can control, as well as planning for scenarios that may occur as a result of events outside of our control.  The Company is focused on initiatives to preserve, and improve, our cash position.  By protecting the balance sheet, the Company believes it can continue the strategic execution to diversify and grow outside the oilfield.  Some of the areas the Company can control are cost reductions and working capital management.

Due to our declining cash balance and negative cash flow and the ongoing difficult conditions in our industry, we are engaged in the consideration of various transactions and alternatives designed to improve our cash flow and liquidity to provide the Company with additional time to fully implement its transformation strategy, including (1) consummation of certain contemplated asset sales, (2) increasing our existing cash-generating businesses, (3) expanding into new profitable businesses as part of our transformation strategy, (4) modifying our capital structure and (5) reducing our expenditures.  No assurance can be given, however, that we will be able to implement any such transaction or alternative, on commercially reasonable terms or at all, and, even if we are successful in implementing such a transaction or alternative, such transaction or alternative may not be successful in increasing our cash from operations and liquidity.

The Company’s ability to continue as a going concern is dependent upon many factors including the Company’s ability to meet its financial forecast. Therefore, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.

Should the Company be required to include a going concern paragraph in the year-end audit report issued by its independent registered public accounting firm and included in its audited financial statements for the year ended December 31, 2019, the existence of such paragraph would be considered a default under our Credit Agreement, and potentially an event of default if not waived by the lenders thereunder within 30 days after delivery of such financial statements. An event of default under the Credit Agreement would allow the lenders to declare the remaining balance of the loan outstanding, as well as a payment to make the lenders whole for interest that would have been payable over the entire remaining term of the loan, as due and payable in full and could trigger cross-defaults under other agreements, including our rail car and other leases, which could also result in the acceleration of those obligations by the counterparties to those agreements.

If a default or event of default occurs under our Credit Agreement or other obligations or if we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of obligations that are senior to our existing common stock in our capital structure. Implementation of a strategic transaction or alternative or a bankruptcy proceeding could impair unsecured creditors and place equity holders at risk of losing all or a portion of their interests in our company.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2019.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not historical statements, including statements regarding our future financial and operating performance and liquidity and capital resources, are forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may”, “will”, “estimate”, “intend”, “continue”, “believe”, “expect”, “anticipate”, “should”, “could”, “potential”, “opportunity”, or other similar terminology.  All forward-looking statements are based on management's current expectations and estimates, which involve risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements.  Among these factors are:

•	changes in the cost of raw materials and natural gas used in manufacturing our products;
•	risks related to our ability to access needed cash and capital;
•	the possibility we conclude that we are not able to continue as a going concern;
•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•	our ability to manage distribution costs effectively;
•	our ability to successfully implement strategic changes in our business and the liquidity-enhancing transactions described herein, including contemplated asset sales;
•	changes in demand and prices charged for our products;
•	changes in the demand for, or price of, oil and natural gas;
•	changes in overall economic conditions;
•	technological, manufacturing and product development risks;
•	our dependence on and loss of key customers and end users;
•	potential declines or increased volatility in oil and natural gas prices that adversely affect our customers, the energy industry or our production costs;
•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that could reduce demand for our products and services;
•	seasonal sales fluctuations;
•	an increase in competition in the proppant market, including imports from foreign countries;
•	logistical and distribution challenges relating to certain resource plays that do not have the type of infrastructure systems that are needed to efficiently support oilfield services activities;
•	the development of alternative stimulation techniques that would not benefit from the use of our existing products and services, such as extraction of oil or gas without fracturing;
•	changes in foreign and domestic governmental regulations, including environmental restrictions on operations and regulation of hydraulic fracturing;
•	increased regulation of emissions from our manufacturing facilities;
•	the development and utilization of alternative proppants for use in hydraulic fracturing;
•	general global economic and business conditions;
•	weather-related risks;
•	changes in foreign and domestic political and legislative risks;
•	risks of war and international and domestic terrorism;
•	risks associated with foreign operations and foreign currency exchange rates and controls;
•	the potential expropriation of assets by foreign governments; and
•	other risks and uncertainties.

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

As of September 30, 2019, management had carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following updated risk factor should be considered in addition to our risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Company may not be able to continue as a going concern.

As of September 30, 2019, we had cash and cash equivalents and restricted cash of $50.2 million, and we do not have access to a credit facility that provides us with access to additional liquidity.  During the nine months ended September 30, 2019, we utilized a portion of existing cash balances to fund the Company’s operations, as our cash flow from operations was negative $7.4 million.  Due to our declining cash balance and negative cash flow and the ongoing difficult conditions in our industry, we are engaged in the consideration of various transactions and alternatives designed to improve our cash flow and liquidity to provide the Company with additional time to fully implement its transformation strategy, including (1) consummation of certain contemplated asset sales, (2) increasing our existing cash-generating businesses, (3) expanding into new profitable businesses as part of our transformation strategy, (4) modifying our capital structure and (5) reducing our expenditures.  No assurance can be given, however, that we will be able to implement any such transaction or alternative, on commercially reasonable terms or at all, and, even if we are successful in implementing such a transaction or alternative, such transaction or alternative may not be successful in increasing our cash from operations and liquidity.

The accompanying unaudited financial statements, as of and for the periods ended September 30, 2019 contained in this Quarterly Report on Form 10-Q, have been prepared under the assumption that the Company will continue as a going concern as management concluded the Company will be able to satisfy its obligations as they come due during the one-year period following the issuance of the Form 10-Q.  The Company’s ability to continue as a going concern is dependent upon many factors including the Company’s ability to meet its financial forecast. Therefore, the accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.

Should the Company be required to include a going concern paragraph in the year-end audit report issued by its independent registered public accounting firm and included in its audited financial statements for the year ended December 31, 2019, the existence of such paragraph would be considered a default under our Credit Agreement, and potentially an event of default if not waived by the lenders thereunder within 30 days after delivery of such financial statements. An event of default under the Credit Agreement would allow the lenders to declare the remaining balance of the loan outstanding, as well as a payment to make the lenders whole for interest that would have been payable over the entire remaining term of the loan, as due and payable in full and could trigger cross-defaults under other agreements, including our rail car and other leases, which could also result in the acceleration of those obligations by the counterparties to those agreements.

If a default or event of default occurs under our Credit Agreement or other obligations or if we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of obligations that are senior to our existing common stock in our capital structure. Implementation of a strategic transaction or alternative or a bankruptcy proceeding could impair unsecured creditors and place equity holders at risk of losing all or a portion of their interests in our company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases of Common Stock during the quarter ended September 30, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May be Purchased Under the Plan(1)
07/01/19 to 07/31/19	—	—	—	2,000,000
08/01/19 to 08/31/19	—	—	—	2,000,000
09/01/19 to 09/30/19	—	—	—	2,000,000
	—		—

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBO CERAMICS INC.

/s/ Gary A. Kolstad
Gary A. Kolstad
President and Chief Executive Officer

/s/ Ernesto Bautista III
Ernesto Bautista III
Chief Financial Officer

Date: November 8, 2019