Form 10-K
period 2019-12-31
CARBO CERAMICS INC
filed 2020-05-15
CIK 1009672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRRTQ	N/A *

* On March 31, 2020, CARBO Ceramic Inc.’s common stock began being quoted on the OTC Pink marketplace.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2019, as reported on the New York Stock Exchange, was approximately $24,740,589.  Shares of Common Stock held by each director and executive officer and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 4, 2020, the Registrant had 29,214,687 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

As used herein, “Company”, “we”, “our” and “us” may refer to CARBO Ceramics Inc. (“CARBO”) and/or its consolidated subsidiaries.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On March 29, 2020 (the “Petition Date”), CARBO and its direct wholly owned subsidiaries Asset Guard Products Inc. (“AGPI”) and StrataGen, Inc. (“StrataGen,” and together with CARBO and AGPI, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Chapter 11 proceedings are being jointly administered under the caption In re CARBO Ceramics Inc, et al. (the “Chapter 11 Cases”).

On March 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with the holders of all of the loans outstanding under the Amended and Restated Credit Agreement, dated as of March 2, 2017 (as amended, the “Credit Agreement”), by and among CARBO, as borrower, AGPI and StrataGen, as guarantors, Wilks Brothers, LLC, as administrative agent and lender (“Wilks”), Equify Financial, LLC (“Equify”), as lender (together with Wilks, the “Supporting Lenders”) that sets forth the terms of a prenegotiated Chapter 11 plan of reorganization (the “Plan”) pursuant to which, among other things and subject to the terms and conditions of the RSA, each Supporting Lender will receive its pro rata share of 100% of the equity interests in a reorganized CARBO entity (“Reorganized CARBO” and such interests, the “Reorganized CARBO Interests”) in exchange for its secured claims under the Credit Facility and its claims under the DIP Facility described below, except to the extent such DIP Facility claims (the “DIP Facility Claims”) are converted into borrowings under an exit credit facility, with Reorganized CARBO retaining (i) 100% of the equity interests in a reorganized AGPI entity and (ii) 100% of the equity interests in a reorganized StrataGen entity.  In addition, pursuant to the Plan, a liquidating trust (the “Liquidating Trust”) will be established for the benefit of general unsecured creditors.  The Supporting Lenders will contribute $100,000 to fund the costs of administering the Liquidating Trust, and any avoidance actions that are not otherwise released under the Plan will be transferred to the Liquidating Trust. The Chapter 11 Cases and the restructuring transactions contemplated by the RSA and the Plan (collectively, the “Restructuring”) are expected to result in the cancellation of CARBO’s common stock.  The Debtors filed the Plan with the Bankruptcy Court on April 8, 2020.

Since the commencement of the Chapter 11 Cases, each of the Debtors has continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Petitions constituted an event of default that accelerated the Debtors’ obligations under the Credit Agreement.  However, under the Bankruptcy Code, the Supporting Lenders are stayed from taking any action against the Debtors as a result of this event of default.

Debtor-in-Possession Financing

On March 30, 2020, the Debtors entered into the DIP Credit Agreement with the DIP Facility Lenders providing for a $15 million DIP Facility. On March 30, 2020, the Bankruptcy Court granted interim approval of the Debtors’ motion to approve the DIP Facility, including the DIP Credit Agreement, and the borrowing by CARBO of up to $5 million of loans thereunder between March 30, 2020 and the Bankruptcy Court’s entry of a final order approving the DIP Facility and DIP Credit Agreement.

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain customary exclusions and carve-outs. Borrowings under the DIP Facility will mature August 29, 2020 (the “Maturity Date”) and will bear interest at a rate of 8.00% per annum.  For more information regarding the DIP Credit Agreement and DIP Facility, see “Part I―Business―Recent Developments―Debtor-in-Possession Financing”.  The DIP Credit Agreement also provides for the payment of certain fees, including an unused commitment fee and upfront fee, as well as a DIP fee to be paid to the DIP Facility Lenders in the event the Debtors enter into an alternative debtor-in-possession financing arrangement with financial institutions other than the DIP Facility Lenders in lieu of the DIP Facility. Interest and any other amounts that become due under the DIP Facility will be paid in cash. The proceeds of the DIP Facility, including the Interim Period Borrowings, will be used to pay fees, expenses and other expenditures of the Debtors to be set forth in rolling budgets prepared in connection with the Chapter 11 Cases, subject to the approval of the DIP Facility Lenders and certain stipulated exceptions.

The DIP Credit Agreement terminates on the earliest of: (a) the Maturity Date; (b) the effective date of any Acceptable Plan or any other Chapter 11 Plan (each as defined in the DIP Credit Agreement); (c) the entry of an order for the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (d) the entry of an order for the dismissal of any of the Chapter 11 Cases; and (e) at the election of the DIP Facility Lenders, the date on which any event of default under the DIP Credit Agreement is continuing.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $2,500,000 as of the last day of any calendar month following the effective date. On March 29, 2020, in connection with the filing of the Chapter 11 Cases, the Debtors entered into a commitment letter with Wilks (the “Commitment Letter”).

On April 8, 2020, the Debtors filed the Plan and a Disclosure Statement for the Debtors’ Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”).

Additional information about the Chapter 11 Cases, including the Plan, the Disclosure Statement and motions, orders and other court filings relating thereto, may be obtained by visiting http://dm.epiq11.com/Carbo or by calling 1-866-897-6433 (Toll Free) or 1-646-282-2500 (International).  The above-mentioned motions and procedures are also available on the docket of the Chapter 11 Cases, which can be accessed via PACER at https://www.pacer.gov.

Going Concern and Financial Reporting in Reorganization

As a result of our financial condition, the defaults under our Credit Agreement and the risk and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 1 to the Consolidated Financial Statements.

Listing and Trading of our Common Stock

Our common stock traded on the New York Stock Exchange (the “NYSE”) under the symbol “CRR” until December 20, 2019, at which time trading in our common stock on the NYSE was suspended due to our inability to satisfy the continued listing requirements of the NYSE. Trades in our common stock began being quoted on the OTCQB Market on December 23, 2019 under the symbol “CRRT”.  As a result of the filing of the Chapter 11 Cases, our stock was removed from the OTCQB Market on March 31, 2020 and is currently quoted on the OTC Pink marketplace under the trading symbol “CRRTQ”.

General

The Company is a global technology company that provides products and services to the oil and gas, industrial, and environmental markets to enhance value for its clients.  The Company was incorporated in 1987 in Delaware.

The Company conducts its business within two operating segments: 1) Oilfield and Industrial Technologies and Services and 2) Environmental Technologies and Services.  Financial information about reportable operating segments is provided in Note 13 to the Company’s Consolidated Financial Statements.

The Company’s Oilfield and Industrial Technologies and Services segment manufactures and sells ceramic technology products and services and base ceramic proppant for both the oilfield and industrial sectors.  The products have different technology features and product characteristics, which vary based on the application for which they are intended to be used.  The various ceramic products’ manufacturing processes are similar.

Oilfield ceramic technology products and base ceramic proppant are manufactured and sold to pressure pumping companies and oil and gas operators for use in the hydraulic fracturing of natural gas and oil wells.  Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells.  The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation.  A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops.  The proppant filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin coated sand and ceramic.  Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the most expensive.  We believe that the higher initial cost of ceramic proppant is justified by the fact that its use in certain well conditions typically results in an increase in the production rate of oil and natural gas, an increase in the total oil or natural gas that can be recovered from the well and, consequently, an increase in cash flow for the operators of the well.  The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.  During the fourth quarter of 2019, we idled all of our sand operations, and we do not expect to resume operations.

We manufacture various distinct ceramic proppants.  Our technology suite of ceramic proppants includes the following:

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

CARBOAIR® is a high-transport, ultra-low-density ceramic proppant technology that has been developed primarily to increase production and EUR from slickwater fracturing operations. The technology enables exploration and production (“E&P”) operators to avoid the introduction of gel into their fracs while increasing reservoir contact and improving fracture conductivity.

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

Our base ceramic suite of products includes:

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

We also produce industrial products at our manufacturing facilities for third parties under tolling arrangements.  These products have been used in industrial, agricultural and oilfield applications.  We continue to work towards developing additional opportunities within the industrial, agricultural and oil and gas industries to grow revenue, and to reduce our plant’s slowing and idling costs.

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

During the year ended December 31, 2019, we generated approximately 73% of our consolidated revenues in the United States and 27% in international markets.

Competition

As the demand for ceramic proppant (including proppant produced by us) continued to be negatively impacted in 2019 and continuing into 2020, the number of domestic and international competitors in the marketplace continued to decrease, and many of our competitors have shut down plants and/or reduced production.  However, we do not have full visibility as to the extent or duration of these shut-downs and reductions.  One of our worldwide proppant competitors is Saint-Gobain Proppants (“Saint-Gobain”).  Saint-Gobain is a division of Compagnie de Saint-Gobain, a large French glass and materials company.  Saint-Gobain manufactures a variety of ceramic proppants that it markets in competition with some of our products.  Saint-Gobain’s primary manufacturing facilities are located in Bauxite, Arkansas.  Saint-Gobain also manufactures ceramic proppant in China.  Mineracao Curimbaba (“Curimbaba”), based in Brazil, also manufactures and markets ceramic proppant in competition with some of our products.  Imerys, S.A., a competitor based in France (“Imerys”), has ceramic proppant manufacturing facilities in Andersonville and Wrens, Georgia and also competes with some of our products.  Imerys sold their Wrens, Georgia proppant manufacturing facility to a third party in 2019.

We are aware of a number of manufacturers in China.  Most of these companies produce intermediate-density and low-density ceramic proppants that are marketed both inside and outside of China.  However, beginning in early 2015, imports into North America declined significantly or stopped.

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

ACCUCAST metal casting media products are used by foundries to form high quality cores and molds.  During the past year, our sales activity has focused on North America and primarily in the United States due to the new OSHA PEL for respirable crystalline silica that went into effect in 2018 for foundries.  ACCUCAST ceramic media is a solution for the new OSHA requirements.  We utilize direct sales B2B and a network of qualified distributors.  Our competition in the North American foundry market includes several ceramic media manufacturers and the primary competitors in the North American foundry market is Itochu and Prince Minerals.  Itochu, based in Tokyo and Osaka, Japan, is a diverse global company competing in many industries including Textile, Machinery, Metals & Minerals, Energy & Chemicals, Food, General Products & Realty, and Financial Business Services with distribution facilities and manufacturing located globally.  Their Cerabeads, casting media for the foundry market, is produced in Japan and distributed globally.  Sales are direct B2B and through a broad group of distributors. Prince Minerals, headquarters in Houston, TX, is a manufacturer and distributor of specialty chemicals and industrial additives.  They sell direct B2B and through distributors selling both internally and externally manufactured products.  Their Ceramcast, media for the foundry market, has been historically produced by a third-party manufacturer in China with narrow product offerings for foundries.

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

The ASSETGUARD™ environmental sector is divided into two divisions: a manufacturing division and a services division.  The manufacturing division supplies products into both the oil and gas and industrial markets.  The service business, operating as Falcon Technologies, provides services to the oil and gas market.  In 2018, oil and gas activity levels accelerated, and as a result additional competition entered into the market at that time.  Falcon Technologies operates in the United States, and we are aware of at least two dozen competitors operating within the United States.

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

Ascent Resources accounted for more than 10% of our 2019 revenues.  However, on December 27, 2019, the Company and Ascent mutually agreed to terminate the sand purchase agreement, and we do not expect material future sales to Ascent.  We generally supply our customers with products on a just-in-time basis, as specified in individual purchase orders.  Continuing sales of product depend on our direct customers and the operators being satisfied with value creation, product quality, availability and delivery performance.  In addition, our ability to increase sales of our products and services depends on a favorable level of activity in the upstream oil and gas industry and expansion into other industrial and environmental business segments as well as capturing further market share in conventional segments.

We recognize the importance of a technical marketing program in demonstrating long-term economic advantages when selling products and services that offer financial benefits over time.  Our sales force seeks to advise end users on the benefits of using our base ceramic proppant, technology ceramic products, fracture simulation software, and related consulting services.

Our international marketing efforts are coordinated through our Houston corporate office in conjunction with sales personnel located strategically in certain international locations.  Our products and services are used worldwide by U.S. customers operating domestically and abroad, and by foreign customers.  Sales outside the United States accounted for 27% and 19% of our sales for 2019 and 2018, respectively.  The distribution of our international and domestic revenues is shown below, based upon the region in which the customer used the products and services:

	For the years ended December 31,
	2019	2018
	($ in millions)
Location
United States	$118.6	$171.2
International	43.1	39.5
Total	$161.7	$210.7

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

Stated capacity of our facilities varies based on the mix of products we expect to produce.  The following table sets forth the current stated capacity of each of our existing ceramic manufacturing and other facilities:

	Annual
Location	Capacity
	(millions of pounds)
Eufaula, Alabama	245	*
McIntyre, Georgia	275	*
Toomsboro, Georgia	1,000	***
Total ceramic manufacturing capacity	1,520
Marshfield, Wisconsin – sand processing	1,500	***
New Iberia, Louisiana – resin-coating	330	**
Total current capacity	3,350

*	Given market conditions, output levels at these facilities are at reduced levels.
**	Processing activities at the New Iberia facility primarily involve resin-coating of previously manufactured ceramic proppant substrate.
***	Beginning in the fourth quarter of 2019, these facilities were idled.

The retrofit of the first production line at our Eufaula, Alabama plant to produce KRYPTOSPHERE was completed in late 2015, which currently allows us to produce up to approximately 60 million pounds of KRYPTOSPHERE annually.  While this retrofit enables production of our new KRYPTOSPHERE technology products, it did not add additional production capacity.

During the fourth quarter of 2019, the Company began to shift predominantly all industrial ceramic media production to its McIntyre, Georgia facility and all oilfield ceramic proppant production to its Eufaula, Alabama facility.  The Toomsboro, Georgia plant was idled, and at this time, we do not intend to resume operations.  Our resin-coating line at New Iberia, Louisiana is expected to continue to resin coat and infuse ceramic proppant primarily for our oilfield customers.  In April 2020 and as a result of the current market conditions, the Company provided a WARN Act notice under the Worker Adjustment and Retraining Notification Act due to the Company’s likely closure of the Eufaula, Alabama plant in June 2020.  The current expectation is for the Company to operate our McIntyre, Georgia and New Iberia, Louisiana plants, both for the oilfield and industrial markets.  However, as a result of our bankruptcy filing, the production and utilization plan for our plants may significantly change as a result of the outcome of the bankruptcy.

During 2019, our overall total ceramic plant utilization was approximately 12% of stated capacity.  Our sand processing plant in Marshfield operated at approximately 63% of its stated capacity during 2019.  During the fourth quarter of 2019, we idled our sand processing facility in Marshfield, Wisconsin and our ceramic manufacturing facility in Toomsboro, Georgia.  Refer to our discussion of impairment considerations in the “Critical Accounting Policies” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Construction of additional manufacturing capacity beyond our existing facilities is not expected in the foreseeable future.

Distribution

We maintain finished goods inventories at each of our manufacturing facilities and at remote stocking facilities.  Our North American remote stocking facilities consist of bulk storage silos with truck trailer and sand box loading facilities, as well as rail yards for direct transloading from rail cars to truck trailers.  We lease one of our distribution centers to a third party.  International remote stocking sites are duty-free warehouses operated by independent owners.  North American sites are typically supplied by rail, and international sites are typically supplied by container ship.  In total, we lease approximately 1,334 rail cars for use in the distribution of our products, of which we have subleased approximately 45 rail cars.  The majority of our fleet of rail cars are not expected to be used in the future, and as a result of changes to our long-term forecast and business model, we currently only expect to use a very limited number of railcars in our business.  We recorded an impairment of right of use assets related to excess rail cars during the fourth quarter of 2019.

Raw Materials

Ceramic proppant and ceramic media are made from alumina-bearing ores (commonly referred to as clay, bauxite, bauxitic clay or kaolin, depending on the alumina content) that are readily available on the world market.  The main known deposits of alumina-bearing ores in the United States are in Arkansas, Alabama and Georgia; other economically mineable known deposits are located in Australia, Brazil, China, Gabon, Guyana, India, Jamaica, Russia and Surinam.  Bauxite is largely used in the production of aluminum metal, refractory material and abrasives.  We believe that our ability to purchase bauxite on the open market coupled with our current bauxite inventories will sufficiently provide for our bauxite needs in the United States during 2020.

Our Eufaula, McIntyre and Toomsboro facilities primarily use locally mined kaolin for the production of CARBOLITE, CARBOECONOPROP and CARBOHYDROPROP.  We have entered into bi-lateral contracts that require a supplier to sell to us, and require us to purchase from the supplier, at least fifty percent of the Eufaula facility’s annual kaolin requirements.  The contract runs through May 2020, with an option for us to extend this agreement for additional three-year terms.  We have obtained ownership rights in acreage in Wilkinson County, Georgia, which contains in excess of a twelve-year supply of kaolin for our Georgia facilities based on full capacity production rates.  We have entered into a long-term agreement with a third party to mine and transport this material at a fixed price subject to annual adjustment.  The agreement requires us to utilize the third party to mine and transport a majority of the McIntyre and Toomsboro facility’s annual kaolin requirement.  Overall, we estimate that our fee simple and leasehold mineral rights in the states of Alabama and Georgia contain approximately 19.0 million tons of kaolin suitable for use in production of our kaolin-based proppants.

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

Due to market conditions, the Company’s current forecast is to only operate its McIntyre, Georgia and New Iberia, Louisiana plants.

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

During 2014 and 2015, we obtained three U.S. patents relating to our KRYPTOSPHERE manufacturing process, during 2017, we obtained one U.S. patent covering the KRYPTOSPHERE product, and during 2018, we obtained another U.S. patent covering the KRYPTOSPHERE product, each of which expire in 2031, and another U.S. patent relating to our KRYPTOSPHERE manufacturing process, which expires in 2036.  Also, during 2018, we obtained two U.S. patents relating to our GUARD product lines, which expire in 2035 and one U.S. patent relating to our FUSION product line, which expires in 2037.  In 2019, we obtained one U.S. patent relating to our CARBOAIR product line, which expires in 2036, one U.S. patent relating to our SCALEGUARD product line, which expires in 2036, and two U.S. patents relating to our FUSION product line, which expire in 2036.  During 2015, 2016, 2017, 2018, and 2019 we obtained nine U.S. patents, which expire in 2033, 2034, 2035 and 2036 and relate to our far-field proppant detection products, systems and methods which relate to our iON product line and the QUANTUM service line.   We expect at least a portion of these patents to aid in the future sales of these product and service lines.

We own additional U.S. patents and pending U.S. patent applications (together with a number of counterpart applications pending in foreign jurisdictions).  A portion of the U.S. patents and patent applications relating to our Oil and Gas business cover ceramic proppant, detectable proppant, processes for making ceramic proppant and detectable proppant, tracers for detecting produced fluids, diversion particles, detection of subterranean fractures, and our KRYPTOSPHERE, GUARD, FUSION, CARBOAIR, and NANOMITE product lines and methods for making and using these products.  Another portion of the U.S. patents and patent applications cover non-oilfield or industrial products, such as water treatment compositions, foundry media, grinding media, building materials, particulates designed for agricultural uses, and ceramic media for use in solar power plants.  The pending applications are in various stages of the patent prosecution process, and patents may not issue on such applications in any jurisdiction for some time, if they issue at all.

AGPI owns four U.S. patents relating to secondary containments, which expire in 2026, 2027 and 2034, and four U.S. patents relating to polyurea-encapsulated tank bases, which expire in 2030 and 2031.  One of the tank base patents is subject to an ex parte reexamination proceeding.  In addition, AGPI owns one U.S. patent related to its polyurea-encapsulated equipment platforms, which expires in 2037, and one U.S. design patent related to its polyurea-encapsulated portable containment product line, which expires in 2034.  AGPI also owns multiple U.S. patent applications, each of which relates to tank bases, equipment bases, portable containments, or components useful in containment areas in upstream, midstream and downstream environments.

We believe that our patents have historically been important in enabling us to compete in the market to supply proppant to the natural gas and oil industry.  We intend to enforce, and have in the past vigorously enforced, our patents.  We may from time to time be involved in litigation to determine the enforceability, scope and validity of our patent rights.  In addition to patent rights, and perhaps more notably, we use a significant amount of trade secrets, or “know-how,” and other proprietary information and technology in the conduct of our business.  None of this “know-how” and technology is licensed from third parties.  However, we have negotiated a long-term license for some third-party intellectual property used or jointly developed in connection with our QUANTUM service line.

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

Employees

As of December 31, 2019, we had 349 employees worldwide.  In addition to the services of our employees, we employ the services of consultants as required.  Our employees are not represented by labor unions.  There have been no work stoppages or strikes during the last three years that have resulted in the loss of production or production delays.  We believe our relations with our employees are satisfactory.

Our operations require the services of employees having the technical training and experience necessary to achieve proper operational results. As a result, our operations depend, to a considerable extent, on the continuing availability of such personnel. From time to time, shortages of qualified personnel have occurred in our industry. Additionally, we may experience employee attrition as a result of the Chapter 11 Cases. If we should suffer any material loss of personnel or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be materially adversely affected.

Executive Officers of the Registrant

Gary A. Kolstad (age 61) was elected in June 2006 by our Board of Directors to serve as President and Chief Executive Officer and a Director of the Company.  Mr. Kolstad previously served in a variety of positions over 21 years with Schlumberger.  Mr. Kolstad became a Vice President of Schlumberger in 2001, where he last held the positions of Vice President, Oilfield Services – U.S. Onshore and Vice President, Global Accounts.

Ernesto Bautista III (age 48) was appointed Vice President and Chief Financial Officer in January 2009.  From July 2006 until joining the Company, Mr. Bautista served as Vice President and Chief Financial Officer of W-H Energy Services, Inc., a Houston, Texas based diversified oilfield services company (“W-H Energy”).  From July 2000 to July 2006, he served as Vice President and Corporate Controller of W-H Energy.  From September 1994 to May 2000, Mr. Bautista served in various positions at Arthur Andersen LLP, most recently as a manager in the assurance practice, specializing in emerging, high growth companies.  Mr. Bautista is a certified public accountant in the State of Texas.

Don P. Conkle (age 55) was appointed Vice President, Marketing and Sales in October 2012.  Mr. Conkle previously held a variety of domestic and international managerial positions in engineering, marketing and sales, and technology development over a 26 year period with Schlumberger.  He served in the positions of Vice President of Stimulation Services from 2007 until 2009, as GeoMarket Manager (Qatar & Yemen) from 2009 until 2011 and as Production Group Marketing and Technology Director from 2011 until he joined the Company.

Robert J. Willette (age 44) was appointed Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer in October 2017.  Prior to his current role, Mr. Willette served as General Counsel and Corporate Secretary for Texon Distributing L.P. beginning in 2009.  From 2006 to 2009, Mr. Willette served as Corporate Counsel for Ferrellgas L.P.

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

Our results of operations could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur in our business environment, including but not limited to:

•

our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession, and the outcomes of Bankruptcy Court rulings and the Chapter 11 Cases in general;

•	delays in the Chapter 11 Cases;
•	our ability to consummate the Plan;
•	our ability to achieve our stated goals and continue as a going concern;
•	risks that our assumptions and analyses in the Plan are incorrect;

•	our ability to fund our liquidity requirements during the Chapter 11 Cases;
•	our ability to comply with the covenants under the DIP Facility;
•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents;
•	the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases;
•	restrictions imposed on us by the Bankruptcy Court;
•

uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;

•	developments in the global economy as well as the public health crisis related to COVID-19 and resulting demand and supply for oil and natural gas;
•

uncertainty regarding the length of time it will take for the United States and the rest of the world to slow the spread of COVID-19 to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities;

•

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for certain of the products and services we provide and the commercial opportunities available to us;

•	delays in the Chapter 11 Cases or interruption or cessation of our business operations as a result of the COVID-19 pandemic;
•	other risks related to the outbreak of COVID-19 and its impact on our business, suppliers, customers, employees and supply chains;
•	changes in the cost of raw materials and natural gas used in manufacturing our products;
•	risks related to our ability to access needed cash and capital;
•	the possibility we are not able to continue as a going concern;
•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•	our ability to manage distribution costs effectively;
•	our ability to successfully implement strategic changes in our business;
•	changes in demand and prices charged for our products;
•	technological, manufacturing and product development risks;
•	our dependence on and loss of key customers and end users;
•	potential declines or increased volatility in oil and natural gas prices that adversely affect our customers, the energy industry or our production costs;
•	potential reductions in spending on exploration and development drilling in the oil and natural gas industry that reduce demand for our products and services;
•	seasonal sales fluctuations;
•	an increase in competition in the proppant market, including imports from foreign countries;
•	logistical and distribution challenges relating to certain resource plays that do not have the type of infrastructure systems that are needed to efficiently support oilfield services activities;

•	the development of alternative stimulation techniques that would not benefit from the use of our existing products and services, such as extraction of oil or gas without fracturing;
•	changes in foreign and domestic governmental regulations, including environmental restrictions on operations and regulation of hydraulic fracturing;
•	increased regulation of emissions from our manufacturing facilities;
•	the development and utilization of alternative proppants for use in hydraulic fracturing;
•	general global economic and business conditions;
•	weather-related risks, climatic or other natural conditions, natural disasters, pandemics and other risks and uncertainties;
•	risks associated with the successful implementation of our transformation strategy;
•	changes in foreign and domestic political and legislative risks;
•	risks of war and international and domestic terrorism;
•	risks associated with foreign operations and foreign currency exchange rates and controls;
•	the impact of not having our common stock listed on a national securities exchange;
•	future compliance with covenants under our debt arrangements; and
•	other risks and uncertainties.

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

Risks Relating to Our Chapter 11 Proceedings

On March 29, 2020, the Company and certain of its U.S. subsidiaries filed voluntary petitions commencing the Chapter 11 Cases under the Bankruptcy Code. The Chapter 11 Cases and the Restructuring may have a material adverse impact on our business, financial condition, results of operations, and cash flows. In addition, the Chapter 11 Cases and the Restructuring are likely to have a material adverse impact on the trading price of our common stock and ultimately are expected to result in the cancellation of our common stock.

In the fall of 2019, we engaged an investment bank and financial and legal advisors to assist us in, among other things, exploring strategic alternatives, forecasting cash flow, analyzing and preserving liquidity, and implementing contingency planning for a potential in-court process were the Company unsuccessful in consummating a strategic alternative out of court solution. These restructuring efforts led to the execution of the RSA and commencement of the Chapter 11 Cases in the Bankruptcy Court on March 29, 2020.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our clients and suppliers might lose confidence in our ability to reorganize our business successfully and may discontinue conducting business with us or seek to establish alternative commercial relationships.

Other significant risks include or relate to the following:

•

our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	delays in the Chapter 11 Cases;
•	our ability to consummate the Plan;
•	our ability to achieve our stated goals and continue as a going concern;
•	the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our shareholders, customers, suppliers, service providers, and employees;
•	the high costs of bankruptcy proceedings and related advisory costs to effect our reorganization;
•	our ability to maintain relationships with customers, suppliers, service providers, employees and other third parties as a result of the Chapter 11 Cases;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to fund and execute our business plan;
•	our ability to obtain acceptable and appropriate financing;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of the Chapter 11 Cases in general;
•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•

our ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases, views and objections of creditors and other parties in interest that may make it difficult to consummate a plan in a timely manner;

•

the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code (“Chapter 7”);

•	third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan; and
•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure, although we expect such proceedings to result in the cancellation of our common stock.

Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

The RSA contemplates the consummation of the Plan through an orderly pre-negotiated plan of reorganization, but there can be no assurance that we will be able to consummate the Plan. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers, service providers, and employees, among other third parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other plan of reorganization). If we are unable to consummate the Plan, we may be forced to liquidate our assets.

In addition, the occurrence of the effective date of the Plan is subject to certain conditions and requirements that may not be satisfied or waived.

The Plan may not become effective.

The Plan may not become effective because it is subject to the satisfaction of certain conditions precedent, some of which are beyond our control. There can be no assurance that such conditions will be satisfied or waived and, therefore, that the Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Plan. If the effective date of the Plan is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There is no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases.

We may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.

Even if the Plan is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Plan. Section 1129 of the Bankruptcy Code requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the debtors, liquidated under Chapter 7. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Supporting Lenders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated to be included in the Plan based upon the agreed terms of the RSA. Such less favorable treatment could include a distribution of property (including the new common stock that would be issued to the Supporting Lenders upon our emergence from bankruptcy) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses to the estates of the debtors.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan, or any other plan of reorganization, is consummated, we may continue to face a number of risks, such as further deterioration or other changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Accordingly, we cannot guarantee that the Plan, or any other plan of reorganization, will achieve our stated goals.

Furthermore, even if our debts are reduced through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms.

The Plan or another plan of reorganization that we may implement will be based upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to successfully execute such plan.

The Plan or any other plan of reorganization that we may implement will affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions and conditions of the our industry. The failure of any of these factors could materially adversely affect the successful reorganization of our business.

In addition, the Plan or any other plan of reorganization, will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is possible that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations may differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our plan of reorganization.

Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

Our ability to fund our operations and our capital expenditures requires a significant amount of cash. Our current principal sources of liquidity include the available borrowing capacity under the DIP Facility and cash flow generated from operations. If our cash flow from operations decreases, we may not have the ability to expend the capital necessary to maintain our current operations, negatively impacting our future revenues.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. As a result, we may not be able to comply with the covenants of the DIP Facility, and our cash on hand and cash flow from operations may not be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Facility agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to confirm and consummate the Plan or another alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.

We may be unable to comply with restrictions or with budget, liquidity, or other covenants imposed by the agreements governing the DIP Facility. Such non-compliance could result in an event of default under the terms of the DIP Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The DIP Facility requires that we comply with general affirmative and negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant, could result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies allowable by the agreements governing the DIP Facility.

Competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.

Parties in interest may seek to file alternative plans of reorganization. An alternative plan of reorganization could contemplate us continuing as a going concern, us being broken up, us or our assets being acquired by a third party, us being merged with a competitor, or some other proposal. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Chapter 11 Cases, which could deplete creditor recoveries under any plan.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We expect that we will be required to adopt the fresh start accounting rules, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets and our financial results after the application of fresh start accounting may be different from historical trends.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. The Plan will result in the cancellation of our common stock.

Under the Plan, all existing equity interests in the Company will be extinguished. Amounts invested by the holders of our common stock will not be recoverable and such securities will have no value. Trading prices for our common stock bear no relationship to the actual recovery, if any, by the holders thereof in the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our existing common stock.

If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Plan would be as favorable to holders of claims against the Debtors as contemplated by the RSA.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to a case under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to March 29, 2020 or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post‑reorganization basis.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, the Supporting Lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee (if any) and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions.

This process may delay such-non ordinary course transactions and limit our ability to respond in a timely manner to adapt to changing market or industry conditions or to take advantage of certain opportunities. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe to be beneficial to us.

The commencement of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business and, as a result, our financial condition and results of operations.

We may experience employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which could have a material adverse effect on our financial condition, liquidity and results of operations.

On the effective date of the Plan, the composition of our board of directors will change substantially.

Under the Plan, the composition of our board of directors will change substantially. Pursuant to the Plan, our new board of directors will be appointed by the Supporting Lenders under the RSA in consultation with our management, and the numbers of directors will also be determined by the Supporting Lenders. Accordingly, almost all of our board members will be new to the Company. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the board of directors and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.

Risks Related to Our Business, Capital Resources and Organization

Our business and financial performance largely depends on the level of activity in the natural gas and oil industries.

Our operations are materially dependent upon the levels of activity in natural gas and oil exploration, development and production. More specifically, the demand for our products is related to the number of natural gas and oil wells completed in geologic formations where ceramic or sand proppants are used in fracture treatments. These activity levels are affected by both short-term and long-term trends in oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by OPEC, have contributed, and are likely to continue to contribute, to price volatility. Despite recent initiatives to curb supply, the global supply of oil is currently at historically high levels, and there is potential for geopolitical and regulatory events, such as normalization of trade relations with the Islamic Republic of Iran, to further increase the supply of oil. Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products and services. Natural gas prices experienced a significant decline during 2012 and, although they have increased since then, remain relatively low on a historic basis, resulting in generally lower gas drilling activity. Further, the price of oil declined precipitously from the second half of 2014 through mid-2016 and, although the price rebounded from its low in the first half of 2018, it decreased again in the second half and moreover, in the first quarter of 2020, oil prices fell approximately 20% in a single day. In March 2020, the price of oil fell even further due to a dispute over production levels between Russia and Saudi Arabia, as a result of which Saudi Arabia increased its production to record levels. While an agreement as to production cuts was reached, the global crude oil market remains significantly oversupplied, and oil prices could remain at current levels, or decline further, for an extended period of time. These events, combined with the continued outbreak of COVID-19 resulting in significant storage constraints due to lack of demand, contributed to a sharp drop in prices for oil in 2020 to-date.  This reduction in oil and natural gas prices has depressed the level of natural gas and oil exploration, development, production and well completions activity, resulting in significantly reduced demand and pricing for our base ceramic and sand products. In addition and because of the depressed commodity prices, we have seen a significant increase in the use of very low quality in-basin sand at the expense of lower production for unconventional wells, which have extremely low quality reservoirs. This decline has had, and continues to have, a significant adverse impact on our results. If oil and natural gas prices and well completion activity do not materially improve and/or demand for our products does not otherwise increase, this decline could reasonably be expected to have a material adverse effect on our financial condition or operations, including, but not limited to, the temporary idling of all, or a portion of all, of our facilities utilized for this sector of our business until such time as market conditions improve.

Recent declines in crude oil prices to record low levels as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) and a significantly oversupplied crude oil market have negatively impacted, and are expected to continue to negatively impact, demand for our products and services resulting in a material negative impact on our results of operations, financial position and liquidity.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and has since spread to other parts of the world. The outbreak of COVID-19 in the United States and globally, together with government and private sector responsive actions, have, and are expected to continue to, adversely affect both the price of and demand for crude oil, the demand for certain of our products and services and the continuity of our and our customers’ business operations.

It is currently impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. In March 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. A significant majority of states as well as local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects.

While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers’ operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways.  For example, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel, and have also required employees to quarantine who have become ill or experienced COVID-19-related symptoms.  Travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.  In addition, the COVID-19 outbreak poses a risk of disruptions to our supply chain if a supplier were to experience production or delivery constraints due to the effects of COVID-19.  Disruptions of this type and others could continue and increase for the foreseeable future.  For example, cases of COVID-19 in the workplace environments of our customers have occurred, and a widespread outbreak of COVID-19 in such an environment could result in a cessation of operations which would further depress demand for our products and services.  Finally, although our non-idled manufacturing and service facilities generally remain open and operational as of the date of filing of this Annual Report on Form 10-K, governmental mandates or the illness or absence of a substantial number of employees could require that we temporarily close one or more of such facilities, or may prohibit or significantly restrict us, our customers and third-party providers upon whom we and they rely from remaining operational.

In addition, we have implemented work-from-home policies for certain employees. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Contemporaneously with the widespread outbreak of COVID-19 in the United States, Saudi Arabia announced a material increase in crude oil production in response to a dispute with Russia over crude oil production levels, resulting in global oil markets being significantly oversupplied, particularly in light of the reduced demand resulting from the COVID-19 pandemic. As a result, the price of West Texas Intermediate crude oil declined precipitously beginning in the middle of March, reaching a low price of beneath $0.00 per barrel on April 20, 2020. In response, a number of our exploration and production company customers announced significant reductions in capital spending for drilling and other projects on which our products and services would be used. These reductions in spending and activity levels have negatively impacted, and we expect they will continue to negatively impact, demand for our products and services, the prices we can charge for those products and services and, as a result, our results of operations, liquidity and financial condition. While an agreement as to production cuts was reached, the global crude oil market remains significantly oversupplied, and whether the agreed production cuts will be sufficient to realign supply and demand in light of the COVID-19 pandemic and the impact on crude oil prices.

The effect of the COVID-19 pandemic has also resulted in significant disruption of global financial markets.  For companies like ours in the energy industry, this disruption has been exacerbated by the global crude oil supply and demand imbalance and resulting decline in crude oil prices, and has significantly impacted the value of our common stock and which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction, resulting from the COVID-19 pandemic could in the future further materially impact the value of our common stock, impact our access to capital and affect our business in the near and long-term.

The COVID-19 pandemic continues to rapidly evolve.  The extent to which COVID-19 and depressed crude oil prices impacts our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.

We may not have sufficient cash and/or be able to access liquidity alternatives in the credit and capital markets to meet our liquidity needs.

Prior to filing the Chapter 11 Cases, our primary sources of liquidity were cash on hand and cash flow from operations.  Our ability to fund our working capital and capital expenditures and other obligations depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing oil and natural gas prices, economic conditions and other factors, many of which are beyond our control.

If our future operating performance falls materially below our expectations, our plans prove to be materially inaccurate, or industry conditions do not materially improve, we may require additional financing.  Even if additional or alternative financing becomes available to us, future financing transactions may significantly increase the Company’s interest expense, which could in turn reduce our financial flexibility and our ability to fund other activities, and could make us more vulnerable to changes in operating performance or economic downturns generally.  The inability to generate sufficient cash, modify any of our existing or future debt arrangements, or obtain replacement or additional financing, or an event of default under our existing or future debt arrangements, could have a material adverse effect on our financial condition. Further, for the duration of the Chapter 11 Cases, we will be subject to various additional risks, including the inability to maintain or obtain sufficient financing sources for operations, to fund the plan of reorganization and to meet future obligations, including increased legal and other professional costs associated with the Chapter 11 Cases and our reorganization. Further, if the transactions contemplated by the Plan are not completed such that the effective date of the Plan occurs prior to the maturity of the DIP Facility, we may need to refinance the DIP Facility. We may not be able to obtain any such financing on acceptable terms, or at all.

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

A large portion of our products are proppants used in the completion and re-completion of natural gas and oil wells through the process of hydraulic fracturing.  Completion activity is directly impacted by the price of oil and natural gas.  In addition, demand for our proppants is substantially higher in the case of horizontally drilled wells, which allow for multiple hydraulic fractures within the same well bore but are more expensive to develop than vertically drilled wells.  A reduction in horizontal drilling or the development of new processes for the completion of natural gas and oil wells leading to a reduction in, or discontinuation of the use of, hydraulic fracturing could cause a decline in demand for our products.  Additionally, increased regulation or environmental restrictions on hydraulic fracturing or the materials used in this process could negatively affect our business by increasing the costs of compliance or resulting in operational delays, which could cause operators to abandon the process due to commercial impracticability.  Moreover, future federal, state, local or foreign laws or regulations could otherwise limit or ban hydraulic fracturing.  Several states in which our customers operate have adopted, or are considering adopting, regulations that have imposed, or could impose, more stringent permitting, transparency, disposal and well construction requirements on hydraulic fracturing operations.  Some states, such as New York, have banned the process of hydraulic fracturing altogether.  Any of these events could have a material adverse effect on our results of operations and financial condition.  As stated elsewhere, the upstream oil and natural gas industry is in the midst of a severe contraction, resulting in a significant reduction in horizontal drilling and further resulting in a material decline in demand for our products and services.  Oil and natural gas prices have recently experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty. In response, several exploration and production companies have recently announced plans to reduce their capital budgets and activity levels. We expect these changes will adversely affect the revenue, profitability, and cash flow from and, ultimately the financial position of, our business. A significant downturn in the oil and gas industry could cause a reduction in demand for oilfield services and could hurt our financial condition, results of operations and cash flows.

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

We have no plans to pay cash dividends on our new common stock for the foreseeable future and the DIP Facility contains restrictions on our ability to pay dividends; therefore, you will not receive any return on investment unless you sell your common stock for a price greater than you paid.

We do not plan to declare dividends on shares of our new common stock in the foreseeable future.  In addition, the DIP Facility generally prohibits us from paying such dividends.  We currently intend to retain any future earnings to finance the operation of our business and meet our debt obligations.  As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

The outstanding indebtedness under our Amended Credit Agreement and the DIP Facility is, and any Exit Facility or other future debt arrangements would most likely be, secured by substantially all of our assets and guaranteed by our two domestic operating subsidiaries, subject to certain exceptions. We may be unable to repay or refinance our debt as it becomes due, whether at maturity or as a result of acceleration.

The outstanding indebtedness under our Amended Credit Agreement is, subject to limited exceptions, secured by a first-priority lien on a substantial amount of our assets, including (i) a pledge of all accounts receivable and inventory, (ii) cash in certain accounts, (iii) domestic distribution assets residing on owned real property, (iv) our Marshfield, Wisconsin and Toomsboro, Georgia plant facilities and equipment, and (v) certain real property interests in mines and minerals, and the outstanding indebtedness under the DIP Facility is secured by all of our assets, subject to limited exceptions.  We are in default under the Amended Credit Agreement as a result of filing the Chapter 11 Cases, but the Supporting Lenders are not able to pursue remedies thereunder as a result of the automatic stay under the Bankruptcy Code.  In the event of a default under the DIP Facility, the DIP Lenders may, subject to the order of the Bankruptcy Court approving the DIP Facility, (1) elect to declare all outstanding borrowings made under the DIP Facility and the guaranties of the two operating subsidiaries, together with accrued interest and other fees, to be immediately due and payable; (2) exercise their set-off rights; and/or (3) enforce and foreclose on their security interest and liquidate some or all of such pledged assets.  Any of these actions would, individually or in the aggregate, have a substantial negative impact on our financial condition and results of operations.

We may not be able to repay our debt as it comes due, or to refinance our debt on a timely basis or on terms acceptable to us and within the limitations contained in the DIP Facility or any Exit Facility or other post-emergence debt arrangement when payment obligations are no longer automatically stayed under the provisions of the Bankruptcy Code. Failure to repay or to timely refinance any portion of our debt could result in a default under the terms of all our debt instruments and the acceleration of all indebtedness outstanding.

We rely upon, and receive a significant percentage of our revenues from, a limited number of key customers and end users.

During 2019, our key customers included several of the largest participants in the worldwide petroleum pressure pumping industry, as well as certain operators of natural gas and oil wells.  One of these customers accounted for more than 10% of our 2019 revenues.  The end users of our products are numerous operators of natural gas and oil wells that hire pressure pumping service companies to hydraulically fracture wells.  During 2019, a majority of our ceramic proppant sales were directed to a concentrated number of end users.  We generally supply our domestic pumping service customers with products on a just-in-time basis, with transactions governed by individual purchase orders and/or a master supply agreement.  Because of their purchasing power, our key customers may have greater bargaining leverage than us with respect to the negotiation of prices and other terms of the sale in their supply contracts with us, which in turn, could adversely affect our profit margins associated with those contracts.  Disparities in bargaining leverage, when combined with the Company’s desire to maintain long-term relationships with key customers, could limit our practical ability to assert certain terms of our supply agreements with them.  Continuing sales of our products depend on our direct customers and the end user well operators being satisfied with product quality, pricing, availability, and delivery performance.  While we believe we have satisfactory relations with our customers and our end users, a material decline in the level of sales to any one of our major customers or loss of a key end user due to unsatisfactory product performance, pricing, delivery delays or any other reason could have a material adverse effect on our results of operations and financial condition.

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

Our entire oilfield and industrial production are expected to be manufactured at our McIntyre, Georgia and New Iberia, Louisiana plants.  Any adverse developments at these plants could have a material adverse effect on our financial condition and results of operations.

We expect to produce all of our oilfield ceramic and industrial ceramic media production from our McIntyre, Georgia and New Iberia, Louisiana plants.  Any adverse developments at these plants, including a material disruption in production, an inability to supply the plant with raw materials at a competitive cost, or adverse developments due to catastrophic events, could have a material adverse effect on our financial condition and results of operations.

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

International revenues accounted for approximately 27% and 19% of our total revenues in 2019 and 2018, respectively.  We may not succeed in overcoming the risks that relate to or arise from operating in international markets.  Risks inherent in doing business on an international level include, among others, the following:

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

Our shares of common stock are not listed for trading on a national securities exchange and thus the market for our common stock is limited, sporadic, and volatile which may impact the value of our shares and your ability to sell your shares.

Our common stock is quoted on the OTC Pink marketplace under the trading symbol “CRRTQ” and is not traded or listed on a national securities exchange. Investments in securities quoted on the OTC Pink marketplace are generally less liquid than investments in securities trading on a national securities exchange. We can provide no assurance that our common stock will continue to be quoted on the OTC Pink marketplace, whether broker-dealers will continue to provide public quotes of our common stock on the OTC Pink marketplace, or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market.

This may result in limited shareholder interest, including that of institutional investors, and it may be difficult for our stockholders to sell their shares, without depressing the market price for shares of our common stock, or at all, which could further depress the trading price of our common stock. In addition, the trading of our common stock on the OTC Pink marketplace could have other negative implications, including the potential loss of confidence in us by suppliers, customers and employees.

We may issue preferred stock whose terms could adversely affect the voting power or value of our new common stock.

Our articles of incorporation authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our new common stock respecting dividends and distributions, as our board of directors may determine; however, our issuance of preferred stock is subject to the limitations imposed on us by our debt arrangements. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our new common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our new common stock.

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

The Marshfield, Wisconsin sand processing plant, which became operational during 2012, is located on land owned by us.  This plant was idled in the fourth quarter of 2019, and we do not expect to resume operations.

We own or otherwise lease distribution facilities in multiple locations around the world.  See “Item 1. Business – Distribution.”

We own approximately 2,288 acres of land and leasehold interests near our plants in Georgia and Alabama.  The land contains raw material for use in the production of our lightweight ceramic proppants.  We also hold approximately 313 acres of land and leasehold interests in Wisconsin.

AGPI owns its service facility located in Decatur, Texas, and leases other regional service facilities within the United States.

Item 3.	Legal Proceedings

From time to time, we are the subject of legal proceedings arising in the ordinary course of business.  We do not believe that any of these proceedings will have a material adverse effect on our business or our results of operations.

On March 29, 2020, the Debtors filed a voluntary petition under chapter 11 of the United States Bankruptcy Code. For information on the Chapter 11 Cases, see “Business—Recent Developments.”

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

Common Stock

Our common stock previously traded on the NYSE under the symbol “CRR” until December 20, 2019, at which time trading in our common stock on the NYSE was suspended due to our inability to satisfy the continued listing requirements of the NYSE. Trades in our common stock began being quoted on the OTCQB Market on December 23, 2019 under the symbol “CRRT.” As a result of the filing of the Chapter 11 Cases, our stock was removed from the OTCQB Market on March 31, 2020 and is currently quoted on the OTC Pink marketplace under the trading symbol “CRRTQ”.

As of March 24, 2020, 29,238,368 shares of our common stock were outstanding, held by 211 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

We have not paid or declared any dividends on our common stock and do not intend to do so. Additionally, our debt arrangements include provisions that generally prohibit us from paying dividends on our capital stock.

We did not make any unregistered sales of equity securities during the quarter ended December 31, 2019.

As discussed in “Business—Recent Developments,” in connection with the Chapter 11 Cases, our common stock will be extinguished without recovery on the effective date of the Plan.

Annual Meeting

The Company previously disclosed that it intended to hold its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on May 1, 2020. In consideration of the Chapter 11 Cases, the Company has determined to cancel the 2020 Annual Meeting, with a new date for such meeting to be set at a later date, as required.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements made in good faith that are subject to risks, uncertainties and assumptions. These forward-looking statements are based on our current beliefs, intentions, and expectations and are not guarantees or indicators of future performance. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including risks related to our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession, and the outcomes of Bankruptcy Court rulings and the Chapter 11 Cases in general, delays in the Chapter 11 Cases, our ability to consummate the Plan, our ability to achieve our stated goals and continue as a going concern, risks that our assumptions and analyses in the Plan are incorrect, our ability to fund our liquidity requirements during the Chapter 11 Cases, our ability to comply with the covenants under the DIP Facility, the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, the actions and decisions of creditors, regulators and other third parties that have an interest in the Chapter 11 Cases, restrictions imposed on us by the Bankruptcy Court, general economic and business conditions and industry trends, levels and volatility of oil and gas prices, the continued demand for products and services we provide and in the geographic areas where we operate, the highly competitive nature of our business, technological advancements and trends in our industry and improvements in our competitors’ equipment, the loss of one or more of our major clients or a decrease in their demand for our services, operating hazards inherent in our operations, the supply of raw materials and equipment within the industry, the continued availability of qualified personnel, the political, economic, regulatory and other uncertainties encountered by our operations, and changes in, or our failure or inability to comply with, governmental regulations, including those relating to the environment, the occurrence of cybersecurity incidents, the success or failure of future dispositions or acquisitions, future compliance with our debt agreements, and the impact of not having our common stock listed on a national securities exchange. We have discussed many of these factors in more detail elsewhere in this report and, including under the headings “Forward-Looking Information” in the Introductory Item I and “Risk Factors” in Item 1A. These factors are not necessarily all the important factors that could affect us. Other unpredictable or unknown factors could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. All forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. We advise our shareholders that they should (i) recognize that important factors not referred to above could affect the accuracy of our forward-looking statements and (i) use caution and common sense when considering our forward-looking statements.

Recent Developments

Reorganization, Chapter 11 Proceedings, and Going Concern

The Debtors filed the Chapter 11 Cases under the Bankruptcy Code on March 29, 2020.

Since the commencement of the Chapter 11 Cases, each of the Debtors has continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At the conclusion of the Chapter 11 Cases, we expect the Supporting Lenders to exchange certain claims against us that they hold for 100% of the equity interests in Reorganized CARBO and that our existing common stock will be cancelled.

The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our Credit Agreement, the depressed condition of the oil and natural gas industry and broader economic conditions raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.  For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 1 to the Consolidated Financial Statements, “Item 1— Business—Recent Developments—Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” and “Item 1A—Risk Factors—Risks Relating to Our Chapter 11 Proceedings.”

COVID-19 Update

On March 13, 2020, the United States declared the COVID-19 pandemic a national emergency, and several states, including Texas and other states in which we operate, and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose additional similar restrictions.

Due to a combination of geopolitical and COVID-19 pandemic related pressures on the global supply-demand balance for crude oil and related products, commodity prices have significantly declined in recent months, and oil and gas operators, including certain of our customers, have reduced development budgets and activity. Although the full impact of the decline in commodity prices and the COVID-19 pandemic on our business are currently unknown and continue to evolve as of the date of this report, we expect that demand for our products and services will be adversely affected and we may see ongoing operational interruptions, which would adversely affect our business and financial condition. The Company will continue to work with its customers and suppliers to ensure the protection of our collective workforces when and where they interact.

Executive Level Overview

CARBO Ceramics Inc. is a global technology company that provides products and services to the oil and gas, industrial, and environmental markets to enhance value for its clients.

The Company conducts its business within two operating segments: 1) Oilfield and Industrial Technologies and Services and 2) Environmental Technologies and Services.

The Company’s Oilfield and Industrial Technologies and Services segment manufactures and sells ceramic technology products and services and base ceramic proppant for both the oilfield and industrial sectors.  The products have different technology features and product characteristics, which vary based on the application for which they are intended to be used.  The various ceramic products’ manufacturing processes are similar.

Oilfield ceramic technology products and base ceramic proppant are manufactured and sold to pressure pumping companies and oil and gas operators for use in the hydraulic fracturing of natural gas and oil wells.  Hydraulic fracturing is the most widely used method of increasing production from oil and natural gas wells.  The hydraulic fracturing process consists of pumping fluids down a natural gas or oil well at pressures sufficient to create fractures in the hydrocarbon-bearing rock formation.  A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops.  The proppant filled fracture creates a conductive channel through which the hydrocarbons can flow more freely from the formation to the well and then to the surface.

There are three primary types of proppant that can be utilized in the hydraulic fracturing process: sand, resin coated sand and ceramic.  Sand is the least expensive proppant, resin-coated sand is more expensive and ceramic proppant is typically the most expensive.  We believe the higher initial cost of ceramic proppant is justified by the fact that its use in certain well conditions typically results in an increase in the production rate of oil and natural gas, an increase in the total oil or natural gas that can be recovered from the well and, consequently, an increase in cash flow for the operators of the well.  The increased production rates are primarily attributable to the higher strength and more uniform size and shape of ceramic proppant versus alternative materials.  During the fourth quarter of 2019, we idled all of our sand operations, and we are currently evaluating alternatives for the sand business.

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

International revenues represented 27% and 19% of total revenues in 2019 and 2018, respectively.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. The Debtors filed Chapter 11 Cases under the Bankruptcy Code on March 29, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our Credit Agreement, the depressed condition of the oil and natural gas industry and broader economic conditions raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.  For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 1 to the Consolidated Financial Statements.

Revenue is recognized when title passes to the customer (generally upon delivery of products) or at the time services are performed.  We generate a significant portion of our revenues and corresponding accounts receivable from sales to the petroleum pressure pumping industry and end users.  In addition, during 2019, we generated a significant portion of our revenues and corresponding accounts receivable from sales to one major customer, an exploration and production company.  However, as of December 31, 2019, less than 1% of the balance in trade accounts receivable was attributable to that customer, as we recently mutually terminated the purchase agreement with that customer.  We record an allowance for doubtful accounts based on our assessment of collectability risk and periodically evaluate the allowance based on a review of trade accounts receivable.  Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted, if necessary.  If the economic downturn in the petroleum pressure pumping industry worsens or does not materially improve or, for some other reason, any of our primary customers were to experience significant adverse conditions, our estimates of the recoverability of accounts receivable could be reduced by a material amount and the allowance for doubtful accounts could be increased by a material amount.  As of December 31, 2019, the allowance for doubtful accounts totaled $2.2 million.

We value inventory using the weighted average cost method.  Assessing the ultimate realization of inventories requires judgments about future demand and market conditions.  We regularly review inventories to determine if the carrying value of the inventory exceeds net realizable value and we record an adjustment to reduce the carrying value to net realizable value, as necessary.  Future changes in demand and market conditions could cause us to be exposed to additional obsolescence or slow moving inventory. If actual market conditions are less favorable than those projected by management, lower of cost or net realizable value adjustments may be required.  During the year ended December 31, 2019, the Company recognized a $4.3 million lower of cost or net realizable value adjustment in cost of sales.  There were no lower of cost or net realizable value inventory adjustments for the year ended December 31, 2018.

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

We believe it is more likely than not that a portion of our deferred tax assets will not be realized in the future.  Accordingly, we have a $143.4 million valuation allowance against our deferred tax assets.  Our assessment of the realizability of our deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.  Income tax benefit was $2.2 million, or 0.7% of pretax loss, for the year ending December 31, 2019 compared to income tax expense of $0.9 million, or 1.2% of pretax loss, for the same period in 2018.

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

Due to worsening market conditions and outlook and the loss of a key customer during the fourth quarter of 2019, we evaluated essentially all of our long-lived assets for possible impairment and in doing so recognized an impairment charge totaling $169.9 million primarily related to (1) our Toomsboro, Georgia manufacturing plant, (2) our technology assets, including our Eufaula, Alabama and New Iberia, Louisiana manufacturing plants, (3) our sand assets, including our Marshfield, Wisconsin facility and (4) various general corporate assets primarily related to distribution centers we no longer intend to utilize in our business. In addition, as a result of the change in the outlook of our business and the idling of our Marshfield sand facility, we have an excess number of railcars that we no longer expect to utilize in our business and efforts to locate sublessees have not been successful.  In addition, we previously utilized a leased distribution center in our sand business, and as a result of the idling of our sand business, we no longer expect to utilize this leased distribution center, and efforts to locate a sublessee have not been successful.  As a result, the Company concluded to abandon the assets and has recorded an impairment of the excess railcar operating lease right of use assets, as well as the distribution center operating lease right of use asset.  In addition, the Company made the decision that it will vacate certain leased office space during 2020, and as a result has recorded an additional impairment to operating lease right of use assets.  The total amount of right of use asset impairments recorded during the fourth quarter of 2019 was approximately $35.2 million.

In addition, the Company identified indicators of impairment relating to our PicOnyx investment, and as a result recorded an impairment of $4.1 million during the fourth quarter of 2019.

The Company evaluated goodwill during the fourth quarter of 2019.  The Company has been marketing for sale all or a portion of the Company to various parties.  As a result of this marketing effort and various indications of interest, the Company estimated that the fair value of StrataGen, Inc. was less than the carrying value of identifiable assets, and as a result a $3.5 million impairment was recorded to goodwill.

As of September 30, 2019, the Company determined that the carrying amount of the assets located at one of its proppant distribution centers would not be recoverable as efforts to lease or sell the assets have not been successful due to its location. These assets are located on leased land.  The land lease was renegotiated during the third quarter of 2019 to reduce our monthly cost, as well as to revise the lease term to end in December 2020.  The Company does not expect to exercise the company renewal options.  At the expiration of the lease term in December 2020, any remaining assets would become the property of the lessor.  These distribution center assets were previously considered a general corporate asset that was evaluated for impairment in aggregate with other long-lived assets because it was built to distribute various products manufactured from multiple asset groups and was not built to service any one single asset group.  When the Company made the decision to abandon the facility, we then evaluated these distribution center assets separately as opposed to aggregated with other long-lived assets.  When the Company built this distribution center several years ago, it was originally intended to primarily distribute ceramic proppant in the Permian Basin.  Since then, the market for ceramic proppant in that region deteriorated with the majority of operators instead using inexpensive sand proppants.  Given that the Company was no longer able to utilize this distribution center for ceramic proppant, the Company leased the facility in 2017 to a third party who used it for transloading sand in the region.  During 2019, the market in the Permian Basin further shifted to very inexpensive in-basin sand that does not require the use of a distribution center, as the sand is trucked directly to the wellsite from the mine.  Further, during the third quarter of 2019, the lease with the third party expired and was not renewed.  Given these developments and the expectation for them to continue indefinitely, there is no business need for these distribution center assets in the region.  As we do not expect to renew the lease and efforts to locate a buyer have not been successful, the Company concluded to abandon the assets and has recorded an impairment of $8.1 million, recorded within other operating expenses on the statement of operations.  The Company wrote the assets down to a salvage value of $0 given that no interested buyers were identified while marketing the assets at scrap values.  In addition, during the third quarter of 2019, the Company abandoned and wrote off $0.5 million in inventory at this leased facility that we do not anticipate selling and expect to leave on site at the end of the lease term as it would be too costly to relocate, recorded within other operating expenses on the statement of operations.  In addition, several right of use operating lease assets were abandoned during the third quarter of 2019, and as a result we recorded an impairment to the right of use assets totaling $3.9 million.

During the fourth quarter of 2019, we evaluated the carrying value of inventories and concluded that for certain inventory, the net realizable value had fallen below its carrying value, and as a result, we recorded a $4.3 million inventory adjustment within cost of sales on the consolidated statements of operations.

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

Results of Operations

Net Loss

($ in thousands)	2019	Percent Change	2018
Net Loss	$(304,201)	(303)%	$(75,433)

For the year ended December 31, 2019, we reported net loss of $304.2 million, which was 303% worse compared to the $75.4 million net loss reported in the previous year.  This increase in net loss was primarily due to decreases in sales of technology products and services, base ceramic and sand proppants, and environmental technologies and services.  In addition, during the year ended December 31, 2019, we recorded impairments of various long-lived assets totaling approximately $225 million, as well as lower of cost or net realizable value inventory adjustments of $4.3 million.

Individual components of financial results by reportable operating segment are discussed below.

Revenues

($ in thousands)	2019	Percent Change	2018
Consolidated revenues	$161,707	(23)%	$210,745
Revenues by operating segment:
Oilfield and Industrial Technologies and Services	$135,555	(24)%	$178,609
Environmental Technologies and Services	$26,152	(19)%	$32,136

Oilfield and Industrial Technologies and Services segment revenues of $135.6 million for the year ended December 31, 2019 decreased 24% compared to $178.6 million in 2018.  The decrease was mainly attributable to a 38% decrease in technology products and services sales, and a 25% decrease in base ceramic and sand proppants.  These decreases were partially offset by a 3% increase in industrial products and services and $4.2 million of sublease and rental income.   As a result of the adoption of ASC 842 as of January 1, 2019, sublease and rental income was classified within revenues during the year ended December 31, 2019.  These amounts were classified as a reduction of costs for the same period in 2018.  Despite the overall decrease in base ceramic revenue, our international base ceramic revenue increased to 60% of total base ceramic revenue for the year ended December 31, 2019 compared to 39% for the same period in 2018.

Environmental Technologies and Services segment revenues of $26.2 million for the year ended December 31, 2019 decreased 19% compared to $32.1 million in 2018.  These decreases were mainly attributable to a decrease in oil and natural gas industry activity and increased competition.

Gross (Loss) Profit

($ in thousands)	2019	Percent Change	2018
Consolidated gross loss	$(33,437)	(47)%	$(22,689)
Consolidated as a % of revenues	(21)%		(11)%
Gross (loss) profit by operating segment:
Oilfield and Industrial Technologies and Services	$(36,483)	(28)%	$(28,439)
Oilfield and Industrial Technologies and Services %	(27)%		(16)%
Environmental Technologies and Services	$3,046	(47)%	$5,750
Environmental Technologies and Services %	12%		18%

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

Oilfield and Industrial Technologies and Services segment gross loss for the year ended December 31, 2019 was $36.5 million, or (27)% of revenues, compared to gross loss of $28.4 million, or (16)% of revenues, for 2018.  The worsening of gross loss in 2019 was primarily attributable to a reduction in more profitable technology products within our sales mix.  We expect to incur slowing and idling production costs in the future until our production levels return to normal capacity.  In addition, during the fourth quarter of 2019, the Company recorded a $4.3 million lower of cost or net realizable value inventory adjustment as a result of certain inventories in which net realizable value fell below book value.

Environmental Technologies and Services segment gross profit for the year ended December 31, 2019 was $3.0 million, or 12% of revenues, compared to gross profit of $5.8 million, or 18% of revenues, for 2018.  This decrease in gross profit was primarily the result of the decrease in sales.

Depreciation and amortization was $29.2 million for the year ended December 31, 2019 compared to $32.3 million for the same period in 2018.  This decrease was largely due to the sale of the Millen facility in December 2018.

Selling, General & Administrative (SG&A) and Other Operating Expenses

($ in thousands)	2019	Percent Change	2018
Selling, general and administrative expenses (SG&A) (exclusive of depreciation and amortization)	$39,181	(0)%	$39,227
SG&A as a % of revenues	24%		19%
Depreciation and amortization	$1,516	(35)%	$2,336
Loss on sale of Millen plant	$—	(100)%	$2,305
Loss on sale of Russian proppant business	$—	(100)%	$350
Other operating expense (income)	$224,896	n/m	$(332)
SG&A by operating segments:
Oilfield and Industrial Technologies and Services	$36,743	1%	$36,491
Oilfield and Industrial Technologies and Services %	27%		20%
Environmental Technologies and Services	$2,438	(11)%	$2,736
Environmental Technologies and Services %	9%		9%

n/m - not meaningful

Oilfield and Industrial Technologies and Services segment SG&A was $36.7 million for the year ended December 31, 2019 compared to $36.5 million for 2018.  Environmental Technologies and Services segment SG&A was $2.4 million for the year ended December 31, 2019 compared to $2.7 million for 2018.  The decrease in environmental segment SG&A expenses primarily resulted from a decrease in sales and marketing expenses.

Depreciation and amortization was $1.5 million for the year ended December 31, 2019 compared to $2.3 million for 2018.  This decrease was the result of certain assets becoming fully depreciated and fully amortized.  Other operating expense in 2019 was related to various asset impairments.  See Critical Accounting Policies section.  Other operating income in 2018 was primarily related to gain on asset sales partially offset by other operating expenses.  As a percentage of revenues, Oilfield and Industrial Technologies and Services segment SG&A expenses for 2019 increased to 27% compared to 20% in 2018, primarily due to the decrease in revenues.

Income Tax Expense (Benefit)

($ in thousands)	2019	2018
Income Tax (Benefit) Expense	$(2,214)	$892
Effective Income Tax Rate	(0.7)%	1.2%

Income taxes are not allocated between our operating segments.  Consolidated income tax benefit was $2.2 million, or (0.7)% of pretax loss, for the year ended December 31, 2019 compared to income tax expense of $0.9 million, or 1.2% of pretax loss for 2018.  Net operating losses generated are carried forward, the substantial majority of which are reserved by a valuation allowance.

Liquidity and Capital Resources

Overview

At December 31, 2019, we had cash and cash equivalents of $34.3 million compared to $72.8 million at December 31, 2018.  In addition, at December 31, 2019, we had total restricted cash of $9.7 million compared to $10.6 million at December 31, 2018.  During the year ended December 31, 2019, we received proceeds of $4.6 million from issuances of common stock under our ATM program and net proceeds from asset sales of $1.1 million.  Uses of cash included $11.5 million in operating activities, $2.2 million for capital expenditures, $1.6 million in cash outflows relating to our investment in PicOnyx, $1.5 million in cash outflows relating to certain post-closing matters relating to the 2018 sale of our Millen plant, $27.7 million in repayments of various notes, and $0.5 million in other financing outflows.  There were no major capital spending projects in 2019.  Capital spending in 2019 primarily related to various plant maintenance as well as equipment purchases for the environmental business.

We estimate our total capital expenditures in 2020 will be less than $2.0 million and may be limited by the Chapter 11 Cases.

Chapter 11 Cases

Since the commencement of the Chapter 11 Cases, each of the Debtors has continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At the conclusion of the Chapter 11 Cases, we expect the Supporting Lenders to exchange certain claims against us that they hold for 100% of the equity interests in Reorganized CARBO and that our existing common stock will be cancelled.

The commencement of the Chapter 11 Cases also constituted an event of default under our Credit Agreement that accelerated our obligations thereunder. Under the Bankruptcy Code, the Supporting Lenders are stayed from taking any action against us as a result of this event of default.

Principal Sources and Uses of Capital Resources

Our principal sources of liquidity consist of (i) cash and cash equivalents; (ii) cash generated from operations; and (iii) following the filing of the Chapter 11 Cases, borrowing capacity under the DIP Facility. Our principal liquidity requirements are currently for: (i) working capital needs; (ii) debt service and (iii) professional fees associated with the Chapter 11 Cases.

Debtor-in-Possession Financing and Exit Facility

On March 30, 2020, the Debtors entered into the DIP Credit Agreement with the DIP Facility Lenders providing for a $15 million DIP Facility. On March 30, 2020, the Bankruptcy Court granted interim approval of the Debtors’ motion to approve the DIP Facility, including the DIP Credit Agreement, and the borrowing by CARBO of up to $5 million of loans thereunder between March 30, 2020 and the Bankruptcy Court’s entry of a final order approving the DIP Facility and DIP Credit Agreement.

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain customary exclusions and carve-outs. Borrowings under the DIP Facility will mature August 29, 2020 (the “Maturity Date”) and will bear interest at a rate of 8.00% per annum.  For more information regarding the DIP Credit Agreement and DIP Facility, see ““Item 1―Business―Recent Developments―Debtor-in-Possession Financing”.

Going Concern and Financial Reporting in Reorganization

As a result of our financial condition, the defaults under our Credit Agreement and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.  For additional information concerning our bankruptcy proceedings under Chapter 11, see Note 1 to the Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019.

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

As of December 31, 2019, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

For Management’s Report on Internal Control Over Financial Reporting, see page F-1 of this Report.

(c)	Report of Independent Registered Public Accounting Firm

Not required.

(d)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected or are reasonably likely to materially affect, those controls.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning executive officers under Item 401 of Regulation S-K is set forth in Part I of this Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table lists as of March 5, 2020, with respect to each person who is known to the Company to be the beneficial owner of more than 5 percent of the outstanding shares of Common Stock of the Company, the name and address of such owner, the number of shares of Common Stock beneficially owned and the percentage such shares comprised of the outstanding shares of Common Stock of the Company. Except as indicated, each holder has sole voting and dispositive power over the listed shares. Percentage of beneficial ownership is based on 29,241,247 shares of Common Stock outstanding on March 5, 2020.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	%
FMR LLC (1)	3,695,903	12.6%
245 Summer Street Boston, Massachusetts 02210
Wilks Brothers, LLC(2)	3,091,893	10.6%
17010 Interstate 20 Cisco, Texas 76437
William C. Morris (3)	2,928,859	10.0%
60 East 42nd Street, Suite 3210 New York, New York 10165
(1)

Based on a Schedule 13G/A filing with the SEC on February 7, 2020, as of December 31, 2019, FMR LLC reported sole voting power as to 148,041 shares of Common Stock and sole dispositive power as to 3,695,903 shares of Common Stock.

(2)

Based on a Schedule 13D/A filing with the SEC on July 9, 2019, as of June 20, 2019, Wilks reported beneficial ownership and sole voting and dispositive power as to 3,614,915 shares of Common Stock, including 523,022 shares of Common Stock issuable upon exercise of a warrant that the Company issued to Wilks on March 2, 2017.

(3)

Based on a Schedule 13G/A filing with the SEC on February 12, 2020, as of December 31, 2019, Mr. Morris reported sole voting and dispositive power as to 2,857,859 shares of Common Stock. Also includes 71,000 shares of Common Stock held by Mr. Morris’ spouse, for which Mr. Morris shares voting and dispositive power.

The following table sets forth the number of shares of Common Stock of the Company beneficially owned by (i) each Director of the Company, (ii) each named executive officer of the Company, and (iii) Directors and named executive officers of the Company as a group, as of March 5, 2020. For purposes of this Annual Report on Form 10-K, Gary A. Kolstad, Ernesto Bautista, III and Don P. Conkle are referred to as the Company’s “named executive officers” or “NEOs.”  Except as indicated, each holder has sole voting and dispositive power over the listed shares. No current Director, nominee Director or NEO has pledged any of the shares of Common Stock disclosed below. Percentage of beneficial ownership is based on 29,241,247 shares of Common Stock outstanding on March 5, 2020. The number and percentage of shares of Common Stock beneficially owned is determined under the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares of Common Stock for which a person has sole or shared voting power or investment power and also any shares of Common Stock that such person has a right to acquire within 60 days of March 5, 2020. Unless otherwise indicated in the footnotes, the address for each NEO and Director is c/o CARBO Ceramics Inc., 575 N. Dairy Ashford, Suite 300, Houston, Texas 77079.

	Amount and Nature of Beneficial Ownership		% of Common
	Currently Owned	Acquirable Within 60 Days	Stock Beneficially Owned
Directors
Sigmund L. Cornelius	38,698		*
Chad C. Deaton	40,208		*
H. E. Lentz, Jr.	43,198		*
Randy L. Limbacher	42,190		*
Gary A. Kolstad (1)	518,657		1.8%
Carla S. Mashinski	15,000		*
Other Named Executive Officers
Ernesto Bautista, III (1)	149,574		*
Don P. Conkle (1)	216,474		*
Directors and All Executive Officers as a Group (9 persons) (2)	1,092,341		3.7%
*	Less than 1%.
(1)

Shares shown above for Messrs. Kolstad, Bautista and Conkle include 89,334, 28,786 and 35,686 shares of unvested restricted stock, respectively, for which the holder has sole voting but no dispositive power.

(2)	Shares shown include 170,459 shares of unvested restricted stock held by executive officers as a group for which each holder has sole voting but no dispositive power.

Directors

SIGMUND L. CORNELIUS Director since: 2009 Age: 65

Since April 1, 2014, Mr. Cornelius has served as President and Chief Operating Officer of Freeport LNG Development, L.P. (a Texas-based owner and operator of liquefied natural gas facilities). From October 2008 until December 2010, he served as Senior Vice President, Finance, and Chief Financial Officer of ConocoPhillips (a Houston-based energy company). Prior to that, he served as Senior Vice President, Planning, Strategy and Corporate Affairs of ConocoPhillips since September 2007, having previously served as President, Exploration and Production — Lower 48 since 2006. He served as President, Global Gas of ConocoPhillips since 2004, and prior to that served as President, Lower 48, Latin America and Midstream since 2003. Mr. Cornelius retired from ConocoPhillips in December 2010 after 30 years of service with the company. Mr. Cornelius currently serves as a Director of various Freeport LNG entities, and was a Director of DCP Midstream GP, LLC from November 2007 to October 2008, USEC Inc. from 2011 to 2014, Ni Source, Inc. from 2011 to 2015, Columbia Pipeline Group, Inc. from 2015 to 2016, Parallel Energy Trust from 2011 to 2016, Western Refining from 2012 to 2017 and Andeavor Logistics from 2018 to 2019.  Mr. Cornelius has significant domestic and international executive experience in the Exploration and Production industry, which is the primary end user of the Company’s products and services. In addition, as the former CFO of a public company, he has extensive experience and skills in the areas of corporate finance, accounting, strategic planning and risk oversight.

CHAD C. DEATON Director since: 2013 Age: 67

Mr. Deaton served as Executive Chairman of the Board of Baker Hughes Incorporated (a Houston-based oilfield services company) from January 2012 until his retirement on April 25, 2013. Prior to that, he served as Chairman, President and Chief Executive Officer from October 2004 until January 2012. From August 2002 to October 2004, he served as President, Chief Executive Officer and a Director of the Hanover Compressor Company (a Houston-based natural gas compression package supplier). Mr. Deaton was employed in a variety of positions by Schlumberger Oilfield Services and/or its affiliates from 1976 through 2001. Mr. Deaton currently serves as a Director of the following companies and committees as noted:  Ariel Corporation (a private corporation); Air Products and Chemicals Inc. (Compensation Committee, Chairman of the Governance Committee and Lead Director); Marathon Oil Corporation (Compensation Committee, HSE Committee and Chairman of the Governance Committee); and Transocean Ltd. (Chairman of the Board).  Mr. Deaton also served as a Director of the Company from 2004-2009.  Mr. Deaton has significant domestic and international executive experience in the Oilfield Services industry.

GARY A. KOLSTAD Director since: 2006 Age: 61

Mr. Kolstad was elected to serve as Chairman of the Board May 21, 2019.  He was appointed by the Board to serve as President and Chief Executive Officer and a Director of the Company, effective as of June 1, 2006. Mr. Kolstad was previously employed by Schlumberger from 1985 to mid-2006, where he served as Vice President, Global Accounts for Schlumberger Oilfield Services and led Schlumberger’s U.S. Onshore business unit as Vice President, Oilfield Services.  In addition to senior management roles in Schlumberger, he also held positions in marketing strategy, human resources and sales.  Mr. Kolstad has a Bachelor of Science degree in Petroleum Engineering and a strong executive background in the oil field services business. He also has a solid understanding of global operations, strategic planning, technology, and business models.

H. E. LENTZ, JR. Director since: 2003 Age: 75

From June 2009 to May 2011, Mr. Lentz served as a Managing Director of Lazard Frères & Co. (an investment banking firm). Formerly, he served as a Managing Director of Barclays Capital, an investment banking firm and successor to Lehman Brothers, from September 2008 to March 2009; a Managing Director of Lehman Brothers from 1993 to 2002; consultant to Lehman in 2003 and an Advisory Director of Lehman from 2004 to 2008.  He also served as the non-executive Chairman of the Board of Rowan Companies plc, from 2010 to 2014 and as a Director of Peabody Energy Corporation from 1998 to 2017.  He currently serves as a Director of Macquarie Infrastructure Company and WPX Energy, Inc.  Mr. Lentz has significant experience in the areas of corporate finance, mergers and acquisitions and strategic planning.  As a Director of two other public companies, he also has experience in the area of corporate governance.

RANDY L. LIMBACHER Director since: 2007 Age: 61

Since June 2017, Mr. Limbacher has been Chief Executive Officer of Meridian Energy LLC (a Houston-based energy advisory firm).  Meridian provides management services to Alta Mesa Resources (a Houston-based oil and natural gas company) and from January 1, 2019 through September 11, 2019, Mr. Limbacher served as Alta Mesa’s Interim President.  From September 12, 2019 through March 12, 2020, Mr. Limbacher will serve as Alta Mesa’s Executive Vice President of Strategy.  Alta Mesa filed for bankruptcy protection in September 2019.  From April 2013 until December 2015, Mr. Limbacher served as President, Chief Executive Officer and a Director of Samson Resources Corporation (a Tulsa-based oil and natural gas company), which filed for Chapter 11 protection in September 2015. Mr. Limbacher served as Vice Chairman of the Board of Directors of Samson from December 2015 until the company emerged from bankruptcy in March 2017. From November 2007 until February 2013, Mr. Limbacher served as President and Chief Executive Officer and a Director of Rosetta Resources, Inc. (a Houston-based oil and natural gas company). From February 2010 until February 2013, Mr. Limbacher also served as Chairman of the Board of Rosetta. From April 2006 until November 2007, Mr. Limbacher held the position of President, Exploration and Production — Americas for ConocoPhillips (a Houston-based energy company). Prior to that time, Mr. Limbacher spent over twenty years with Burlington Resources Inc. (a Houston-based oil and natural gas company), where he served as Executive Vice President and Chief Operating Officer from 2002 until acquired by ConocoPhillips in April 2006. He was a Director of Burlington Resources from January 2004 until the sale of the company. Mr. Limbacher has served as a director of TC Energy (formerly TransCanada Corporation) since June 2018.  Mr. Limbacher has significant executive experience in the oil and natural gas industry. He also possesses skills in the area of strategic planning.

CARLA S. MASHINSKI Director since: 2019 Age: 57

Ms. Mashinski has served as Chief Financial Officer of Cameron LNG, LLC (a liquefied natural gas company) since July 2015; effective February 2017, her title was expanded to Chief Financial and Administrative Officer. From September 2014 to July 2015, Ms. Mashinski served as Chief Financial Officer and Vice President of Finance and Information Management of the North American operations of SASOL (an international integrated energy company). Prior to that, Ms. Mashinski held various financial positions for SBM Offshore, GulfMark Offshore, Duke Energy and Shell Oil Company.  Ms. Mashinski currently serves as a Director of Unit Corporation and Primoris Services Corporation.  She has extensive experience in the areas of global operational infrastructures, corporate finance and information management.

Board of Directors, Committees of the Board of Directors and Meeting Attendance

The Board met eleven times and took action by unanimous written consent one time during the last fiscal year. Each Director attended at least 75 percent of all meetings of the Board and the Committees of which such Director is a member. Although there is no formal policy as to Director attendance at the Annual Meeting, all Directors attended the 2019 Annual Meeting.

The primary function of the Board is oversight, which includes among other matters, oversight of the principal risk exposures of the Company. To assist the Board in this role, the Audit Committee periodically requests the Company’s internal auditor to conduct a review of enterprise risks associated with the Company. The internal audit firm reports its findings and assessments to the Audit Committee, which then reports the findings to the Board as a whole.

The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which is currently comprised of five members. Each of these Committees has a charter, each of which is available free of charge on the Company’s website at www.carboceramics.com (together with the Company’s Corporate Governance Guidelines) or by writing to the Company at: CARBO Ceramics Inc., c/o Corporate Secretary, 575 N. Dairy Ashford, Suite 300, Houston, Texas 77079. The Board votes annually on the membership and chairmanship of all Committees.

Each Director elected to the Board will hold office until the next Annual Meeting or until his or her successor has been elected and qualified.

Audit Committee. The Audit Committee currently consists of Sigmund L. Cornelius (Chairman), Chad C. Deaton, H. E. Lentz, Jr., Randy L. Limbacher and Carla S. Mashinski. The Committee met eight times during the last fiscal year. The Board has determined that all of the members of the Audit Committee are independent within the meaning of the applicable rules of the SEC and the listing standards of the NYSE. The Board has also determined that Sigmund L. Cornelius and Carla S. Mashinski meet the requirements for being an “audit committee financial expert,” as that term is defined by applicable SEC and NYSE rules. The Audit Committee appoints and retains the Company’s independent registered public accounting firm, approves the fee arrangement and scope of the audit, reviews the financial statements and the independent registered public accounting firm’s report, considers comments made by the independent registered public accounting firm with respect to the Company’s internal control structure and reviews internal accounting procedures and controls with the Company’s financial and accounting staff. The Audit Committee also conducts the review of the non-audit services provided by the independent registered public accounting firm to determine their compatibility with its independence. The Audit Committee reviews the independent registered public accounting firm’s performance, qualification and quality control procedures and establishes policies for: (i) the pre-approval of audit and permitted non-audit services by the independent registered public accounting firm; (ii) the hiring of former employees of the independent registered public accounting firm; and (iii) the submission and confidential treatment of concerns from employees or others about accounting, internal controls, auditing or other matters.

The Audit Committee reviews with management the Company’s disclosure controls and procedures and internal control over financial reporting and the processes supporting the certifications of the Chief Executive Officer and Chief Financial Officer. It also reviews with management and the Company’s independent registered public accounting firm the Company’s critical accounting policies. The Audit Committee reviews the Company’s annual and quarterly SEC filings and other related Company disclosures. The Audit Committee reviews the Company’s compliance with the Code of Business Conduct and Ethics as well as other legal and regulatory matters. In performing these duties, the Audit Committee has full authority to: (i) investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company; (ii) retain outside legal, accounting or other consultants to advise the Committee; and (iii) request any officer or employee of the Company, the Company’s in-house or outside counsel, internal audit service providers or independent registered public accounting firm to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

Compensation Committee. The Compensation Committee currently consists of Randy L. Limbacher (Chairman), Sigmund L. Cornelius, Chad C. Deaton, H. E. Lentz, Jr. and Carla S. Mashinski. The Committee met three times during the last fiscal year. The Board has determined that all of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE. The Compensation Committee (i) establishes policies relating to the compensation of the non-employee Directors, officers and key management employees of the Company; (ii) reviews and approves the compensation of the non-employee Directors, officers and the President and Chief Executive Officer; (iii) reviews payment estimates with respect to cash incentive compensation awards for non-officer employees; (iv) oversees the administration of the Company’s equity compensation plans; and (v) reviews and approves periodically, but no less than annually, the Company’s compensation goals and objectives with respect to its officers, including oversight of the risks associated with the Company’s compensation programs. The Compensation Committee also evaluates and approves post-service arrangements with management and establishes and reviews periodically the Company’s perquisite policies for management and Directors.

In performing its duties, the Compensation Committee has ultimate authority and responsibility to engage and terminate any compensation consultant, legal counsel or other adviser (together “advisers”) to assist in determining appropriate compensation levels for the Chief Executive Officer or any other member of the Company’s management and to approve the terms of any such engagement and the fees of any such adviser. For 2019, Frederic W. Cook & Co., Inc. (“FW Cook”) was engaged by the Committee to provide compensation consulting services in connection with the Company’s annual the review of executive compensation. FW Cook did not provide any other services to the Company in 2019. In 2019, the Company also engaged Longnecker & Associates (“Longnecker”) to provide specific compensation consulting services for the design and development of our Key Employee Retention Program. Longnecker did not provide any other services to the Company in 2019. In addition, the Committee has full access to any relevant records of the Company and may also request that any officer or other employee of the Company (including the Company’s senior compensation or human resources executives), the Company’s in-house or outside counsel, or any other person meet with any members of, or consultant to, the Committee. In addition to information provided by outside compensation consultants, the officers of the Company may also collect peer group compensation data for review by the Committee.

The Committee sets the compensation policy for the Company as a whole and specifically decides all compensation matters related to the officers of the Company. The Committee has delegated to its Chairman the ability to grant interim equity awards to non-officer employees of the Company under the stockholder-approved equity plans of the Company in an amount not to exceed $100,000 of Common Stock per employee award, with such awards to be reported to the full Committee at its next meeting.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of H. E. Lentz, Jr. (Chairman), Sigmund L. Cornelius, Chad C. Deaton, Randy L. Limbacher, and Carla S. Mashinski. The Committee met five times during the last fiscal year. The Board has determined that all of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the NYSE. The Nominating and Corporate Governance Committee establishes the Company’s corporate governance principles and guidelines. These principles and guidelines address, among other matters, the size, composition and responsibilities of the Board and its Committees, including their oversight of management. The Committee also advises the Board with respect to the charter, structure and operation of each Committee of the Board. The Nominating and Corporate Governance Committee oversees the evaluation of the Board and officers of the Company and reviews and periodically reports to the Board on matters concerning Company succession planning. The Committee has full access to any relevant records of the Company and may retain outside consultants to advise it. The Committee has the ultimate authority and responsibility to engage or terminate any outside consultant to identify Director candidate(s) and to approve the terms and fees of such engagement of any such consultant. The Committee may also request that any officer or other employee of the Company, the Company’s outside counsel, or any other person meet with any members of, or consultants to, the Committee.

The Company’s Board has charged the Nominating and Corporate Governance Committee with identifying individuals qualified to become members of the Board and recommending Director nominees for each Annual Meeting, including the recommendation of nominees to fill any vacancies on the Board. The Nominating and Corporate Governance Committee considers Director candidates suggested by its members, other Directors, officers and stockholders. Stockholders desiring to make such recommendations should timely submit the candidate’s name, together with biographical information and the candidate’s written consent to be nominated and, if elected, to serve to: Chairman, Nominating and Corporate Governance Committee of the Board of Directors of CARBO Ceramics Inc., 575 N. Dairy Ashford, Suite 300, Houston, Texas 77079. To assist it in identifying Director candidates, the Committee is also authorized to retain, at the expense of the Company, third party search firms and legal, accounting, or other advisors, including for purposes of performing background reviews of potential candidates. The Committee provides guidance to search firms it retains about the particular qualifications the Board is then seeking.

All Director candidates, including those recommended by stockholders, are evaluated on the same basis.  Candidates are selected for their character, judgment, business experience and specific areas of expertise, among other relevant considerations, such as the requirements of applicable law and listing standards (including independence standards) and diversity of membership.  The Company’s Corporate Governance Guidelines require the Nominating and Governance Committee to consider all aspects of each candidate’s qualifications and skills with a view to creating a Board with a diversity of experience and perspectives, including diversity with respect to race, gender, geography, and areas of expertise.  Accordingly, the Nominating and Governance Committee must consider (and will ask any search firm that it engages to provide) a slate of diverse candidates including, but not limited to, women and minorities.  The Board recognizes the importance of soliciting new candidates for membership on the Board and that the needs of the Boards, in terms of the relative experience and other qualifications of candidates, may change over time.  In determining the needs of the Board and the Company, the Nominating and Corporate Governance Committee considers the qualifications of sitting Directors and consults with the Board, the Chief Executive Officer and certain other officers and, where appropriate, external advisors.  All Directors are expected to exemplify the highest standards of personal and professional integrity and to assume the responsibility of challenging management through their active and constructive participation and questioning in meetings of the Board and its various Committees, as well as in less formal contacts with management.  Director candidates, other than sitting Directors, are interviewed at the direction of the Committee, which may include (at the Committee’s direction) interviews by the Chairman of the Board, other Directors, the Chief Executive Officer and certain other officers, and the results of those interviews are considered by the Committee in its deliberations.

The members of the Nominating and Corporate Governance Committee constitute all of the non-management Directors on the Board. As the Chairman of the Nominating and Corporate Governance Committee, H. E. Lentz, Jr. serves as the presiding Director for non-management executive sessions of these Directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its Directors and employees, including its Chief Executive Officer, Chief Financial Officer and Controller.  The Code of Business Conduct and Ethics, including future amendments, is available free of charge on the Company’s website at www.carboceramics.com or by writing to the Company at: CARBO Ceramics Inc., c/o General Counsel, 575 N. Dairy Ashford, Suite 300, Houston, Texas 77079.  The Company will also post on its website any amendment to or waiver under the Code of Business Conduct and Ethics granted to any of its Directors or executive officers. No such waivers were requested or granted in 2019.

Report of the Audit Committee

The Audit Committee met eight times during 2019. The Audit Committee reviewed with management and the independent registered public accounting firm the interim financial information included in the March 31, June 30 and September 30, 2019 Quarterly Reports on Form 10-Q prior to their filing with the SEC. In addition, the Audit Committee reviewed all earnings releases with management and the Company’s independent registered public accounting firm prior to their release.

Consistent with the applicable requirements of the Public Company Accounting Oversight Board, the Company’s independent registered public accounting firm provided the Audit Committee a written statement describing all the relationships between it and the Company that might bear on its independence. The Audit Committee also discussed and reviewed with the Company’s independent registered public accounting firm all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 1301 (Communications with Audit Committees), which supersedes Statement on Auditing Standards No. 61.

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviews and discusses with management the audited financial statements in the Company’s Annual Report on Form 10-K, including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the acceptability and quality of the Company’s accounting principles and such other matters appropriate for discussion with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent registered public accounting firm its independence from management and the Company and considered the compatibility of non-audit services with its independence.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for its audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, its evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for filing with the SEC. The Audit Committee also approved, subject to stockholders’ ratification, the selection of the Company’s independent registered public accounting firm.

CARBO Ceramics Inc. Audit Committee

Sigmund L. Cornelius, Chairman Chad C. Deaton H. E. Lentz, Jr. Randy L. Limbacher Carla S. Mashinski

May 15, 2020

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning (i) annual compensation paid during fiscal years ended December 31, 2018 and 2019 to the Company’s NEOs as of December 31, 2019.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gary A. Kolstad	2019	683,333	(1)	—	524,794	—	314,041	—	21,840	(4)	1,544,008
President and Chief Executive Officer	2018	833,333		—	1,469,998	—	469,346	—	17,505		2,790,182
Ernesto Bautista, III	2019	370,000		—	191,778	—	77,549	—	18,755	(4)	658,082
Vice President and Chief Financial Officer	2018	370,000		—	363,000	—	82,038	—	20,591		835,629
Don P. Conkle	2019	425,000		—	237,303	—	96,135	—	8,400	(5)	766,838
Vice President of Marketing and Sales	2018	425,000		—	450,005	—	96,954	—	8,250		980,209

(1)	Mr. Kolstad voluntarily reduced his annual base salary to $750,000 on November 1, 2018, and $650,000 on May 1, 2019.
(2)

The amounts shown do not reflect compensation actually received by the NEO. Rather, amounts set forth in the Stock Awards column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 for financial statement reporting purposes in fiscal year 2019 by the Company with respect to restricted stock awards and cash-settled restricted stock units. A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2019 may be found in Note 10 to the consolidated financial statements.  A discussion of the assumptions used in this valuation with respect to awards made in fiscal years prior to fiscal year 2019 may be found in the corresponding sections of the Company’s financial statements and accompanying footnotes for the fiscal year in which the awards was made.  Dividends are paid on shares of restricted stock at the same rate, and at the same time, that dividends are paid to stockholders of the Company.  The Company does not expect to pay dividends for the foreseeable future.

(3)

The amounts disclosed for 2019 represent the portion of the 2017 grant of long-term performance-based cash awards earned for New Technology Revenue.  The amounts earned for the Relative Total Stockholder Return 2019 one-year performance period for the 2017 and 2018 awards were $0.  The amounts earned for the 2017 grant of long-term performance-based cash awards earned for the Relative Total Stockholder Return performance period 2017-2019 were $0.  The annual performance-based cash awards earned in 2019 were $0.

(4)	The amounts disclosed for Mr. Kolstad and Mr. Bautista include (i) contributions under the Company’s Savings and Profit Sharing Plan of $8,400 and (ii) reimbursement of club dues.
(5)	The amounts disclosed for Mr. Conkle represent contributions under the Company’s Savings and Profit Sharing Plan.

Kolstad Employment Agreement. The Company entered into an employment agreement with Gary A. Kolstad, dated May 10, 2006, which was amended and restated effective as of March 16, 2016, pursuant to which Mr. Kolstad is employed as President and Chief Executive Officer of the Company. Mr. Kolstad’s agreement was further amended in March 2017 to increase his base salary to $850,000 effective as of April 1, 2017, and to provide for a revised incentive award formula starting in 2017. The agreement currently runs through December 31, 2019, with automatic extensions for successive one-year periods unless written notice of an election not to extend is given by either party, or unless the Company or Mr. Kolstad terminates his employment earlier. The Company annually reviews Mr. Kolstad’s annual base salary based on a variety of factors, including the base salary range for Chief Executive Officers of the Similar Companies. The employment agreement gives the Company the right to increase Mr. Kolstad’s annual base salary, but does not expressly permit for it to be decreased. Mr. Kolstad is eligible to receive an incentive award for each fiscal year as described in the agreement. Mr. Kolstad is entitled to four weeks of paid vacation per year, subject to the Company’s applicable policies. Mr. Kolstad shall be reimbursed for all reasonable, ordinary and necessary expenses incurred in the performance of his duties, provided he accounts to the Company for such expenses. Mr. Kolstad shall also be entitled to such benefits and perquisites as are generally made available to officers of the Company. For more information regarding Mr. Kolstad’s employment agreement, see “Potential Termination and Change in Control Payments” below.

The following table sets forth information regarding outstanding equity awards held by the Company’s NEOs as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gary A. Kolstad,	—	—	—	—	—	248,166	59,560	—	—
President and Chief Executive Officer
Ernesto Bautista, III	—	—	—	—	—	75,210	18,050	—	—
Vice President and Chief Financial Officer
Don P. Conkle	—	—	—	—	—	93,236	22,377	—	—
Vice President of Marketing and Sales

(1)

Pursuant to grants made under the Omnibus Plans, one third of the shares or cash-settled restricted stock units, as applicable, subject to each award vest on the first occurrence of February 1 following each of the first three anniversaries of the grant date. Additional information concerning the vesting schedule for these awards is as follows:

	Shares/Units Vested in February 2020	Shares/Units to Vest in February 2021	Shares/Units to Vest in February 2022
Mr. Kolstad	February 1, 2020 – 127,869	February 1, 2021 – 80,297	February 1, 2022 – 40,000
Mr. Bautista	February 1, 2020 – 36,219	February 1, 2021 – 24,471	February 1, 2022 – 14,520
Mr. Conkle	February 1, 2020 – 44,899	February 1, 2021 – 30,337	February 1, 2022 – 18,000

(2)	Market Value is computed by multiplying the closing market price of the Company’s stock at the end of fiscal year 2019 of $0.24 by the number of shares subject to the award.

Director Compensation

The following table sets forth information regarding the compensation of the Company’s non-employee Directors. Mr. Kolstad did not receive any additional compensation for his service on the Board in 2019. Compensation received by Mr. Kolstad in his capacity as President and Chief Executive Officer is disclosed under “Summary Compensation Table” above.

Director Compensation for Fiscal Year 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sigmund L. Cornelius	74,000	3,075	—	—	—	—	77,075
Chad C. Deaton	64,000	3,075	—	—	—	—	67,075
H. E. Lentz, Jr.	83,250	3,075	—	—	—	—	86,325
Randy L. Limbacher	71,500	3,075	—	—	—	—	74,575
William C. Morris (2)	35,000	—	—	—	—	—	35,000
Justin H. Wilks (3)	22,000	6,880	—	—	—	—	28,880
Carla S. Mashinski (4)	63,000	6,150	—	—	—	—	69,150

(1)

Amounts shown represent the value of the 7,500 shares of stock granted to each Director, excluding Messrs. Morris and Wilks, who were not Directors at the time of the grant, on May 22, 2019, the first business day after last year’s Annual Meeting, computed by multiplying the closing price of the Company’s stock on the date six months following the date of grant by the number of shares subject to the grant, according to Internal Revenue Code Section 83(c) as a result of the substantial risk of forfeiture resulting from these unregistered shares being subject to a six month period in which the shares may not be transferred due to SEC Rule 144.  In addition, Ms. Mashinski received an additional 7,500 unregistered shares on May 22, 2019 as a recruitment award.  The amount shown for Mr. Wilks represent the aggregate grant date fair value of 6,370 cash-settled phantom awarded on July 16, 2019 based on the share price on that date.

(2)	Mr. Morris did not stand for re-election at the May 21, 2019 Annual Meeting, and as such was not a Director after that date.
(3)	Mr. Wilks was appointed to the Board on June 20, 2019. Mr. Wilks resigned from the Board on November 13, 2019.
(4)	Ms. Mashinski was appointed to the Board on January 22, 2019.

Cash Fees. Directors who are not employees of the Company are paid a quarterly cash retainer of $10,000 plus $2,000 for each meeting of the Board that they attend, all paid on a quarterly basis. Non-employee Directors also receive $1,000 for each Committee meeting that they attend that does not immediately precede or follow a meeting of the Board, also paid on a quarterly basis. Effective July 1, 2016, the Directors voluntarily reduced their quarterly cash retainers to $8,000.  In addition to their compensation as Directors, the Chairmen of the Audit and Compensation Committees each receive $10,000 annually as compensation for their service as Chairmen of these Committees. The Chairman of the Nominating and Corporate Governance Committee does not currently receive a separate payment for service as Chairman of this Committee. In addition to his compensation as a Director, the Lead Independent Director receives $15,000 annually, paid quarterly in equal installments. All Directors are reimbursed for out-of-pocket expenses incurred by them in attending meetings of the Board and its Committees and otherwise in performing their duties.

Equity Awards. Each non-employee Director who is serving in such capacity on the first business day after each Annual Meeting of Stockholders receives an annual grant of Common Stock with a market value of $100,000 as of such date (each, an “Annual Director Stock Grant”). However, in consideration of numerous cost reduction efforts being undertaken by the Company, beginning in March 2016 the Board voluntarily reduced the value of the Annual Director Stock Grant from $100,000 to $80,000 for 2016, 2017 and 2018. Mr. Morris waived his 2016, 2017 and 2018 Annual Director Stock Grants altogether.  In 2018, each non-employee Director (other than Messrs. Rubin and Morris) received 7,498 shares of Common Stock as an Annual Director Stock Grant.  In 2019, because of the decrease in value of Common Stock, the Annual Director Grant was limited to 7,500 shares.

Stock Ownership Requirements. Each non-employee Director is required to hold a minimum amount of shares of Common Stock (including shares of restricted stock) equal to all shares received as Annual Director Stock Grants during their tenure as a Director.  Each non-employee Director currently meets this requirement.

POTENTIAL TERMINATION AND CHANGE IN CONTROL PAYMENTS

The following tables set forth the estimated value of payments and benefits that the Company’s named executive officers would be entitled to receive assuming certain terminations of employment and/or assuming a change in control of the Company, in each case occurring on December 31, 2019 and using the closing market price of the Common Stock at the end of fiscal year 2019 of $0.24.

Gary A. Kolstad

Triggering Event	Cash-Out Value of Equity-Based Awards that Vest as a Result of a Triggering Event ($)	Cash-Out Value of Cash-Based Awards that Vest as a Result of a Triggering Event ($)		Value of Salary Continuation ($)
Termination of Employment
Prior to a Change In Control without Cause	—	848,141	(1)	1,500,000
After a Change In Control without Cause or for Good Reason	—	—		1,500,000
Retirement	—	—		—
Disability	59,560	3,710,000		—
Death	59,560	3,710,000		—
Voluntary Termination	—	—		—
Change in Control	59,560	2,773,800		—

(1)

Represents accelerated payout under long term performance-based cash awards based on performance as of December 31, 2019 in regards to Total Stockholder Return and assuming payout at target for New Technology Revenue.

Ernesto Bautista, III

Triggering Event	Cash-Out Value of Equity-Based Awards that Vest as a Result of a Triggering Event ($)	Cash-Out Value of Cash-Based Awards that Vest as a Result of a Triggering Event ($)		Value of Salary Continuation ($)
Termination of Employment
Prior to a Change In Control without Cause	—	209,439	(1)	—
After a Change In Control without Cause or for Good Reason	—	—		740,000
Retirement	—	—		—
Disability	18,050	1,088,200		—
Death	18,050	1,088,200		—
Voluntary Termination	—	—		—
Change in Control	18,050	787,031		—
(1)

Represents accelerated payout under long term performance-based cash awards based on performance as of December 31, 2019 in regards to Total Stockholder Return and assuming payout at target for New Technology Revenue.

Don P. Conkle

Triggering Event	Cash-Out Value of Equity-Based Awards that Vest as a Result of a Triggering Event ($)	Cash-Out Value of Cash-Based Awards that Vest as a Result of a Triggering Event ($)		Value of Salary Continuation ($)
Termination of Employment
Prior to a Change In Control without Cause	—	259,635	(1)	—
After a Change In Control without Cause or for Good Reason	—	—		850,000
Retirement	—	—		—
Disability	22,377	1,323,750		—
Death	22,377	1,323,750		—
Voluntary Termination	—	—		—
Change in Control	22,377	950,400		—
(1)

Represents accelerated payout under long term performance-based cash awards based on performance as of December 31, 2019 in regards to Total Stockholder Return and assuming payout at target for New Technology Revenue.

Kolstad Employment Agreement. In the event that Mr. Kolstad’s employment is terminated due to disability or death, Mr. Kolstad, or his estate, shall be entitled to receive (i) all earned but unpaid base salary, (ii) payment for all earned but unused vacation time, and (iii) reimbursement for business expenses incurred prior to the date of termination (together, the “Accrued Obligations”). He, or his estate, shall also receive a pro-rated bonus based on the bonus he would have received for the year in which his employment terminated had his employment continued. If the Company terminates Mr. Kolstad’s employment for Cause, he shall only be entitled to receive the Accrued Obligations. In the event the Company terminates Mr. Kolstad’s employment without Cause, he shall be entitled to receive (i) the Accrued Obligations, (ii) a pro-rated bonus based on the bonus he would have received for the year in which his employment terminated had his employment continued and (iii) contingent upon his execution of a general release of claims against the Company, an amount equal to two times his base salary. The Accrued Obligations, pro-rated bonus and a portion of the base salary payment would be paid in a lump sum, and the remaining portion of the base salary payment would be paid over an 18 month period. Notwithstanding the foregoing, in the event Mr. Kolstad’s employment is terminated by the Company without Cause or by him for Good Reason, and in either case, during the one-year period following a change in control of the Company, he shall be entitled to receive (i) the Accrued Obligations, (ii) a pro-rated bonus based on the bonus he received in the year prior to his termination of employment and (iii) an amount equal to two times his base salary. In this instance, the Accrued Obligations and a portion of the bonus and base salary payment would be paid in a lump sum, with the remaining portion of the bonus and base salary payment to be paid over an 18 month period.

In Mr. Kolstad’s employment agreement, “Cause” is defined as (i) any material violation by Mr. Kolstad of the agreement; (ii) any failure by Mr. Kolstad to substantially perform his duties thereunder; (iii) any act or omission involving dishonesty, fraud, willful misconduct or gross negligence on the part of Mr. Kolstad that is or may be materially injurious to the Company; and (iv) commission of any felony or other crime involving moral turpitude.

“Good Reason” is defined as, without Mr. Kolstad’s express written consent, the occurrence of any one or more of the following: (i) the assignment of Mr. Kolstad to duties materially inconsistent with his authorities, duties, responsibilities and status (including offices, titles and reporting requirements) as an officer of the Company, or a reduction or alteration in the nature or status of his authorities, duties or responsibilities from those in effect immediately prior to a change in control, including a failure to reelect him to, or a removal of him from, any office of the Company that he held immediately prior to a change in control; or (ii) the Company’s requiring Mr. Kolstad to be based at a location more than 50 miles from Houston, Texas, except for required travel on the Company’s business to an extent substantially consistent with his business obligations immediately prior to a change in control; or (iii) the Company materially breaches the agreement or any other written agreement with Mr. Kolstad; or (iv) a material reduction in his level of participation in any of the Company’s welfare benefit, retirement or other employee benefit plans, policies, practices or arrangements in which he participates as of the date of the change in control. The Company is entitled to written notice and a 30 day cure period for any event that may constitute Good Reason.

Mr. Kolstad is subject to a covenant not to compete for a period of two years following the termination of his employment with the Company. He is also subject to standard covenants not to solicit employees and not to solicit clients for a period of one year following a termination.

2019, 2014 Omnibus Plan and A&R 2014 Omnibus Plan. All named executive officers are participants in the Omnibus Plans and continue to hold unvested awards of restricted stock and cash-settled restricted stock units. Each restricted stock and cash-settled restricted stock unit award agreement under the Omnibus Plans specifies the consequences with respect to such award upon any termination of employment. The applicable award agreements for the unvested awards of restricted stock and cash-settled restricted stock units made under the Omnibus Plans provide that unvested awards shall immediately vest upon a change in control or a termination of employment resulting from death or disability and that, upon any other termination of employment, all unvested awards shall be automatically forfeited.

The applicable award agreements for the unvested long-term cash performance-based awards made under the Omnibus Plans provide that upon a change in control, the unvested awards shall vest and be settled as to the target value of the award on a pro rata basis as of the date of such event. Upon separation of service due to death or disability, the unvested awards shall vest and be settled as to the target value of the award as of the date of such event. Upon separation of service due to Retirement, the unvested awards shall vest as of the date of such separation from service and will then be settled at the time they would have been had there been no separation from service and in an amount based on actual performance. Upon termination of employment for cause, all outstanding awards, whether vested or unvested, shall terminate automatically and be forfeited. For awards made prior to January 2019, upon termination of employment without cause, the unvested awards shall vest and be settled as to a portion of the award based on Relative Total Stockholder Return and New Technology Revenue achievement in performance years ending on or prior to the date of termination as of the date of such event.  Beginning in January 2019, upon terminations of employment without cause, all unvested awards shall be automatically forfeited.  In the event of any other termination of employment, as originally granted, all unvested awards shall be automatically forfeited.

Annual Performance-Based Cash Awards. From 2016 through 2019, all executive officers, including Mr. Kolstad, have been and are eligible for incentive payments under the annual performance-based cash awards pursuant to the Omnibus Plans. The annual performance-based cash awards provide that upon a change in control, the unvested awards shall vest and be settled as to the target value of the award on a pro rata basis as of the date of such event. Upon separation of service due to death or disability, the unvested awards shall vest and be settled as to the target value of the award as of the date of such event. Upon separation of service due to Retirement, the unvested awards shall vest as of the date of such separation from service and will then be settled at the time they would have been had there been no separation from service and in an amount based on actual performance. Upon termination of employment for cause, all outstanding awards, whether vested or unvested, shall terminate automatically and be forfeited. In the event of any other termination of employment, as originally granted, all unvested awards shall automatically be forfeited.  In addition, Mr. Kolstad’s employment agreement and the CIC Agreements of the other named executive officers provide for a pro-rated bonus upon certain terminations of employment.

Change in Control Severance Agreements. In March 2012, the Board authorized the Company to enter into a CIC Agreement with Mr. Bautista. Mr. Conkle, pursuant to Board authorization, also entered into a CIC Agreement upon joining the Company in October 2012. Each CIC Agreement provides that in the event the executive’s employment is terminated by the Company without Cause or by him for Good Reason during the one-year period following a change in control of the Company, he shall be entitled to receive (i) accrued obligations (such as base salary earned through the date of termination and reimbursement for incurred expenses), (ii) a pro-rated bonus based on the bonus he received in the year prior to his termination of employment and (iii) an amount equal to two times his base salary. The accrued obligations and a portion of the bonus and base salary payment would be paid in a lump sum, with the remaining portion of the bonus and base salary payment to be paid over an 18 month period. The CIC Agreements are based on the change in control severance provisions utilized in Mr. Kolstad’s employment agreement, and contain definitions of “Cause” and “Good Reason” that are substantially the same as those that appear in such employment agreement. Neither Mr. Kolstad’s employment agreement nor the CIC Agreements provide for a “tax gross-up” reimbursement payment to the executive for taxes which they may owe as a result of receipt of any such payments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management is discussed in Item 10, above.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2019:

Plan Category	A. Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	B. Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	C. Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	—	$—	2,455,000	(1)
Equity compensation plans not approved by security holders	—	—	0
Total	—	$—	2,455,000	(1)

(1) Represents shares available for issuance under the 2019 Omnibus Plan as of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Board has evaluated the independence of the members of the Board under the independence standards promulgated by the NYSE. In conducting this evaluation, the Board and Audit Committee considered transactions and relationships between each Director or Director nominee, or his or her immediate family and the Company to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such Director is independent. Based upon that evaluation, the Board determined that Messrs. Cornelius, Deaton, Limbacher, Lentz, and Ms. Mashinski have no material relationship with the Company and, as a result, are independent.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of the Board recently completed an evaluation process to select the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020. The Audit Committee invited several firms to participate in that process and, following review of proposals received from firms that participated in that process, recommended to the Board, and on January 21, 2020 the Board approved, the engagement of Weaver and Tidwell, L.L.P. (“Weaver”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2020, replacing Ernst & Young LLP (“EY”).

The engagement of Weaver as the Company’s independent registered public accounting firm and the dismissal of EY from such role is expected to be effective on or about the date the Company filed this Annual Report on Form 10-K for the year ended December 31, 2019 with the Securities and Exchange Commission and upon Weaver’s formal acceptance of the engagement pending its receipt of the internal approvals necessary at that time.

Audit Fees. EY’s fees were approximately $709,630 in 2019 and $850,200 in 2018.  In 2019, fees related primarily to the Company’s annual audit and review of interim financial statements, as well as work in conjunction with the Company’s long-lived asset and right of use asset impairment charges, the Company’s debt refinancing, and the Company’s investment in PicOnyx.  In 2018, fees related primarily to the Company’s annual audit and review of interim financial statements, as well as work in conjunction with the Company’s adoption of ASC 842, Leases and work surrounding comfort letters related to the Company’s ATM program.

Audit-Related Fees. EY’s fees for audit-related services were $0 in 2019 and 2018.

Tax Fees. EY’s fees for tax services were $0 in 2019 and 2018.

All Other Fees. EY did not provide any other products and services in 2019 and 2018 and consequently there were no other fees.

Under the Audit Committee’s Pre-Approval Procedures for Audit and permitted Non-Audit Services, the Chairman of the Audit Committee is allowed to pre-approve audit and non-audit services if such services will commence prior to the next regularly scheduled meeting of the Audit Committee and where the cost of such services in the aggregate will not exceed $105,000. The Audit Committee is then informed of such pre-approval at its next meeting. For 2019 and 2018, there were no non-audit related services approved in this manner.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Exhibits, Financial Statements and Financial Statement Schedules:
1.	Consolidated Financial Statements

The Consolidated Financial Statements of CARBO Ceramics Inc. listed below are contained in pages F-3 through F-26 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for each of the two years ended December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for each of the two years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for each of the two years ended December 31, 2019 and 2018

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013).  Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CARBO Ceramics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CARBO Ceramics Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of the Company’s financial condition, the defaults under the Credit Agreement and the risk of uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New Orleans, Louisiana

May 15, 2020

CARBO CERAMICS INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$34,292	$72,752
Restricted cash	—	1,725
Trade accounts and other receivables, net	13,556	35,693
Inventories:
Finished goods	31,389	41,422
Raw materials and supplies	16,288	22,592
Total inventories	47,677	64,014
Prepaid expenses and other current assets	3,418	4,754
Income tax receivable	3,120	2,319
Total current assets	102,063	181,257
Restricted cash	9,729	8,840
Property, plant and equipment:
Land and land improvements	11,517	39,584
Land-use and mineral rights	18,592	19,696
Buildings	23,012	75,815
Machinery and equipment	45,457	432,906
Construction in progress	43	29,129
Total	98,621	597,130
Less accumulated depreciation and amortization	35,209	323,511
Net property, plant and equipment	63,412	273,619
Goodwill	—	3,500
Operating lease right-of-use assets	9,185	—
Intangible and other assets, net	7,125	7,150
Total assets	$191,514	$474,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,592	$12,174
Accrued payroll and benefits	2,805	6,950
Accrued freight	601	2,434
Accrued utilities	474	1,012
Other accrued expenses	18,611	14,020
Notes payable, related parties	—	27,040
Long-term debt, current portion, net	62,501	15,733
Operating lease liabilities	54,668	—
Other current liabilities	4,955	1,192
Total current liabilities	152,207	80,555
Deferred income taxes	—	1,114
Long-term debt, net	—	45,650
Noncurrent operating lease liabilities	—	—
Other long-term liabilities	—	10,764
Shareholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none outstanding	—	—
Common stock, par value $0.01 per share, 80,000,000 shares authorized; 29,359,193 and 27,710,861 shares issued and outstanding at December 31, 2019 and 2018, respectively	294	277
Additional paid-in capital	139,566	132,080
Retained earnings (accumulated deficit)	(100,553)	203,926
Total shareholders’ equity	39,307	336,283
Total liabilities and shareholders’ equity	$191,514	$474,366

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Years ended December 31,
	2019	2018
Revenues	$161,707	$210,745
Cost of sales (exclusive of depreciation and amortization shown below)	165,953	201,165
Depreciation and amortization	29,191	32,269
Gross loss	(33,437)	(22,689)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	39,181	39,227
Depreciation and amortization	1,516	2,336
Loss on sale of Millen plant	—	2,305
Loss on sale of Russian proppant business	—	350
Other operating expense (income)	224,896	(332)
Operating loss	(299,030)	(66,575)
Other expense:
Interest expense, net	(7,848)	(8,503)
Other income, net	463	537
	(7,385)	(7,966)
Loss before income taxes	(306,415)	(74,541)
Income tax (benefit) expense	(2,214)	892
Net loss	$(304,201)	$(75,433)
Loss per share:
Basic	$(10.73)	$(2.79)
Diluted	$(10.73)	$(2.79)

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total
Balances at January 1, 2018	$271	$125,715	$279,779	$405,765
Net loss	—	—	(75,433)	(75,433)
Stock sold under ATM program	3	2,846	—	2,849
Stock granted under restricted stock plan, net	4	316	—	320
Stock based compensation	—	3,203	—	3,203
Shares surrendered by employees to pay taxes	(1)	—	(420)	(421)
Balances at December 31, 2018	$277	$132,080	$203,926	$336,283
Net loss	—	—	(304,201)	(304,201)
Stock sold under ATM program	13	4,593	—	4,606
Stock granted under restricted stock plan, net	4	75	—	79
Modification of warrant	—	178	—	178
Stock based compensation	—	2,640	—	2,640
Shares surrendered by employees to pay taxes	—	—	(278)	(278)
Balances at December 31, 2019	$294	$139,566	$(100,553)	$39,307

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years ended December 31,
	2019	2018
Operating activities
Net loss	$(304,201)	$(75,433)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30,707	34,605
Amortization of debt issuance costs and original issue discount	1,536	685
Provision for doubtful accounts	746	561
Deferred income taxes	(1,127)	884
Lower of cost or net realizable value inventory adjustments	4,268	—
Loss (gain) on disposal or impairment of assets	224,896	(1,089)
Loss on sale of Millen plant	—	2,305
Loss on sale of Russian proppant business	—	350
Noncash lease expense	(851)	—
Stock compensation expense	2,855	3,565
Repayment of PIK accrual on notes payable, related parties	(2,040)	—
Change in fair value of derivative instruments	—	(2,537)
Changes in operating assets and liabilities:
Trade accounts and other receivables	21,556	1,451
Inventories	12,214	14,156
Prepaid expenses, other current assets, and right of use assets	2,264	717
Accounts payable	(4,747)	(8,759)
Accrued expenses	1,239	3,710
Income tax receivable, net	(809)	69
Other, net	11	3,162
Net cash used in operating activities	(11,483)	(21,598)
Investing activities
Capital expenditures	(2,192)	(2,039)
Investment in PicOnyx	(1,114)	—
Issuance of Note from PicOnyx	(500)	—
Payment of Millen sale post-closing matters	(1,516)	—
Net proceeds from asset sales	1,070	27,526
Net cash (used in) provided by investing activities	(4,252)	25,487
Financing activities
Proceeds from issuance of common stock under ATM program	4,606	2,849
Repayments on long-term debt	(14,533)	—
Proceeds from long-term debt	14,533	—
Repayments on notes payable	(2,670)	(1,385)
Repayments on notes payable, related parties	(25,000)	—
Payment of debt issuance costs	(218)	—
Purchase of common stock	(279)	(421)
Net cash (used in) provided by financing activities	(23,561)	1,043
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,296)	4,932
Cash and cash equivalents and restricted cash at beginning of year	83,317	78,385
Cash and cash equivalents and restricted cash at end of year	$44,021	$83,317
Supplemental cash flow information
Interest paid	$6,826	$7,700
Income taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

CARBO CERAMICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share and per sq ft data)

1.	Significant Accounting Policies

Description of Business

CARBO Ceramics Inc. (the “Company”) was formed in 1987 and is a global technology company that provides products and services to the oil and gas, industrial, and environmental markets to enhance value for its clients.  The Company has production plants in: New Iberia, Louisiana; Eufaula, Alabama; McIntyre, Georgia; and Toomsboro, Georgia; and a sand processing facility in Marshfield, Wisconsin.  The Company sold its Millen, Georgia production plant in December 2018.  The Company sells its proppant products through pumping service companies that perform hydraulic fracturing for oil and gas companies.  In addition, the Company sells ceramic media to industrial markets.  Finished goods inventories are stored primarily at the plant sites and various international remote distribution facilities.  The Company also provides one of the industry’s most widely used hydraulic fracture simulation software FracPro, as well as hydraulic fracture design and consulting services.  In addition, the Company provides a broad range of technologies for spill prevention, containment and countermeasures to oil and gas and industrial markets.  Currently, the Company only expects to operate its New Iberia, Louisiana and McIntyre, Georgia plants.

Beginning in late 2014, a severe decline in oil and natural gas prices led to a significant decline in oil and natural gas industry drilling activities and capital spending.  Beginning in 2015, the Company implemented a number of initiatives to preserve cash and lower costs, including: reducing workforce across the organization, lowering production output levels in order to align with lower demand, limiting capital expenditures and reducing dividends.  The Company incurred severance costs of $841 and $924 during 2019 and 2018, respectively, as a result of these actions.  During 2019, $292 and $549 of these costs were included within Cost of Sales and Selling, General, and Administrative, respectively, and during 2018, $734 and $190 of these costs were included within Cost of Sales and Selling, General, and Administrative, respectively.  These costs related principally to the Oilfield and Industrial Technologies and Services segment.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has since spread to other parts of the world, including the United States, resulting in the suspension of a significant amount of business activities, including that of our customers. The impact of the outbreak of COVID-19 on businesses and the economy and the duration and extent of such impact are highly uncertain at this time. If the impact is significant, the outbreak could materially adversely affect our results of operations, cash flows and financial position by negatively impacting demand for our products and services and our ability to conduct operations. The extent to which COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected, as well as the potential impact on estimates related to COVID-19. In addition, the COVID-19 outbreak could adversely affect the Chapter 11 Cases (defined below) as a result of delays in proceedings, illness or quarantines of key participants in the proceedings and similar affects.

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On March 29, 2020 (the “Petition Date”), CARBO and its direct wholly owned subsidiaries Asset Guard Products Inc. (“AGPI”) and StrataGen, Inc. (“StrataGen,” and together with CARBO and AGPI, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Chapter 11 proceedings are being jointly administered under the caption In re CARBO Ceramics Inc, et al. (the “Chapter 11 Cases”).

On March 28, 2020, the Debtors entered into a restructuring support agreement (the “RSA”) with the holders of all of the loans outstanding under the Amended and Restated Credit Agreement, dated as of March 2, 2017 (as amended, the “Credit Agreement”), by and among CARBO, as borrower, AGPI and StrataGen, as guarantors, Wilks Brothers, LLC, as administrative agent and lender (“Wilks”), Equify Financial, LLC (“Equify”), as lender (together with Wilks, the “Supporting Lenders”) that sets forth the terms of a prenegotiated Chapter 11 plan of reorganization (the “Plan”) pursuant to which, among other things and subject to the terms and conditions of the RSA, each Supporting Lender will receive its pro rata share of 100% of the equity interests in a reorganized CARBO entity (“Reorganized CARBO” and such interests, the “Reorganized CARBO Interests”) in exchange for its secured claims under the Credit Facility and its claims under the DIP Facility described below, except to the extent such DIP Facility claims are converted into borrowings under an exit credit facility, with Reorganized CARBO retaining (i) 100% of the equity interests in a reorganized AGPI entity and (ii) 100% of the equity interests in a reorganized StrataGen entity.  In addition, pursuant to the Plan, a liquidating trust (the “Liquidating Trust”) will be established for the benefit of general unsecured creditors.  The Supporting Lenders will contribute $100 to fund the costs of administering the Liquidating Trust, and any avoidance actions that are not otherwise released under the Plan will be transferred to the Liquidating Trust. The Chapter 11 Cases and the restructuring transactions contemplated by the RSA and the Plan (collectively, the “Restructuring”) are expected to result in the cancellation of CARBO’s common stock.

Since the commencement of the Chapter 11 Cases, each of the Debtors has continued to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Petitions constituted an event of default that accelerated the Debtors’ obligations under the Credit Agreement.  However, under the Bankruptcy Code, the Supporting Lenders under the Credit Agreement are stayed from taking any action against the Debtors as a result of this event of default.

Debtor-in-Possession Financing

On March 30, 2020, the Debtors entered into a Superpriority Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), by and among CARBO, as borrower, AGPI and StrataGen, as guarantors, Wilks, as lender, and the other guarantors and lenders from time to time party thereto (any such lenders, together with Wilks, the “DIP Facility Lenders”) providing for a $15 million senior secured superpriority multiple draw term loan facility (the “DIP Facility”). On March 30, 2020, the Bankruptcy Court granted interim approval of the Debtors’ motion to approve the DIP Facility, including the DIP Credit Agreement, and the borrowing by CARBO of up to $5 million of loans thereunder between March 30, 2020 and the Bankruptcy Court’s entry of a final order approving the DIP Facility and DIP Credit Agreement (the “Interim Period Borrowings”).

The Debtors’ obligations under the DIP Credit Agreement are secured by first priority priming liens on substantially all of the Debtors’ assets, subject to certain customary exclusions and carve-outs. Borrowings under the DIP Facility will mature August 29, 2020 (the “Maturity Date”) and will bear interest at a rate of 8.00% per annum.  The DIP Credit Agreement also provides for the payment of certain fees, including an unused commitment fee and upfront fee, as well as a DIP fee to be paid to the DIP Facility Lenders in the event the Debtors enter into an alternative debtor-in-possession financing arrangement with financial institutions other than the DIP Facility Lenders in lieu of the DIP Facility. Interest and any other amounts that become due under the DIP Facility will be paid in cash. The proceeds of the DIP Facility, including the Interim Period Borrowings, will be used to pay fees, expenses and other expenditures of the Debtors to be set forth in rolling budgets prepared in connection with the Chapter 11 Cases, subject to the approval of the DIP Facility Lenders and certain stipulated exceptions.

The DIP Credit Agreement terminates on the earliest of: (a) the Maturity Date; (b) the effective date of any Acceptable Plan or any other Chapter 11 Plan (each as defined in the DIP Credit Agreement); (c) the entry of an order for the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (d) the entry of an order for the dismissal of any of the Chapter 11 Cases; and (e) at the election of the Lenders, the date on which any event of default under the DIP Credit Agreement is continuing.

The DIP Credit Agreement contains usual and customary affirmative and negative covenants and events of default for transactions of this type. In addition, the Debtors are required to maintain a minimum liquidity of $2,500,000 as of the last day of any calendar month following the effective date. On March 29, 2020, in connection with the filing of the Chapter 11 Cases, the Debtors entered into a commitment letter with Wilks (the “Commitment Letter”).

On April 8, 2020, the Debtors filed the Plan and a Disclosure Statement for the Debtors’ Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”).

Going Concern and Financial Reporting in Reorganization

As a result of our financial condition, the defaults under our Credit Agreement and the risk and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2019 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of CARBO Ceramics Inc. and its operating subsidiaries.  All significant intercompany transactions have been eliminated.

Concentration of Credit Risk, Accounts Receivable and Other Receivables

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Receivables are generally due within 30 days.  The majority of the Company’s receivables are from customers in the petroleum pressure pumping industry, as well as industrial and environmental industries.  The Company establishes an allowance for doubtful accounts based on its assessment of collectability risk and periodically evaluates the balance in the allowance based on a review of trade accounts receivable.  Trade accounts receivable are periodically reviewed for collectability based on customers’ past credit history and current financial condition, and the allowance is adjusted if necessary.  Credit losses historically have been insignificant.  The allowance for doubtful accounts at December 31, 2019 and 2018 was $2,216 and $1,279, respectively.  Other receivables were $155 and $442 as of December 31, 2019 and 2018, respectively, of which related mainly to miscellaneous receivables in the United States.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The carrying amounts reported in the balance sheet for cash equivalents approximate fair value.

Restricted Cash

A portion of the Company’s cash balance is restricted to its use in order to provide collateral primarily for letters of credit and funds held in escrow relating to the sale of its Millen plant.  As of December 31, 2019 and 2018, total restricted cash was $9,729 and $10,565, respectively.  As a result of the Company’s non-payment of certain obligations and the Chapter 11 cases, certain beneficiaries to some of our standby letters of credit requested draws that are in progress, and such draws and any additional draws on our standby letters of credit will reduce our restricted cash balance.

Inventories

Inventories are stated at the lower of net realizable value or cost.  Finished goods inventories include costs of materials, plant labor and overhead incurred in the production of the Company’s products and costs to transfer finished goods to distribution centers.

The Company evaluated the carrying values of its inventories as of December 31, 2019 and concluded that for certain inventories net realizable value had fallen below carrying costs.  Consequently, the Company recognized $4,268 lower of cost or net realizable value adjustments in cost of sales to adjust inventory to the lower net realizable value.  No such adjustments were required in 2018.  The Company evaluates inventory on a per product and location basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Repair and maintenance costs are expensed as incurred.  Depreciation is computed on the straight-line method for financial reporting purposes using the following estimated useful lives:

Buildings and improvements	15 to 30 years
Machinery and equipment	3 to 30 years
Land-use rights	30 years

The Company holds approximately 2,288 acres of land and leasehold interests containing kaolin reserves near its plants in Georgia and Alabama.  The Company also holds approximately 313 acres of land and leasehold interests containing sand reserves near its sand processing facility in Marshfield, Wisconsin.  The capitalized costs of land and mineral rights as well as costs incurred to develop such property are amortized using the units-of-production method based on estimated total tons of these reserves.

Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used and intangible assets that are subject to amortization are reviewed for impairment whenever events or circumstances indicate their carrying amounts might not be recoverable.  Recoverability is assessed by comparing the undiscounted expected future cash flows from the assets with their carrying amount.  If the carrying amount exceeds the sum of the undiscounted future cash flows an impairment loss is recorded.  The impairment loss is measured by comparing the fair value of the assets with their carrying amounts.  Intangible assets that are not subject to amortization are tested for impairment at least annually by comparing their fair value with the carrying amount and recording an impairment loss for any excess of carrying amount over fair value.  Fair values are generally determined based on discounted expected future cash flows or appraised values, as appropriate.  For additional information on the Company’s long-lived assets and intangible assets impairment assessment, please refer to Note 5 – Other Operating Expense (Income).

Manufacturing Production Levels Below Normal Capacity

As a result of the Company substantially reducing manufacturing production levels, including by idling and mothballing certain facilities, the component of the Company’s accounting policy for inventory relating to operating at production levels below normal capacity was triggered and resulted in certain production costs being expensed instead of being capitalized into inventory.  The Company expenses fixed production overhead amounts in excess of amounts that would have been allocated to each unit of production at normal production levels.  For the years ended December 31, 2019 and 2018, the Company expensed $31,218 and $32,509, respectively, in production costs.

Capitalized Software

The Company capitalizes certain software costs, after technological feasibility has been established, which are amortized utilizing the straight-line method over the economic lives of the related products, generally not to exceed five years.

Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition.  Goodwill relating to each of the Company’s reporting units is tested for impairment annually, during the fourth quarter, as well as when an event, or change in circumstances, indicates an impairment is more likely than not to have occurred.  For additional information on the Company’s goodwill impairment assessment, please refer to Note 5 – Other Operating Expense (Income).

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

Cost of Start-Up Activities

Start-up activities, including organization costs, are expensed as incurred.  There were no start-up costs for 2019 and 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in Selling, General and Administrative expenses.  The amounts incurred in 2019 and 2018 were $3,351 and $3,823, respectively.

Leases

The Company accounts for its leases in accordance with the requirements of ASC 842, Leases.  We determine if an arrangement is a lease at inception.  Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.  We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.  Operating leases are included in operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities on our consolidated balance sheets. Sublease and rental income are recognized as revenue on the consolidated statement of operations.

New Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 May 2019 and November 2019, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, and ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, respectively, which provided additional implementation guidance on the previously issued ASU. The updated guidance is effective for the Company on January 1, 2020, and requires a modified retrospective adoption method.  Early adoption is permitted.  The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 will be effective for the interim and annual periods beginning after December 15, 2019, with early adoption permitted, and will be applied on a prospective basis.  The Company early adopted this ASU during 2019 which eliminated Step 2 of the goodwill impairment test.  The Company recorded a goodwill impairment during the fourth quarter of 2019 in accordance with the new guidance.  See Note 5 for additional information.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which amends current lease guidance.  This guidance requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which simplifies the implementation by allowing entities the option to instead apply the provisions of the new guidance at the effective date, without adjusting the comparative periods presented.  The new lease guidance is effective for the interim and annual periods beginning after December 15, 2018 with early adoption permitted.  The Company adopted this guidance effective January 1, 2019 without adjusting the comparative periods.  In addition, the Company elected the package of practical expedients permitted under the guidance, which among other things, allowed the Company to carry forward the historical lease classification.  Upon adoption, the Company’s operating lease ROU asset was approximately $54,668 and its total lease liability was approximately $64,421.  As of December 31, 2019, the Company’s operating lease ROU asset was $9,185 and its total lease liability was $55,700.  In addition, upon implementation, the Company’s deferred rent balances, recorded primarily within other long-term liabilities and accrued expenses as of December 31, 2018, of approximately $8,300 were removed and recorded to the lease liability.  The Company has implemented a lease accounting system for accounting for leases under the new standard.  There were no significant impacts to the consolidated statement of operations and consolidated statement of cash flows upon adoption; however, during 2019, the Company recorded an impairment charge of $39,080 associated with its right of use assets.  Refer to Note 5 for additional information.

2.	Disaggregated Revenue

The following table disaggregates revenue by product line for the years ended December 31:

	2019	2018
Technology products and services	$31,508	$50,917
Industrial products and services	15,389	14,873
Base ceramic and sand proppants	84,484	112,819
Sublease and rental income	4,174	—
Oilfield and Industrial Technologies and Services segment	135,555	178,609
Environmental Technologies and Services segment	26,152	32,136
	$161,707	$210,745

Sales of oilfield technology products and services, consulting services, and FracPro software are included within Technology products and services.  Sales of industrial ceramic products, industrial technology products and contract manufacturing are included within Industrial products and services.  Sales of oilfield base ceramic and sand proppants, as well as railcar usage fees are included within Base ceramic and sand proppants.  Sublease and rental income primarily consist of the sublease of certain railroad equipment and rental income related to leases on some of our underutilized distribution center assets.  As a result of the adoption of ASC 842 as of January 1, 2019, these amounts were classified within revenues during the year ended December 31, 2019. These amounts were classified as a reduction of costs for the same period in 2018.

3.	Intangible and Other Assets

Following is a summary of intangible assets as of December 31:

		2019		2018
	Weighted Average Life	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangibles:
Patents and licenses, software and hardware designs	6 years	$3,432	$1,731	$5,177	$3,430
Developed technology	10 years	2,782	2,782	2,782	2,573
Customer relationships and non-compete	9 years	—	—	2,838	2,838
		$6,214	$4,513	$10,797	$8,841

Amortization expense for 2019 and 2018 was $720 and $889, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2024 is $490, $472, $189, $148 and $31, respectively.

Following is a summary of other assets as of December 31:

	2019	2018
Other assets:
Inventories - bauxite raw materials	$4,012	$4,160
Investment in PicOnyx	128	—
PicOnyx promissory note	500	—
Other	784	1,034
	$5,424	$5,194

Bauxite raw materials are used in the production of heavyweight ceramic products.  As of December 31, 2019, and 2018, the Company has classified as long-term assets those bauxite raw materials inventories that are not expected to be consumed in production during the upcoming twelve-month period.

On May 28, 2019, the Company entered into an agreement with PicOnyx, Inc. (“PicOnyx”) pursuant to which the Company agreed to provide certain services and contribute certain manufacturing assets to PicOnyx in exchange for 9.7 million shares of convertible preferred stock in PicOnyx.  At the Company’s election, the preferred stock can be converted into a pre-determined number of shares of common stock.  Additionally, the preferred stock has voting rights that give the Company approximately 22% of voting rights based on the number of outstanding shares of PicOnyx stock.  As part of its agreement with PicOnyx, the Company is also designated a seat on the PicOnyx Board of Directors.  The Company also holds a warrant to purchase additional shares from PicOnyx with a nominal exercise price in the event of certain qualified financings.   In addition, the Company entered into a Contract

Manufacturing Services Agreement with PicOynx, pursuant to which the Company agreed to provide contract manufacturing services to PicOnyx for certain of its products.  Pursuant to the terms of the Subscription and Asset Contribution Agreement, the Company has agreed to lease certain property to PicOnyx.  During the second quarter of 2019, the Company initially recorded its investment in PicOnyx at the fair value of the assets given up, which at the time approximated the book value and which the Company believes represents the standalone selling price.  The fair value was estimated using equipment appraisals (Level 3 inputs as defined in ASC 820).  No gain or loss was recorded at inception of the investment.  Given that the Company’s investment in PicOnyx does not have a readily-determinable fair value, the Company measures the investment at cost, less any impairment, and will adjust the investment to fair value to the extent an observable price change for identical or similar investments of PicOnyx is identified. The transaction resulted in a non-cash change in Property, plant and equipment and Intangible and other assets, net of approximately $3,500 as well as a non-cash change in Accounts Payable and Intangible and other assets, net of approximately $400. PicOnyx represents a variable interest entity for which the Company holds a variable interest.  The Company does not consolidate PicOnyx as the Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact PicOnyx’s economic performance.  PicOnyx plans to sell M-Tone, an innovative family of unique, high performance black pigments which addresses customer needs for black pigments with higher performance and greater functionality that are more environmentally friendly than other available alternatives. During the fourth quarter of 2019, as a result of delays in the commercialization of its product and insufficient liquidity being available for PicOnyx to meet its operating objectives, the Company identified indicators of impairment relating to its investment in PicOnyx.  As such, the Company recorded an impairment of $4,130 within other operating expense.  After impairment, the fair value of the Company’s investment in PicOnyx is approximately $128 at December 31, 2019 based on Level 3 inputs, representing the Company’s maximum exposure to loss, and is recorded in Intangible and other assets, net on the consolidated balance sheet.  In addition, the Company provided PicOnyx $500 in exchange for a convertible promissory note.  The note will automatically be converted to equity shares if certain qualified financings occur.  The convertible promissory note bears interest at 7.5% per year.  The note matures on the earlier of August 1, 2021 or the termination of the Contract Manufacturing Services Agreement.   The note is collateralized by all of the manufacturing assets the Company contributed to PicOnyx and is recorded within Intangible and other assets, net on the consolidated balance sheet at December 31, 2019.

For additional information, refer to Note 5 – Other Operating Expense (Income).

4.	Long-Term Debt and Notes Payable

The Company is a party to an Amended and Restated Credit Agreement (the “Credit Agreement”), with the Supporting Lenders.  The Bankruptcy Petitions constituted an event of default that accelerated the Debtor’s obligations under the Credit Agreement.  However, under the Bankruptcy Code, the Supporting Lenders are stayed from taking any action against the Debtors as a result of this event of default.  The Credit Agreement has $65,000 in aggregate principal amount of borrowings outstanding thereunder, which borrowings bear interest at 9.00% and are guaranteed by AGPI and StrataGen. The Credit Agreement originally matured on December 31, 2022, however as a result of the event of default, the Company reclassified long-term debt, net of $62,501 to current liabilities as of December 31, 2019.  In May 2019, the Company repaid $14,533 to Wilks as a result of the required prepayment relating to the net cash proceeds from the sale of its Millen, Georgia facility.  On June 20, 2019, the Company entered into the Second Amendment to Amended and Restated Credit Agreement and Joinder (the “Amended Credit Agreement”) with Wilks and Equify Financial, LLC, an affiliate of Wilks, (“Equify”). By amending the previous credit agreement, the Company was able to re-borrow the amount that was repaid in May 2019, such that the total outstanding principal remains at $65,000, but the Company’s repayment obligations are now split between Wilks and Equify, at $33,150 and $31,850, respectively.   In January 2020, the Company made its regularly scheduled cash interest payments of $1,504 and $1,445 to Wilks and Equify, respectively.

If borrowings under the Credit Agreement are repaid before March 31, 2021 the Company must make the lenders whole for interest that would have been payable over the entire remaining term of the loan.  This make-whole payment is due in certain other instances, including acceleration of the loan due to an event of default caused by the Company filing for bankruptcy protection.  As of December 31, 2019 and 2018, no amounts were recorded relating to this clause.  The Company’s obligations under the Amended Credit Agreement are secured by: (i) a pledge of all accounts receivable and inventory, (ii) cash in certain accounts, (iii) domestic distribution assets residing on owned real property, (iv) the Company’s Marshfield, Wisconsin and Toomsboro, Georgia plant facilities and equipment, and (v) certain real property interests in mines and minerals.

As of December 31, 2019, the Company’s combined outstanding debt to Wilks and Equify under the Amended Credit Agreement and Equify Note was $65,000.  As of December 31, 2019, as a result of the collateral associated with it, the fair value of the Company’s long-term debt approximated the carrying value.

On each of January 31, 2020 and February 27, 2020, the Company, Wilks and Equify entered into a waiver, pursuant to which, the Lenders waived any default or event of default arising in connection with the non-payment by the Company of certain obligations unrelated to the outstanding debt to Wilks and Equify.

As of December 31, 2019, the Company had $580 of unamortized debt issuance costs relating to the Credit Agreement and Amended Credit Agreement that are presented as a direct reduction from the carrying amount of the long-term debt obligation.  As a result of the May 2019 repayment, the Company wrote off approximately $137 of unamortized debt issuance costs relating to the Credit Agreement.  As a result of the June 2019 refinancing, the Company recorded approximately $218 of debt issuance costs resulting from an amendment fee paid directly to Wilks.  The Company had $7,889 and $2,625 in standby letters of credit issued through its banks as of December 31, 2019 and December 31, 2018, respectively, primarily as collateral relating to railcar leases and other obligations.

On March 2, 2017, in connection with entry into the Credit Agreement, the Company issued a Warrant (the “Warrant”) to Wilks.  Subject to the terms of the Warrant, the Warrant entitled the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $14.91 per share, payable in cash.  The Warrant was amended in connection with the Amended Credit Agreement and June 2019 refinancing to revise the exercise price to $4.00 and to extend the expiration date to December 31, 2024.   Based on a Form 13D filing with the SEC on July 9, 2019 as of June 20, 2019, Wilks owned approximately 10.5% of the Company’s outstanding common stock as of December 31, 2019, and should Wilks fully exercise the Warrant to purchase an additional 523,022 shares, Wilks would hold approximately 12.1% of the Company’s outstanding common stock.  Upon issuance of the Warrant, the Company recorded an increase to additional paid-in capital of $3,871.  Upon modification of the Warrant, the Company recorded an increase to additional paid-in capital of $178.  As a result of the May 2019 repayment, the Company wrote off approximately $609 of unamortized original issue discount.  As of December 31, 2019, the unamortized original issue discount was $1,919.

In May 2016, the Company received proceeds of $25,000 from the issuance of separate unsecured Promissory Notes (the “Notes”) to two of the Company’s Directors.  Each Note matured on April 1, 2019 and bore interest at 7.00%.  On March 2, 2017, in connection with the Credit Agreement, the Notes were amended to provide for payment-in-kind, or PIK, interest payments at 8.00% until the lenders under the Amended Credit Agreement receive two consecutive semi-annual cash interest payments.  On April 1, 2017, the Company made a $997 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  On October 1, 2017, the Company made a $1,043 interest payment as PIK, and capitalized the resulting amount to the outstanding principal balance.  On April 1, 2019, the Company made a $27,040 payment repaying the outstanding principal balance of the Notes.

Interest cost for the years ended December 31, 2019 and 2018 was $7,821 and $8,612, respectively.  Interest cost primarily includes interest expense relating to the Company’s debts as well as amortization and the write-off of debt issuance costs and amortization of the original issue discount associated with the Amended Credit Agreement and Warrant.

The Company also holds certain notes payable with aggregate outstanding balances as of December 31, 2019 of $4,955.  These notes payable relate primarily to notes executed during 2019 resulting from the sale of its facility in Millen, Georgia on December 31, 2018, as well as financed insurance premiums and a land purchase in 2019.  The Bankruptcy Petitions constituted an event of default that accelerated the Debtor’s obligations under these notes payable. As a result of the event of default, the Company reclassified long-term debt of $3,356 to other current liabilities as of December 31, 2019.  See Note 17 for additional terms of these notes payable.

As of December 31, 2019, contractual maturities for the Company’s long-term debt and notes payable (recorded within long-term debt, current portion, net and other current liabilities of the consolidated balance sheet) for each of the ensuing years through December 31, 2025 is approximately $1,599, $995, $65,943, $855, $347 and $216, respectively

5.	Other Operating Expense (Income)

As of September 30, 2019, the Company determined that the carrying amount of the assets located at one of its proppant distribution centers would not be recoverable as efforts to lease or sell the assets have not been successful due to its location. These assets are located on leased land.  The land lease was renegotiated during the third quarter of 2019 to reduce our monthly cost, as well as to revise the lease term to end in December 2020.  The Company does not expect to exercise the Company renewal options.  At the expiration of the lease term in December 2020, any remaining assets would become the property of the lessor.  These distribution center assets were previously considered a general corporate asset that was evaluated for impairment in aggregate with other long-lived assets because it was built to distribute various products manufactured from multiple asset groups and was not built to service any one single asset group.  When the Company made the decision to abandon the facility, we then evaluated these distribution center assets separately as opposed to aggregated with other long-lived assets.  When the Company built this distribution center several years ago, it was originally intended to primarily distribute ceramic proppant in the Permian Basin.  Since then, the market for ceramic proppant in that region deteriorated with the majority of operators instead using inexpensive sand proppants.  Given that the Company was no longer able to utilize this distribution center for ceramic proppant, the Company leased the facility in 2017 to a third party who used it for transloading sand in the region.  During 2019, the market in the Permian Basin further shifted to very inexpensive in-basin sand that does not require the use of a distribution center, as the sand is trucked directly to the wellsite from the mine.  Further, during the third quarter of 2019, the lease with the third party expired and was not renewed.  Given these developments and the expectation for them to continue indefinitely, there is no business need for these distribution center assets in the region.  As we do not expect to renew the lease and efforts to locate a buyer have not been successful, the Company concluded to abandon the long-lived assets and has recorded an impairment of $8,101, within other operating expenses on the statement of operations.  The Company wrote the assets down to a salvage value of $0 given that no interested buyers were identified while marketing the assets at scrap values.  In addition to this lease, certain other right of use operating lease assets were abandoned during the third quarter of 2019, and as a result we recorded an impairment to the right of use assets totaling $3,886.  See Note 6.

Due to worsening market conditions and outlook and the loss of a key customer during the fourth quarter of 2019, the Company identified indicators of impairment for all of our long-lived asset groups.  The Company compared forecasted undiscounted cash flows to the net book value for each asset group and completed fair value assessments for all asset groups where the net book value exceeded the forecasted undiscounted cash flows. Our forecasted undiscounted cash flow analysis for our McInytre, Georgia manufacturing facility, which was previously impaired in a prior year, and certain general corporate assets exceeded the book value of those assets, and as such no further analysis was required.  However, the Company recognized an impairment charge totaling $169,872 primarily related to (1) our Toomsboro, Georgia manufacturing plant, (2) our technology assets, including our Eufaula, Alabama and New Iberia, Louisiana manufacturing plants, (3) our sand assets, including our Marshfield, Wisconsin facility and (4) various general corporate assets primarily related to distribution centers we no longer intend to utilize in our business.  The Company engaged the services of a third party consulting firm to assist with the determination of the fair value of the related assets that were determined to be impaired.  The fair value of those impaired assets at December 31, 2019 was estimated at approximately $34,421 based on Level 3 inputs, primarily using a cost and market approach. For real property, we used the market (sales comparison) and/or the cost approaches to value each location on a value in exchange premise.  In using the market approach for our Toomsboro facility, we determined that the value of comparable property ranged from approximately $14.21 to $21.79 per square foot, and the concluded value of the property at the Toomsboro facility was approximately $18.00 per square foot.  In using the market approach for our technology asset group (including the New Iberia and Eufaula facilities), we determined that the value of comparable property ranged from approximately $6.37 to $12.67 per square foot with a concluded value of approximately $10.00 per square foot for the New Iberia facility, and a range from approximately $11.25 to $19.55 per square foot with a concluded value of approximately $15.00 per square foot for the Eufaula facility.  In using the market approach for our Marshfield facilities, we determined that the value of comparable properties ranged from approximately $11.40 to $18.75 per square foot, and the concluded value of the properties at the Marshfield facility was approximately $15.00 per square foot.  Excess land at Marshfield was valued at $0.10 per square foot of land area.  For the distribution centers, we relied primarily on the market approach to value the land and the cost approach to estimate the contributory value of the improvements.  The land values ranged from a low of $0.20 per square foot to $5.00 per square foot of land area, depending on location.  The contributory value of improvements ranged from approximately $21.00 to $56.00 per square foot of improved building area, depending on the improvements and location.  For machinery and equipment, we considered all approaches to value.  As the underlying assets were not supported by cashflows from operating activities, we applied downward adjustments to account for liquidation and / or floor values to sell the assets on an as-is where-is basis. This resulted in valuing the machinery and equipment at salvage values as noted by market participants and published sources, ranging from zero to seven percent of replacement cost depending on the underlying asset type and status. When valuing assets on an in exchange basis, certain assets such as software, computer equipment, lab equipment or abandoned CIP would have very little to no value, and were based upon a zero percent salvage value. Major equipment at the idled locations was noted at a three and a half percent (3.5%) salvage value and active equipment was based upon a seven percent (7.0%) salvage value.

In addition, during the fourth quarter of 2019, as a result of the change in the outlook of our business and the idling of our Marshfield sand facility which utilized a significant portion of our fleet of railcars, we have an excess number of railcars that we no longer expect to utilize in our business, and historical and current efforts to locate sublessees have not been successful. In addition, we previously utilized a leased distribution center in our sand business, and as a result of the idling of our sand business, we no longer expect to utilize this leased distribution center, and efforts to locate a sublessee have not been successful.  We expect the majority of our future sales will require customer pick-up at our manufacturing facilities, which eliminates the need for a large number of railcars and distribution centers.   These assets were previously treated as general corporate assets that were evaluated for impairment in aggregate with other long-lived assets because they were designed to transport and distribute various products manufactured from multiple asset groups and were not designed to service any one single asset group.  When the Company made the decision to abandon the assets, we then evaluated these railcar and distribution center right of use assets separately as opposed to aggregated with other long-lived assets.   As a result, the Company recorded an impairment of the abandoned railcar operating lease right of use assets, as well as the distribution center operating lease right of use asset.  The Company estimated a salvage value of $0 associated with these lease assets given its inability to find interested sublessees, the excess supply of similar railcars in the market, and the shift to in-basin sand described above. In addition, the Company made the decision that it will vacate certain leased office space during 2020, and as a result have recorded an additional impairment to operating lease right of use assets. This lease asset was for the Company’s corporate headquarters; as such, it was previously treated as a general corporate asset that was evaluated for impairment in aggregate with other long-lived assets.  When the Company made the decision to abandon the leased office space, we then evaluated the operating lease right of use asset separately as opposed to aggregated with other long-lived assets.  The Company estimated a salvage value of $0 associated with this office lease space based on its inability to find interested sublessees and the excess of vacant commercial office space in the area where the lease is held.  The total amount of right of use asset impairments recorded during the fourth quarter of 2019 was approximately $35,194.  See Note 6.

In addition, the Company identified indicators of impairment relating to our PicOnyx investment, and as a result recorded an impairment of $4,130 during the fourth quarter of 2019.  See Note 3.

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

The Company assesses goodwill for possible impairment annually or sooner if circumstances indicate possible impairment may have occurred. The Company evaluated goodwill for impairment during the fourth quarter of 2019.  The Company has been marketing for sale all or a portion of the Company to various parties.  As a result of this marketing effort and various indications of interest, the Company estimated that the fair value of StrataGen, Inc. was less than the carrying value of identifiable assets, and as a result a $3,500 impairment was recorded to goodwill.

Components of other operating expense (income) are as follows:

	For the years ended December 31,
	2019	2018
Domestic long-lived assets impairment - Q4 2019	$169,872	$—
Domestic long-lived assets impairment - Q3 2019	8,101	—
Investment in PicOnyx impairment	4,130	—
Operating lease right of use assets impairments - Q4 2019	35,194	—
Operating lease right of use assets impairments - Q3 2019	3,886	—
Goodwill impairment	3,500	—
Loss (gain) on disposal of assets	213	(1,089)
Other	—	757
Total	$224,896	$(332)

6.	Leases

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As of December 31, 2019, it is not reasonably certain that we will exercise any of these options, except for our Houston technology center.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component, primarily related to railroad equipment leases.

The components of lease cost were as follows:

2019
Operating lease cost	$14,448
Short-term lease cost	2,928
Variable lease cost	83
Sublease income (a)	(2,791)
Net lease cost	$14,668

(a) As a result of the adoption of ASC 842, sublease income is classified within revenues for the year ended December 31, 2019. Prior to the adoption, sublease income was recorded as a reduction to cost of sales.  Sublease income for the year ended December 31, 2019 excludes rental income from owned assets of $1,383, respectively, which is recorded within revenues.

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

2020	$16,849
2021	16,194
2022	12,324
2023	9,478
2024	5,395
Thereafter	10,483
Total lease payments	$70,723
Less: imputed interest	(16,055)
Present value of lease liabilities	$54,668

The chart presented above is reflective of the contractual payments due prior to our bankruptcy filing.  However, as a result of the defaults resulting from our filing of the Bankruptcy Petitions, we have reclassified non-current operating lease liabilities to current liabilities as of December 31, 2019.

The adoption of ASC 842 resulted in the Company recording a right of use asset of $56,591 and a total lease liability of $64,877 on January 1, 2019.  The Company also reduced its other long-term liabilities by approximately $6,500 and accrued expenses by approximately $1,800 as of January 1, 2019 given that deferred rent is now included within the total lease liability.  These adjustments represented non-cash changes during the year ended December 31, 2019.

Other information related to leases was as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$14,934
Leased assets obtained in exchange for new operating lease liabilities	54

For the year ended December 31, 2019, the weighted average remaining lease term was 5.4 years and the weighted average discount rate was 10.3%.

Rent expense for all operating leases was $16,936 in 2018.   For the year ended December 31, 2018, rent expense was stated net of sublease income of $4,142.

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2019	2018
Deferred tax assets:
Employee benefits	$403	$829
Inventories	4,059	3,902
Goodwill & other intangibles	3,015	2,350
Net operating loss	103,454	88,341
Foreign tax credits	667	667
Interest	3,414	2,200
Accrued expenses	1,473	3,496
Lease liabilities	12,788	—
Depreciation	16,225	352
Total deferred tax assets	145,498	102,137
Deferred tax liabilities:
Depreciation	—	30,054
Indefinite-lived intangibles	—	817
Right of use assets	2,100	—
Other	19	—
Total deferred tax liabilities	2,119	30,871
Valuation Allowance	143,379	72,380
Net deferred tax liabilities	$—	$(1,114)

Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2019	2018
Current:
Federal	$(783)	$—
State	(340)	(34)
Foreign	36	42
Total current	(1,087)	8
Deferred	(1,127)	884
	$(2,214)	$892

The reconciliation of income taxes computed at the U.S. statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows:

	2019		2018
	Amount	Percent	Amount	Percent
U.S. statutory rate	$(64,347)	(21.0)%	$(15,658)	(21.0)%
State income taxes, net of federal tax benefit	(6,250)	(2.0)	(2,152)	(2.9)
Mining depletion	(211)	(0.1)	(163)	(0.2)
Change in election for foreign tax credits	36	—	32	—
Foreign investments	—	—	271	0.4
Stock compensation excess tax deficiency	354	0.1	348	0.5
Other permanent differences	(2,795)	(0.9)	663	0.9
Valuation allowance	70,999	23.2	17,551	23.5
	$(2,214)	(0.7)%	$892	1.2%

As a result of the significant decline in oil and gas activities and net losses incurred over the past few years, the Company determined during the year ended December 31, 2017 that it was more likely than not that a portion of its deferred tax assets will not be realized in the future.  The Company’s valuation allowance against its deferred tax assets was $143,379 as of December 31, 2019.  The Company’s assessment of the realizability of its deferred tax assets is based on the weight of all available evidence, both positive and negative, including future reversals of deferred tax liabilities.

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

While the Tax Legislation provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision.  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both acceptable methods.  As of December 31, 2019 and 2018, the Company has not recognized foreign earnings subject to GILTI.  An accounting policy will be elected in the first period in which the GILTI provision becomes applicable to the Company.

During 2015 through 2019, the Company incurred net operating losses in the United States.  Net operating losses associated with the 2015 tax return have been carried back in full, while certain of the net operating losses incurred in 2016, 2017, 2018 and 2019 are carried forward to offset future taxable income. The cumulative recorded tax benefit of these net operating loss carryforwards totals $103,454 and $88,341 as of December 31, 2019 and 2018, respectively, and is included in the deferred income tax asset on those respective dates.  Theses recorded tax benefits include the impact of the change in corporate income tax rate following the enactment of the Tax Legislation.  After finalization of the 2015 Federal return and a change in the attribute of the NOL carryback, additional refunds for the 2012 through 2014 tax years are being claimed in the amount of $3,095.  These amounts are included within income tax receivable as of December 31, 2019.  The federal NOLs generated in 2017 and 2016 will be carried forward until they are utilized or their expiration in 2037 and 2036, respectively.  The federal NOLs generated in 2018 and 2019 will be carried forward until they are utilized as they do not expire per the Tax Cuts and Jobs Act, but are subject to a limitation of 80% of taxable income.  The Company’s state NOLs are generated in years between 2014 and 2019 depending on the state.  These state NOLs expire based on regulations enacted in each state but generally expire between 15 and 20 years from the year in which they were generated.  The Company has not recognized any uncertain tax positions as of December 31, 2019.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates, the most significant of which are U.S. federal and certain state jurisdictions.  In 2016, the Company received an audit notice from the Internal Revenue Service for periods 2013-2015.  The Company does not anticipate any material findings.  The 2016-2018 federal and state tax years are also subject to examination.  The Company believes assessments, if any, would be immaterial to its consolidated financial statements.

8.	Shareholders’ Equity

Common Stock

Holders of Common Stock are entitled to one vote per share on all matters to be voted on by shareholders and do not have cumulative voting rights.  Subject to preferences of any Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose.  The Company does not expect to pay dividends in the foreseeable future.  In the event of liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of any Preferred Stock then outstanding.  The Chapter 11 Cases are expected to result in the cancellation of the Company’s Common Stock.  The Common Stock has no preemptive or conversion rights or other subscription rights.  There are no redemption or sinking fund provisions applicable to the Common Stock.  All outstanding shares of Common Stock are fully paid and non-assessable.

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

Equity Offering Program

On July 28, 2016, the Company filed a prospectus supplement and associated sales agreement related to an at-the-market (“ATM”) equity offering program pursuant to which the Company may sell, from time to time, common stock with an aggregate offering price of up to $75,000 through Cowen and Company LLC, as sales agent, for general corporate purposes.  The Company’s Form S-3 Registration Statement filed on May 20, 2016 has since expired, and as a result, we cannot sell additional common stock under the ATM program until and if a new Form S-3 Registration Statement becomes effective.  During the year ended December 31, 2019, the Company sold a total of 1,250,000 shares of its common stock under the ATM program for $4,713, or an average of $3.77 per share, and received proceeds of $4,607, net of commissions of $106.  As of December 31, 2019, the Company had sold a total of 4,955,936 shares of its common stock under the ATM program for $54,240, or an average of $10.94 per share, and received proceeds of $53,019, net of commissions of $1,220.  The most recent sales under the ATM program occurred on April 4, 2019

9.	Fair Value Measurements

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

The Company’s impaired long-lived assets primarily related to property, plant and equipment and Investment in PicOnyx are included within the Level 3 fair value hierarchy.  The fair value measurements used in those impairment evaluations were based on real estate and equipment appraisals using unobservable inputs and certain other market data.  For additional information, see Note 5.  The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a non-recurring basis:

	Fair value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Impaired long-lived assets	$—	$—	$34,421	$34,421
Investment in PicOnyx	—	—	128	$128
Total fair value	$—	$—	$34,549	$34,549

10.	Stock Based Compensation

On May 21, 2019, the shareholders approved the 2019 CARBO Ceramics Inc. Omnibus Incentive Plan (the “2019 Omnibus Incentive Plan”).  The 2019 Omnibus Incentive Plan replaces the Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (“A&R 2014 Plan”). Under the 2019 Omnibus Incentive Plan, the Company may grant cash-based awards, stock options (both non-qualified and incentive) and other equity-based awards (including stock appreciation rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units) to employees and non-employee directors.  The amount paid under the 2019 Omnibus Incentive Plan to any single participant in any calendar year with respect to any cash-based award shall not exceed $5,000.  Awards may be granted with respect to a number of shares of the Company’s Common Stock that in the aggregate does not exceed 2,500,000 shares prior to the fifth anniversary of the effective date of the 2019 Omnibus Incentive Plan, plus (i) the number of shares that are forfeited, cancelled or returned and (ii) the number of shares subject to awards that are withheld by the Company or tendered by the participant to the Company to satisfy exercise price or tax withholding obligations in connection with awards other than options or stock appreciation rights.  No more than 100,000 shares may be granted to any single participant in any calendar year.  Equity-based awards may be subject to performance-based and/or service-based conditions.  With respect to stock options and stock appreciation rights granted, the exercise price shall not be less than the market value of the underlying Common Stock on the date of grant.  The maximum term of an option is ten years.  Restricted stock awards granted generally vest (i.e., transfer and forfeiture restrictions on these shares are lifted) proportionately on each of the first three anniversaries of the grant date, but subject to certain limitations, awards may specify other vesting periods.  As of December 31, 2019, 2,455,000 shares were available for issuance under the 2019 Omnibus Incentive Plan.  Although the Company’s A&R 2014 Plan has been cancelled, unvested shares granted under that plan remain outstanding in accordance with its terms.

A summary of restricted stock activity and related information for the year ended December 31, 2019 is presented below:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Nonvested at January 1, 2019	541,560	$12.14
Granted	468,984	$4.55
Vested	(246,675)	$12.74
Forfeited	(47,515)	$8.64
Nonvested at December 31, 2019	716,354	$7.20

As of December 31, 2019, there was $2,729 of total unrecognized compensation cost related to restricted shares granted under the now-cancelled A&R 2014 Plan.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  The total fair value of shares vested during the year ended December 31, 2019 was $1,011.  For restricted stock awards granted to certain executives of the Company, there is a holding period requirement of two years after the vesting date.  For the portion of such awards that are not expected to be withheld to satisfy tax withholdings, the grant date fair value for the January 2019 awards was discounted for the restriction of liquidity by 20.6%, which was calculated using the Finnerty model.

The Company made market-based cash awards to certain executives of the Company pursuant to the now-cancelled A&R 2014 Plan.  As of December 31, 2019, the Company’s outstanding market-based cash awards to certain executives of the Company had a total Target Award of $3,896.  We paid $439 in January 2020 relating to the 2017 grant, which was approximately 50% of the target award.  The Company believes that, other than the amount that was paid in January 2020, no additional outstanding market-based cash awards will be paid out in the future, therefore, as of December 31, 2019, we had not accrued any amounts in excess of the January 2020 payment.  The amount of awards that will ultimately vest can range from 0% to 200% based on the Company’s Relative Total Shareholder Return calculated over a three year period beginning January 1 of the year each grant was made.  During the year ended December 31, 2019, a total of $708 was paid relating to the 2016 grant, which was approximately 61% of the target award.  During the year ended December 31, 2018, a total of $526 was paid relating to the 2015 grant, which was approximately 76% of the target award.

The Company also granted phantom stock and cash-settled restricted stock units (collectively discussed as “phantom stock”) to certain key employees pursuant to the now-cancelled A&R 2014 Plan.  The units subject to a phantom stock award vest and cease to be forfeitable in equal annual installments over a three-year period.  Participants awarded units of phantom stock are entitled to a lump sum cash payment equal to the fair market value of a share of Common Stock on the vesting date.  In no event will Common Stock of the Company be issued with regard to outstanding phantom stock awards.  As of December 31, 2019, there were 319,892 units of phantom stock granted under the now-cancelled A&R 2014 Plan, of which 115,020 have vested and 27,862 have been forfeited.  As of December 31, 2019, nonvested units of phantom stock under the now-cancelled A&R 2014 Plan have a total value of $42, a portion of which is accrued as a liability within Accrued Payroll and Benefits.

11.	Loss Per Share

ASC Topic 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company’s outstanding non-vested restricted stock awards are participating securities.  Accordingly, earnings per common share are computed using the two-class method.  The impact of the Company’s Warrant issued to Wilks in March 2017 was not included in the computation of diluted loss per share because the average price for our common stock was less than the strike price of the Warrant and, therefore, the Warrant was not dilutive for 2019 or 2018.  Given the loss recorded, this is anti-dilutive. The Warrant entitles the holder thereof to purchase up to 523,022 shares of the Common Stock, at an exercise price of $4.00 per share, payable in cash.  Refer to Note 4.

The following table sets forth the computation of basic and diluted loss per share under the two-class method:

	2019	2018
Numerator for basic and diluted loss per share:
Net loss	$(304,201)	$(75,433)
Effect of reallocating undistributed earnings of participating securities	—	—
Net loss available under the two-class method	$(304,201)	$(75,433)
Denominator:
Denominator for basic loss per share—weighted-average shares	28,345,404	27,015,994
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share—adjusted weighted-average shares	28,345,404	27,015,994
Basic loss per share	$(10.73)	$(2.79)
Diluted loss per share	$(10.73)	$(2.79)

12.	Quarterly Operating Results––(Unaudited)

Quarterly results for the years ended December 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
2019
Revenues	$47,458	$43,099	$43,505	$27,645
Gross loss	(7,850)	(3,780)	(5,335)	(16,472)
Net loss	(19,994)	(16,205)	(29,428)	(238,574)
Loss per share:
Basic	$(0.73)	$(0.57)	$(1.03)	$(8.40)
Diluted	$(0.73)	$(0.57)	$(1.03)	$(8.40)
2018
Revenues	$49,367	$57,989	$53,819	$49,570
Gross loss	(10,015)	(1,152)	(4,753)	(6,769)
Net loss	(22,272)	(14,812)	(16,736)	(21,613)
Earnings per share:	$(0.83)	$(0.55)	$(0.62)	$(0.80)
Basic	$(0.83)	$(0.55)	$(0.62)	$(0.80)
Diluted

Quarterly data may not sum to full year data reported in the Consolidated Financial Statements due to rounding.

13.	Segment Information

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

Our industrial ceramic technology products are manufactured at the same facilities and using the same machinery and equipment as the oilfield products, however they are sold to industrial companies.  These products are designed for use in various industrial technology applications, including, but not limited to, casting and milling.  Our chief operating decision maker reviews discrete financial information as a whole for all of our manufacturing, consulting and software businesses.  Manufacturing includes the manufacture of technology products, base ceramics, industrial ceramics, sand and contract manufacturing, regardless of the industry the products are ultimately sold to.  See Note 2 for disaggregated revenue information.

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

Summarized financial information for the Company’s operating segments for the two-year period ended December 31, 2019 is shown in the following tables.  Intersegment sales are not material.

	Oilfield and Industrial Technologies and Services	Environmental Technologies and Services	Total
	($ in thousands)
2019
Revenue from external customers	$135,555	$26,152	$161,707
(Loss) income before income taxes	(306,827)	412	(306,415)
Total assets	177,460	14,054	191,514
Capital expenditures	1,899	293	2,192
Depreciation and amortization	29,694	1,013	30,707
2018
Revenue from external customers	$178,609	$32,136	$210,745
(Loss) income before income taxes	(77,264)	2,723	(74,541)
Total assets	456,416	17,950	474,366
Capital expenditures	1,093	946	2,039
Depreciation and amortization	33,452	1,153	34,605

Geographic Information

Long-lived assets, consisting of net property, plant and equipment, operating lease ROU assets and other long-term assets, as of December 31 in the United States and other countries are as follows:

	2019	2018
Long-lived assets:
United States	$76,424	$272,903
International	1,597	5,910
Total	$78,021	$278,813

Revenues outside the United States accounted for 27% and 19% of the Company’s revenues for 2019 and 2018, respectively.  Revenues for the years ended December 31 in the United States, Canada and other countries are as follows:

	2019	2018
Revenues:
United States	$118,604	$171,167
Canada	2,479	6,086
Other international	40,624	33,492
Total	$161,707	$210,745

Sales to Customers

The following schedule presents customers, primarily from the Oilfield and Industrial Technologies and Services segment, from whom the Company derived 10% or more of total revenues for the years ended December 31:

	A	B	C
2019	*	*	26.0%
2018	12.7%	13.7%	*

* Less than 10%

14.	Benefit Plans

The Company has defined contribution savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code.  Benefit costs recognized as expense under these plans consisted of the following for the years ended December 31:

	2019	2018
Contributions:
Profit sharing	$—	$—
Savings	1,103	1,142
	$1,103	$1,142

All contributions to the plans are 100% participant directed.  During 2018, participants were allowed to invest up to 10% of contributions in the Company’s Common Stock.  As of January 1, 2019, participants may not make any new contributions in the Company’s Common Stock.

15.	Commitments

The Company has an agreement with a supplier to purchase at least 50 percent of the annual kaolin requirements for the Eufaula, Alabama plant at specified contract prices.  In May 2017, the agreement was extended for an additional three years.  For the years ended December 31, 2019 and 2018, the Company purchased from the supplier $1,284 and $1,141, respectively, of kaolin under the agreement.

The Company has a mining agreement with a contractor to purchase 100% percent of the annual kaolin requirements for the Company’s McIntyre and Toomsboro, Georgia plants at specified contract prices, from lands owned or leased by either the Company or the contractor.  The agreement remains in effect until such time as all Company-owned minerals have been depleted.  For the years ended December 31, 2019 and 2018, the Company purchased $1,572 and $2,161, respectively, of kaolin under the agreement.

The Company had an agreement with a supplier to purchase wet sand at specified contract prices.  The two-year agreement required the Company to purchase 720,000 tons over the two-year period.  Any shortfall would be due from the Company at two dollars per ton.  As of December 31, 2019, there was a shortfall of approximately 407,457 tons.  For the year ended December 31, 2019 and 2018, the Company purchased $801 and $4,586, respectively, of wet sand under this agreement.  As a result of the shortfall, the Company has accrued $815 due to the supplier, recorded within other accrued expenses on the Consolidated Balance Sheet at December 31, 2019 and within cost of sales on the Consolidated Statement of Operations for the year ended December 31, 2019.  In addition, the Company has an agreement with a sand processing company to process sand at specified prices.  The two-year agreement also began January 1, 2018 and required the Company to process at least 10,000 tons per month on a rolling three-month average.  Any shortfall would be due from the Company at seven dollars per ton.    The Company provided an upfront capital infusion to the sand processing company to facilitate the processing of wet sand which will be repaid to the Company as an offset to future sand processing charges.  As of December 31, 2019, the total amount due to the Company relating to the unrecovered capital infusion and other receivables was approximately $452. Given the Company does not plan sand processing to continue with this company and given the ongoing arbitration (discussed below), during 2019, the Company wrote off the remaining unrecovered capital infusion and other receivables owed from the sand processing company of $452 within cost of sales.  For the year ended December 31, 2019 and 2018, the Company spent $823 and $2,369, respectively, in net sand processing charges under this agreement.  The sand processing company has alleged the Company did not meet the minimum processing requirements under the agreement and owes a shortfall amount of approximately $2,400.  The sand processing company has filed for arbitration against the Company over this payment.  The

Company believes this is a frivolous claim, and plans to defend its position.  As such, the Company has not recorded any contingent liability based on the sand processing company’s allegation.

The Company entered into a lease agreement dated November 1, 2008 (“2008 Agreement”) with the Development Authority of Wilkinson County (the “Wilkinson County Development Authority”).  Pursuant to the 2008 Agreement, the Wilkinson County Development Authority holds the title to the real and personal property of the Company's McIntyre and Toomsboro manufacturing facilities and leases the facilities to the Company for an annual administrative fee of $50 per year. The Company elected the renewal option on November 1, 2017, which extended the lease through November 1, 2021.  At any time prior to the scheduled termination of the lease, the Company has the option to terminate the lease and purchase the property for a nominal fee plus the payment of any rent payable through the balance of the lease term.  Furthermore, the Company has security interests in the titles held by the Development Authority.  The Company has also entered into a Memorandum of Understanding (the “MOU”) with the Development Authority and other local agencies, under which the Company receives tax incentives in exchange for its commitment to invest in the county and increase employment.  The Company is required to achieve certain employment levels in order to retain its tax incentives.  In the event the Company does not meet the agreed-upon employment targets or the MOU is otherwise terminated, the Company would be subjected to additional property taxes annually.  Based on adverse economic conditions beyond the Company’s control that negatively impacted employment levels, a notice dated February 1, 2016 sent by the Company to the Development Authority of Wilkinson County declared a force majeure, which suspended employment levels defined in the original agreement and preserved tax incentives until further notification of the restart of plant operations.  The Development Authority of Wilkinson County has not challenged the Company’s declaring a force majeure.  The properties subject to these lease agreements are included in Property, Plant and Equipment (net book value of approximately $20,680 at December 31, 2019) in the accompanying consolidated financial statements.

16.	Employment Agreements

The Company has an employment agreement through December 31, 2020 with its President and Chief Executive Officer.  The agreement provides for an annual base salary and incentive bonus.  If the President and Chief Executive Officer is terminated early without cause, the Company will be obligated to pay two years base salary and a prorated incentive bonus.  Under the agreement, the timing of the payment of severance obligations to the President in the event of the termination of his employment under certain circumstances has been conformed so that a portion of such obligations will be payable in a lump sum, with the remainder of the obligations to be paid over an 18 month period.  The agreement also contains a two-year non-competition covenant that would become effective upon termination for any reason.  The employment agreement extends automatically for successive one-year periods without prior written notice.

17.	Sale of Millen Facility

On December 31, 2018, the Company entered into a Purchase and Sale Agreement with a Buyer to sell the Company’s ceramic proppant manufacturing facility in Millen, Georgia for $23,000.  The transaction closed on December 31, 2018.  Selling expenses, including certain post-closing matters and retained liabilities, totaled approximately $7,267.  As of December 31, 2018, the Company had paid approximately $899 of the total selling expenses.  As such, net proceeds of $22,101 is included within investing cash flows on the consolidated statement of cash flows for the year ended December 31, 2018.  The selling expenses that had not yet been paid as of December 31, 2018 primarily relate to the post-closing matters and retained liabilities, and are recorded as liabilities as of December 31, 2018 within other accrued expenses, other current liabilities and other long-term liabilities on the consolidated balance sheets.  The payment of the post-closing matters will be an investing cash outflow when paid, and the repayment of the retained liabilities will be financing outflows when repaid over a multi-year period. During the year ended December 31, 2019, of the previously accrued selling expenses at December 31, 2018, the Company paid approximately $1,516 in post-closing matters and repaid approximately $704 in retained liabilities.  As of December 31, 2019, there are no post-closing matters accrued, and there was $4,016 remaining in retained liabilities, recorded in other current liabilities in our consolidated balance sheet.  These payments are recorded as investing and financing cash outflows, respectively, in the consolidated statement of cash flows for the year ended December 31, 2019.  Net Cash Proceeds, as defined in the New Credit Agreement, approximated $15,733, calculated as the gross proceeds of $23,000 less the selling expenses of $7,267.  The retained liabilities, due to the City of Millen and the local electrical cooperative, are associated with their respective investments in the Millen facility’s electrical and natural gas infrastructure during the construction of the plant.  The Company also retained an existing liability associated with a long-term fixed natural gas transportation agreement.  As of December 31, 2019, the fair value of these retained liabilities approximated the carrying value.  In order to backstop the amounts due under these retained liabilities, the Company agreed to an escrow holdback of $3,000 at closing and provided a letter of credit for an additional $2,000.  These were converted to notes payable during 2019, and the balance as of December 31, 2019 was $2,471 relating to the aggregate of three separate notes payable due to the City of Millen.  The notes bear interest at rates ranging from 0% to 3.5%.  These three notes payable are due in monthly principal and interest payments with maturities ranging from 2021 to 2026.  During 2019, the Company executed a note payable with the local electrical cooperative for its share of the retained liabilities.  The note bears interest at 5% annually and requires monthly principal and interest payments of $35 until maturity in February 2024.  The balance of this note payable at December 31, 2019 was $1,545.  The Company also agreed to a separate escrow holdback of $1,200 pending completion of the post-closing matters.  During 2019, the Company completed the post-closing matters.  However, the Buyer is disputing the repairs, and as such, as of December 31, 2019, we had only received $645 of the escrow holdback.  The remaining $555 is classified as non-current restricted cash pending the outcome of the dispute.  The book value of the assets, which were previously classified as held for sale, was $17,842, which after consideration of the selling price, the write-off of certain spare parts totaling $196 and costs to sell the facility, resulted in a loss on the sale of $2,305.

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

On March 29, 2020, we filed the Chapter 11 Cases and on March 30, 2020, we entered into the DIP Facility.  For additional information concerning the Chapter 11 Cases and the DIP Facility, see Note 1 to the Consolidated Financial Statements.

19.	Subsequent Events

In January 2020, the Company’s Board of Directors approved a retention program for certain key employees.  As a result, in January 2020, we paid approximately $2,982 in retention bonuses to certain key employees.  If an employee’s employment is terminated by the Company for “cause” or the employee resigns without “good reason” (each term as defined in the Retention Agreement), in either case, before specified future events set forth in the Retention Agreement, the employee will be required to repay to the Company an amount equal to the retention bonus.

On March 29, 2020, we filed the Chapter 11 Cases and on March 30, 2020, we entered into the DIP Facility.  In April 2020, we borrowed $5,000 under the DIP Facility.  For additional information concerning the Chapter 11 Cases and the DIP Facility, see Note 1 to the Consolidated Financial Statements.

Exhibit Index

3.1	Restated Certificate of Incorporation of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed for the period ending June 30, 2012)
3.2	Third Amended and Restated By-Laws of CARBO Ceramics Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed January 24, 2019)
4.1	Form of Common Stock Certificate of CARBO Ceramics Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1 Registration Statement No. 333-1884 filed July 19, 1996) (P)
4.2	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 2 of the Registrant’s Form 8-A12B Registration Statement No. 001-15903 filed February 25, 2002)
4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934
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

**10.9

Master Purchase Agreement for Goods and Services dated as of January 18, 2017 between CARBO Ceramics Inc. and Halliburton Energy Services, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016)

10.10

Lease Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.11

Option Agreement dated as of November 1, 2008 between the Development Authority of Wilkinson County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed December 30, 2008)

10.12

Lease Agreement dated as of November 1, 2012 between the Development Authority of Jenkins County and CARBO Ceramics Inc. (incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2012)

*10.13	Amended and Restated 2014 CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2017)
*10.14

Form of Officer Restricted Stock Award Agreement for Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017)

*10.15

Form of Non-Employee Director Restricted Stock Award Agreement for Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017)

*10.16

Form of Officer Restricted Stock Unit Award Agreement for Amended and Restated Omnibus 2014 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017)

*10.17	Description of Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010)
*10.18	Description of Modification to Annual Non-Employee Director Stock Grants (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2011)
*10.19

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

*10.25	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2012)
10.26	Sales Agreement between CARBO Ceramics Inc. and Cowen and Company, LLC, dated July 28, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed July 28, 2016)
10.27

Amended and Restated Credit Agreement dated as of March 2, 2017, by and between CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed March 6, 2017)

10.28

Letter Agreement, dated as of March 2, 2017, by and between Carbo Ceramics Inc., Wilks Brothers, LLC, William C. Morris, Robert S. Rubin and Gary A. Kolstad (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed March 6, 2017)

10.29

Registration Rights Agreement, dated as of March 2, 2017, by and between Carbo Ceramics Inc. and Wilks Brothers, LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K Current Report filed March 6, 2017)

10.30	Warrant, dated as of March 2, 2017, issued by Carbo Ceramics Inc. to Wilks Brothers, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K Current Report filed March 6, 2017)
10.31

Second Amended and Restated Pledge and Security Agreement, dated as of March 2, 2017, by and among CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as administrative agent (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K Current Report filed March 6, 2017)

*10.32

Fifth Amended and Restated Employment Agreement dated as of March 20, 2017, by and between CARBO Ceramics Inc. and Gary A. Kolstad (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2017)

10.33

Letter Agreement, dated as of March 2, 2017, between CARBO Ceramics Inc. and William C. Morris (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2017)

10.34

Letter Agreement, dated as of March 2, 2017, between CARBO Ceramics Inc. and Robert S. Rubin (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2017)

10.35

Letter Agreement, executed September 26, 2018, by and between Carbo Ceramics Inc. and Ascent Resources – Utica, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q/A Quarterly Report for the quarter ended September 30, 2018)

10.36

First Amendment to Amended and Restated Credit Agreement, dated as of June 7, 2018, by and between CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as lender and administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2018)

10.37

First Amendment to Second Amended and Restated Pledge and Security Agreement, dated as of June 7, 2018, by and among CARBO Ceramics Inc., as borrower, and Wilks Brothers, LLC, as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2018)

10.38

Second Amendment to Amended and Restated Credit Agreement and Joinder, dated as of June 20, 2019, by and among CARBO Ceramics Inc., the guarantors party thereto, the lenders party thereto, and Wilks Brothers, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K Current Report filed June 20, 2019)

10.39

First Amendment to Stockholder Agreement, dated as of June 20, 2019, by and between CARBO Ceramics Inc. and Wilks Brothers, LLC (incorporated by reference to Exhibit 10.2 of the Registrants Form 8-K Current Report filed June 20, 2019)

10.40

Amendment No. 1 to Warrant, dated as of June 20, 2019, by and between CARBO Ceramics Inc. and Wilks Brothers,

LLC (incorporated by reference to Exhibit 10.3 of the Registrants Form 8-K Current Report filed June 20, 2019)

10.41	2019 CARBO Ceramics Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrants Form 10-Q Quarterly Report for the quarter ended June 30, 2019)
10.42

Contract Manufacturing Services Agreement by and between CARBO Ceramics Inc. and PicOnyx, Inc. (incorporated by reference to Exhibit 10.2 of the Registrants Form 10-Q Quarterly Report for the quarter ended June 30, 2019)

10.43

Restructuring Support Agreement, dated as of March 28, 2020, by and among CARBO Ceramics Inc., Asset Guard Products Inc., StrataGen, Inc., Wilks Brothers, LLC and Equify Financial, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed March 30, 2020)

10.44

Senior Secured Super Priority Debtor-in-Possession Credit Agreement, dated as of March 30, 2020, by and among CARBO Ceramics Inc., as borrower, Asset Guard Products Inc. and StrataGen, Inc., as guarantors, and Wilks Brothers, LLC, as a lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed April 3, 2020)

10.45	Waiver to Credit Agreement, dated as of January 31, 2020, by and among CARBO Ceramics Inc., the lenders party thereto, and Wilks Brothers, LLC, as administrative agent
10.46	Waiver to Credit Agreement, dated as of February 27, 2020, by and among CARBO Ceramics Inc., the lenders party thereto, and Wilks Brothers, LLC, as administrative agent
10.47	Form of Retention Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed January 28, 2020)
21	Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification by Gary A. Kolstad
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ernesto Bautista III
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95	Mine Safety Disclosure
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

Dated: May 15, 2020

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

Signature	Title	Date

/s/ Gary A. Kolstad	Chairman of the Board, President, Chief Executive Officer and	May 15, 2020
Gary A. Kolstad	Director (Principal Executive Officer)

/s/ Ernesto Bautista III	Vice President and	May 15, 2020
Ernesto Bautista III	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sigmund L. Cornelius	Director	May 15, 2020
Sigmund L. Cornelius

/s/ Chad C. Deaton	Director	May 15, 2020
Chad C. Deaton

/s/ H.E. Lentz, Jr.	Director	May 15, 2020
H.E. Lentz, Jr.

/s/ Randy L. Limbacher	Director	May 15, 2020
Randy L. Limbacher

/s/ Carla S. Mashinski	Director	May 15, 2020
Carla S. Mashinski